Form 10-Q
period 2010-06-30
Steadfast Income REIT, Inc.
filed 2010-08-20
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-160748

STEADFAST INCOME REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-0351641 (I.R.S. Employer Identification No.)

18100 Von Karman Avenue, Suite 500 Irvine, California (Address of Principal Executive Offices)	92612 (Zip Code)
(949) 852-0700
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 18, 2010, there were 697,608 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the three and six months ended June 30, 2010 (unaudited)	3

Consolidated Statements of Equity for the period from May 4, 2009 (inception) to December 31, 2009 and for the six months ended June 30, 2010 (unaudited)	4

Consolidated Statement of Cash Flows for the six months ended June 30, 2010 (unaudited)	5

Condensed Notes to Consolidated Financial Statements as of June 30, 2010 (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II — OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Reserved	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements
Steadfast Income REIT, Inc.
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Cash and cash equivalents	$3,539,334	$202,007
Accounts receivable	166,474	—
Other assets	258,088	—

Total assets	$3,963,896	$202,007

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued liabilities	$32,859	$—
Due to affiliates	475,697	—

Total liabilities	508,556	—

Commitments and Contingencies
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 504,532 and 22,223 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	5,045	222
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	10	10
Additional paid-in capital	3,875,555	200,775
Accumulated deficit	(426,270)	—

Total stockholders’ equity	3,454,340	201,007
Noncontrolling interest	1,000	1,000

Total equity	3,455,340	202,007

Total liabilities and equity	$3,963,896	$202,007

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
Steadfast Income REIT, Inc. and Subsidiary
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Statements of Operations
(Unaudited)

		For the Six Months
	For the Three Months Ended	Ended
	June 30, 2010	June 30, 2010
Revenues	$—	$—

Expenses
General and administrative expenses	378,755	378,755
Acquisition costs	47,515	47,515

Net loss	(426,270)	(426,270)
Net loss attributable to noncontrolling interest	—	—

Net loss attributable to common stockholders	$(426,270)	$(426,270)

Net loss per common share — basic & diluted	$(2.85)	$(2.10)

Weighted average number of common shares outstanding— basic & diluted	149,386	203,297

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
Steadfast Income REIT, Inc. and Subsidiary
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Statements of Equity
For the Period from May 4, 2009 (Inception) to December 31, 2009 and for the Six Months Ended June 30, 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock		Convertible Stock
							Total
					Additional Paid-in	Accumulated	Stock-holders’	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Total Equity
BALANCE, May 4, 2009 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,223	222	—	—	199,785	—	200,007	—	200,007
Issuance of convertible stock	—	—	1,000	10	990	—	1,000	—	1,000
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,000	1,000

BALANCE, December 31, 2009	22,223	222	1,000	10	200,775	—	201,007	1,000	202,007

Issuance of common stock	482,309	4,823	—	—	4,278,543	—	4,283,366	—	4,283,366
Offering costs	—	—	—	—	(642,505)	—	(642,505)	—	(642,505)
Amortization of stock-based compensation	—	—	—	—	38,742	—	38,742	—	38,742
Net loss for six months ended June 30, 2010	—	—	—	—	—	(426,270)	(426,270)	—	(426,270)

BALANCE, June 30, 2010	504,532	$5,045	1,000	$10	$3,875,555	$(426,270)	$3,454,340	$1,000	$3,455,340

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
Steadfast Income REIT, Inc.
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2010
(Unaudited)

For the Six Months
Ended June 30, 2010
Cash Flows from Operating Activities:
Net loss	$(426,270)
Adjustment to reconcile net income to cash provided by operating activities:
Stock-based compensation	38,742
Changes in operating assets and liabilities:
Other assets	(33,088)
Accounts payable and accrued liabilities	32,859
Due to affiliates	309,524

Net cash used in operating activities	(78,233)

Cash Flows from Investing Activities:
Deposits for the purchase of real estate investments	(200,000)

Net cash used in investing activities	(200,000)

Cash Flows from Financing Activities:
Issuance of common stock, net	3,640,560
Payment of deferred financing costs	(25,000)

Net cash provided by financing activities	3,615,560

Net increase in cash and cash equivalents	3,337,327
Cash and cash equivalents, beginning of period	202,007

Cash and cash equivalents, end of period	$3,539,334

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
1.	Organization
     Steadfast Income REIT, Inc. (formerly Steadfast Secure Income REIT, Inc.) (the “Company”) was formed on May 4, 2009, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company issued 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisors, LLC, a Delaware limited liability company formed on May 1, 2009 (the “Advisor”), invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 4.
     Substantially all of the Company’s business is expected to be conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of, and owns a 0.01% partnership interest in, the Operating Partnership. The Advisor has invested $1,000 in the Operating Partnership in exchange for its limited partnership interests and owns the remaining 99.99% partnership interest in the Operating Partnership as its sole limited partner. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009. Pursuant to the Partnership Agreement, the Company will contribute funds as necessary to the Operating Partnership. Thereafter, the Operating Partnership will allocate income and distribute cash to each partner in proportion to their respective ownership interests. Through June 30, 2010, the Operating Partnership had not yet commenced operations.
     On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock, subject to an option to increase the offering by up to $18,800,000 in shares of common stock, at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. As of June 30, 2010 and December 31, 2009, 467,309 and zero shares had been sold in the Private Offering, respectively. On July 9, 2010 the Company terminated the Private Offering and on July 19, 2010 the Company commenced its registered public offering described below (the “Public Offering”).
     On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share. The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. If the Company extends the Public Offering beyond two years from the date of its commencement, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP.
     The Company intends to use substantially all of the net proceeds from the Private Offering and the Public Offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also selectively invest in industrial properties and other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
     Subject to certain restrictions and limitations, the business of the Company will be externally managed by the Advisor, pursuant to the Advisory Agreement, dated September 28, 2009, by and between the Company and the Advisor, which was amended on May 4, 2010 (the “Advisory Agreement”). The Company has retained Steadfast Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Public Offering. The Dealer Manager will be responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering.
     From inception to June 30, 2010, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. On August 11, 2010, the Company acquired a multifamily property located in Springfield, Illinois. See Note 9, “Subsequent Events.”
     As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Public Offering to the Operating Partnership as a capital contribution. The Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.
2.	Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2009, the Company’s cash on deposit was 100% within the federally insured limits. As of June 30, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing. There were no restrictions on the use of the Company’s cash as of June 30, 2010 and December 31, 2009.
Real Estate Assets
Depreciation
     Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	7-10 years
Real Estate Purchase Price Allocation
     In accordance with ASC Topic 805, Business Combinations, the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases. Acquisition costs will generally be expensed as incurred.
     The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by the Company in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.
     The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company will also estimate

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by the Company in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
     The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
Impairment of Real Estate Assets
     The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Deferred Financing Costs
     The Company will capitalize deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs over the terms of the respective financing agreements using the interest method. The Company will expense unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close will be expensed in the period in which it is determined that the financing will not close.
Fair Value Measurements
     Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
     When available, the Company will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
     Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Rents and Other Receivables
     The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.
Noncontrolling Interest in Consolidated Real Estate Partnerships
     The Company will report noncontrolling partners’ interest in consolidated real estate partnerships as noncontrolling interest within the equity section of the consolidated balance sheet, and amounts attributable to controlling and noncontrolling interests will be reported separately in the consolidated income statement and consolidated statement of equity. As of June 30, 2010 and December 31, 2009, the Company recorded the $1,000 contribution made by the Advisor to the Operating Partnership as noncontrolling interest within the equity section of the consolidated balance sheet.
Revenue Recognition
     The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. The Company will recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realizable.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
     The Company will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable of the Company is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.
Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under ASC 718 requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
     The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis.
     Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code.
Organization and Offering Costs
     Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering and the Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.
     After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses, plus sales commissions and dealer manager fees, borne by the Company in connection with the Public Offering exceed 15% of the gross proceeds raised in the Public Offering. In addition, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special, cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority (“FINRA”).
     Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the Public Offering.
     Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors.
Income Taxes
     The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and intends to operate as such beginning with its taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
Recently Issued Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB updated ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires a Company to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 also eliminates the quantitative approach previously required for determining the primarily beneficiary of a variable interest entity. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company adopted the updated ASC 810 on January 1, 2010, which did not have an impact on its financial statements.
3.	Other Assets
     At June 30, 2010, other assets consisted of:

June 30, 2010
Nonrefundable deposits for the purchase of real estate investments	$200,000
Deferred financing costs	25,000
Prepaid expenses	33,088

$258,088

The Company had no other assets as of December 31, 2009.
4.	Stockholders’ Equity
General
     Under the Company’s Second Articles of Amendment and Restatement (the “Charter:”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of Convertible Stock with a par value of $0.01 per share and 100,000,000 shares designated as preferred stock with a par value of $0.01 per share.
Common Stock
     The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
     During 2009, the Company issued 22,223 shares of common stock for proceeds of $200,007. During the six months ended June 30, 2010, the Company issued 467,309 shares of common stock for offering proceeds of $3,640,861, net of offering costs of $642,505. Offering proceeds include $166,474 of amounts receivable from the Company’s transfer agent as of June 30, 2010. These offering costs consist of selling commissions and dealer manager fees. As of June 30, 2010 and December 31, 2009, the Company had issued 504,532 and 22,223 shares of common stock, respectively.
Convertible Stock
     The Company has issued 1,000 shares of Convertible Stock, par value $0.01 per share, to the Advisor. The Convertible Stock will convert to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
     The Charter also provide the Company’s board of directors with authority to issue one or more classes or series of preferred stock and prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2010 and December 31, 2009, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions upon commencement of the Public Offering. The initial purchase price per share under the DRP will be $9.50. If the Company extends the Public Offering beyond two years from the date of its commencement, the Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated net asset value per share, the then current public offering price of shares of the Company’s common stock and other factors that the board of directors deems relevant.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
     No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
Share Repurchase Plan
     There is no market for the Company’s common stock and, as a result, there is risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder. To allow stockholders to sell their shares of common stock in limited circumstances, the Company’s board of directors has approved a share repurchase plan.
     Unless shares of common stock are being redeemed in connection with a stockholder’s death or disability, the Company may not redeem shares until they have been outstanding for one year. In addition, the Company has limited the number of shares redeemed pursuant to the share repurchase plan as follows: (1) during any calendar year, the Company would not redeem in excess of 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) funding for the repurchase of shares would come exclusively from the net proceeds the Company received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by the Company’s board of directors; provided, however, that the above holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.
     Under the share repurchase plan, prior to the completion of the Offering Stage (as defined below), the purchase price for shares repurchased by the Company under the plan will be as follows:

Repurchase Price
Share Purchase Anniversary	on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Primary Offering Price
2 years	95.0% of Primary Offering Price
3 years	97.5% of Primary Offering Price
4 years	100.0% of Primary Offering Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the shares of common stock.

(2)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
     The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
     Notwithstanding the foregoing, following the completion of the Offering Stage, shares of the Company’s common stock will be repurchased at a price equal to a price based upon the Company’s most recently established estimated net asset value per share, which the Company will publicly disclose every six months beginning no later

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
than six months following the completion of the Offering Stage based on periodic valuations by independent third party appraisers and qualified independent valuation experts selected by the Advisor. The Offering Stage will be considered complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Public Offering or follow-on public equity offerings, provided the Company has not filed a registration statement for a follow-on public equity offering as of such date.
     The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange.
Distributions
     The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds for the Company to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5 million during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions the Company pays exceed the Company’s funds from operations (as defined by the National Association of Real Estate Investment Trusts), plus (1) any acquisition expenses and acquisition fees expensed by the Company that are related to any property, loan or other investment acquired or expected to be acquired by the Company and (2) any non-operating, non-cash charges incurred by the Company, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter (“Adjusted Funds From Operations”), the fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which the distributions paid to the Company’s stockholders for the quarter exceed the Company’s Adjusted Funds From Operations up to an amount equal to a 7.0% cumulative non-compounded annual return to stockholders’ invested capital, prorated for such quarter. The Company is only obligated to pay the Advisor for these deferred fees if and to the extent that the Company’s cumulative Adjusted Funds From Operations for the period beginning on the date of the commencement of the Private Offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders for the period from the commencement of the Public Offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor. The amount of fees that may be deferred as described above is limited to an aggregate amount of $5 million.
5.	Related Party Arrangements
     The Company has entered into the Advisory Agreement with the Advisor, a Dealer Manager Agreement with the Dealer Manager with respect to the Private Offering and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreements, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public and Private Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement will be deferred. See “Distributions” in Note 4.
     At June 30, 2010, due to affiliates consisted of:

June 30, 2010
Advances from Advisor and its affiliates for operating expenses	$283,423
Accrued offering costs reimbursement due to Advisor	166,173
Advances from Advisor for acquisition costs	26,101

$475,697

Operating Expenses
     As of June 30, 2010, the Advisor and its affiliates had advanced the Company $283,423 for the payment of the Company’s direct operating expenses, primarily comprising fees paid to independent directors and a directors’ and officer’s insurance policy.
Organization and Offering Costs
     Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public and Private Offering including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
     Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company in connection with the Public Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds raised in the Public Offering.
     Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through June 30, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
     The amount of organization and offering (“O&O”) costs that is reimbursable or was paid through June 30, 2010 is as follows:

Gross offering proceeds:
Private offering	$4,283,366
Public offering	—

Total offering proceeds	4,283,366

O&O limitation	15%

Total O&O costs available to be paid/reimbursed	$642,505

O&O expenses recorded:
Sales commissions paid	$203,356
Broker dealer fees paid	126,576
Private offering costs reimbursements	146,400
Private offering costs accrued	166,173

Total O&O costs recorded by the Company	$642,505

     The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special, cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of FINRA.
     As of June 30, 2010, the Advisor had incurred on behalf of the Company organization and offering costs of $2,742,009, as follows:

	Incurred
	through	Payable as of
	June 30, 2010	June 30, 2010
Organizational expenses	$98,765	$—
Private Offering costs	916,315	166,173
Public Offering costs	1,726,929	—

	$2,742,009	$166,173

     When recorded by the Company, organization costs are expensed as incurred, offering costs, which include selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. During the three and six months ended June 30, 2010, the Company reimbursed $146,400 of organization and offering costs to the Advisor, and accrued an additional $166,173 all of which were charged to stockholders’ equity as the Company has elected to first reimburse costs associated with the Private Offering. As of June 30, 2010 the Advisor had incurred $98,765 of organization costs, $916,315 of offering costs in connection with the Private Offering, and $1,726,929 of offering costs in connection with the Public Offering. After reimbursing all costs associated with the Private Offering ($603,742 of which remain reimbursable to the Advisor) the Company will reimburse the Advisor for organization costs and then offering costs incurred in connection with the Public Offering. The Company did not

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
accrue for the reimbursement of any organization and offering costs in the financial statements as of December 31, 2009, nor were any reimbursements made during the three and six months ended June 30, 2009 because such costs did not become a liability of the Company until $2,000,000 in proceeds were raised in the Private or Public Offerings which did not occur until April 15, 2010.
Selling Commissions and Dealer Manager Fees
     The Company will pay the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued through the DRP. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. During the three and six months ended June 30, 2010, the Company paid $203,356 of sales commissions and $126,576 of dealer manager fees from the proceeds received from the sale of the Company’s common stock, which were recorded as a reduction of additional paid in capital.
Acquisition Fees
     The Company will pay the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments.
     In addition to acquisition fees, the Company will reimburse the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. During the three and six months ended June 30, 2010, the Advisor incurred $26,101 of acquisition costs paid to third parties.
     The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6.0% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 6.0% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Investment Management Fee
     With respect to investments in real estate, the Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
Other Operating Expense Reimbursement
     In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to its executive officers.
     The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the greater of 2% of the Company’s average invested assets, or 25% of the Company’s net income (the “2% 25% Guidelines”), unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Commencing upon the fourth fiscal quarter following the fiscal quarter ended March 31, 2010 and at least annually thereafter, the Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the greater of 2%/25% Guidelines. “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
     As of June 30, 2010 the Advisor had incurred $226,675 of total operating expenses which the Company may be obligated to reimburse. As of June 30, 2010 the Company has no invested assets and no net income; therefore, the Company has not recorded an accrual for any portion of the Advisor’s operating expenses. The Company will accrue for the reimbursement of the Advisor’s operating expenses up to the greater of the amount allowed by the 2%/25% Guidelines or the amount approved by the independent directors.
Disposition Fee
     If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold.
     No disposition fee will be paid for securities traded on a national securities exchange. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Guidelines.
     In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
     The Company’s charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3.0% of the contract sales price.
6. Incentive Award Plan and Independent Director Compensation
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of June 30, 2010 and December 31, 2009, except those awards granted to the independent director as described below.
     Under the Company’s independent directors’ compensation plan, each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she will receive 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock will generally vest upon issuance and the remaining portion in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control.
     On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each independent director 5,000 shares of restricted common stock upon election to the board of directors. The Company recorded stock-based compensation expense of $38,742 during the three and six months ended June 30, 2010.
7. Conflicts of Interest
     All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and other Sponsor affiliated entities. Through Sponsor affiliated entities, these persons also serve as investment advisers to investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.
     Some of the material conflicts that the Advisor, the Dealer Manager or its Sponsor’s affiliates will face are (1) the determination of whether an investment opportunity should be recommended to the Company or another sponsor affiliated entity; (2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company or another sponsor affiliated entity, and the activities in which they are involved; (3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided by the Company; and (4) the fees received by the Advisor, the Dealer Manager, and its sponsor’s affiliates in connection with the Company’s public offering of equity securities.
8. Economic Dependency
     The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)
identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
9. Subsequent Events
     The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Property Acquisition
     On August 11, 2010, the Company acquired a fee simple interest in a multifamily property located in Springfield, Illinois, commonly known as the Lincoln Tower Apartments (the “Property”), for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. The Property was acquired through SIR Lincoln Tower, LLC, an indirect wholly-owned subsidiary of the Operating Partnership (“SIR Lincoln Tower”). SIR Lincoln Tower financed the payment of the purchase price for the Property with (1) proceeds from its Private and Public Offerings and (2) the proceeds of a loan (the “Loan”) in the aggregate principal amount of $6,650,000 from the seller of the Property (the “Seller”).
     The Loan has a term of 60 months, ending September 1, 2015 (the “Initial Maturity Date”), provided that SIR Lincoln Tower has the option to extend the Initial Maturity Date for up to two successive periods of twelve months each. Interest on the outstanding principal balance of the Loan accrues at a rate of 6.0% per annum through the Initial Maturity Date. A monthly payment of interest only in the amount of $33,250 is due and payable on the first day of each calendar month. Subject to any extension of the Initial Maturity Date, the entire outstanding principal balance of the Loan, plus any accrued and unpaid interest thereon, is due and payable in full on the Initial Maturity Date. SIR Lincoln Tower may prepay all or any portion of the outstanding principal balance of the Loan without premium or penalty. The performance of SIR Lincoln Tower’s obligations under the Loan is secured by a Purchase Money Mortgage, Assignment of Rents, Leases and Security Agreement between SIR Lincoln Tower and Seller of the Property. In addition, pursuant to an Acknowledgment and Agreement to Personal Liability For Exceptions to Non-Recourse Liability, the Company has unconditionally and irrevocably agreed to pay to Seller, or its assigns, on demand, all amounts for which SIR Lincoln Tower is personally liable under the Loan.
Distribution Declared
     In connection with the acquisition of the Property, the Company’s board of directors declared a cash distribution to stockholders. Distributions will (1) accrue daily to stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) be payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, commencing September 15, 2010, and (3) be calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.
Status of the Private and Public Offerings
     On July 9, 2010, the Company terminated the Private Offering. The Company had sold 640,275 shares of common stock in the Private Offering for gross proceeds of $5,869,946.
     The Company commenced its Public Offering on July 19, 2010. As of August 18, 2010, the Company had sold 20,110 shares of common stock in the Public Offering for gross proceeds of $201,100.

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations
     The following discussion and analysis should be read in conjunction with the accompanying financial statements of Steadfast Income REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Income REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.
Forward-Looking Statements
     Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have no operating history and, as of June 30, 2010, our assets total $3.9 million;

•	our ability to effectively deploy the proceeds raised in our private and public offerings of common stock;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
     Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission, or SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.
     All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-160748) filed with the SEC, as the same may be amended and supplemented from time to time.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Overview
     We are a newly formed Maryland corporation and have no operating history. We are dependent upon proceeds received from our private and public offerings to conduct our proposed activities. The capital required to purchase our investments will be obtained from our securities offerings and from any indebtedness that we may incur in connection with the investment or thereafter. We have initially been capitalized with $202,007; $200,007 of which was contributed by our sponsor on June 12, 2009 in exchange for 22,223 shares of our common stock and $1,000 of which was contributed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” on July 10, 2009 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in our operating partnership in exchange for its limited partnership interests.
          On October 13, 2009, we commenced a private offering of up to $94,000,000 in shares of our common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers), which we refer to as the “private offering.” We offered shares of our common stock for sale in the private offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act, and Regulation D promulgated thereunder. As of June 30, 2010, we had received aggregate gross offering proceeds (including $166,474 that was yet to be received from our transfer agent), net of certain discounts, of approximately $3,640,861 from the sale of approximately 467,309 shares in the private offering. On July 9, 2010, we terminated our private offering, at which time we had raised $5,869,946 from the sale of 640,275 shares of our common stock.
     On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan, or DRP, at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. If we extend the initial public offering beyond two years from the date of its commencement, our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to its stockholders pursuant to the DRP to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the DRP.
     We intend to use substantially all of the net proceeds from the private offering and initial public offering to invest in a diverse portfolio of real estate and real estate-related assets, primarily in the multifamily sector. In addition, to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties and real estate-related assets.
     Steadfast Income Advisor, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and will manage our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.
     As of June 30, 2010, we had not yet acquired any real properties or other real estate assets. On August 11, 2010, we acquired a fee simple interest in a multifamily property located in Springfield, Illinois commonly known as the Lincoln Tower Apartments, through SIR Lincoln Tower, LLC, or SIR Lincoln Tower, an indirect wholly-owned subsidiary of our operating partnership, for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. SIR Lincoln Tower financed the payment of the purchase price for the Lincoln Tower Apartments with (1) proceeds from our private and public offerings and (2) the proceeds of a loan in the aggregate principal amount of $6,650,000 from the seller of the Lincoln Tower Apartments.
     Substantially all of our business will be conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we will transfer substantially all of

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
the net proceeds of our offerings to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a real estate investment trust, or REIT, for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
     Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.
     To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations described in our Second Amended Articles of Restatement, or our charter, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.
     If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
Critical Accounting Policies
     Below is a discussion of the accounting policies that we believe will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Cash and Cash Equivalents
     We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2009, our cash on deposit was 100% within the federally insured limits. As of June 30, 2010, we had amounts in excess of federally insured limits in deposit accounts with a financial institution. We limit such deposits to financial institutions with high credit standing. There were no restrictions on the use of our cash as of June 30, 2010 and December 31, 2009.
Real Estate Assets
Depreciation
     Real estate costs related to the acquisition, development, construction and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years

Building improvements	10-25 years

Tenant improvements	Shorter of lease term or expected useful life

Tenant origination and absorption costs	Remaining term of related lease

Furniture, fixtures, and equipment	7-10 years
Real Estate Purchase Price Allocation
     In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, we will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases Acquisition costs will generally be expensed as incurred.
     We will measure the aggregate value of other intangible assets acquired based on the difference between (1) the property valued with existing in-place leases adjusted to market rental rates and (2) the property valued as if vacant. Our estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by us in our analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.
     We will also consider information obtained about each property as a result of our preacquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, we will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We will also estimate costs to execute similar leases, including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics that we will consider in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
     We will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
Impairment of Real Estate Assets
     We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Deferred Financing Costs
     We will capitalize deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. We will amortize these costs over the terms of the respective financing agreements using the interest method. We will expense unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close will be expensed in the period in which it is determined that the financing will not close.
Fair Value Measurements
     Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
     When available, we will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
     Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Rents and Other Receivables
     We will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. We will exercise judgment in establishing these allowances and consider payment history and current credit status of our tenants in developing these estimates.
Noncontrolling Interest in Consolidated Real Estate Partnerships
     We will report noncontrolling partners’ interest in consolidated real estate partnerships as noncontrolling interest within the equity section of the consolidated balance sheet, and amounts attributable to controlling and noncontrolling interests will be reported separately in the consolidated income statement and consolidated statement of equity. As of June 30, 2010 and December 31, 2009, we recorded the $1,000 contribution made by our advisor to our operating partnership as noncontrolling interest within the equity section of the consolidated balance sheet.
Revenue Recognition
     We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. We will recognize revenues from property management, asset management, syndication and other services when the related fees are earned and are realizable.
     We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of our continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.
Accounting for Stock-Based Compensation
     We account for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under ASC 718 requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
     We intend to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain our qualification as a REIT, we intend to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). We expect to authorize and declare daily distributions that will be paid on a monthly basis.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
     Distributions to stockholders will be determined by our board of directors and will be dependent upon a number of factors relating to us, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code.
Organization and Offering Costs
     Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services. Any reimbursement of expenses paid to our advisor will not exceed actual expenses actually incurred by our advisor.
     After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses plus sales commissions and dealer manager fees borne by us in connection with the initial public offering exceed 15% of the gross proceeds raised in our initial public offering. In addition, to the extent we do pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in special, cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of our initial public offering, as required by the rules of the Financial Industry Regulatory Authority, or FINRA.
     Reimbursements to our advisor or its affiliates for offering costs paid by them behalf of the Company with respect to our private offering is not limited to 15% of the gross offering proceeds of the private offering. However, we will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the private offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, we have not accrued for the reimbursement of organization and offering costs of the private offering in excess of the 15% of gross offering proceeds raised through June 30, 2010.
Income Taxes
     We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with its taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Recently Issued Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash, or ASU No. 2010-01. This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on our consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued ASC Topic 855, Subsequent Events , or ASC 855. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, or ASU No. 2010-09. ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB updated ASC Topic 810, Consolidation, or ASC 810. ASC 810 requires us to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 also eliminates the quantitative approach previously required for determining the primarily beneficiary of a variable interest entity. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. We adopted the updated ASC 810 on January 1, 2010, which did not have an impact on our financial statements.
Distribution Policy
     We expect to authorize and declare daily distributions that will be paid on a monthly basis. We intend to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which we make our first real estate investment. Once we commence paying distributions, we expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. As of June 30, 2010, we had not declared or paid any distributions.
     In connection with our acquisition of the Lincoln Tower Apartments on August 11, 2010, our board of directors declared a cash distribution to our stockholders. Distributions will (1) accrue daily to our stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) be payable in cumulative amounts on or

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
before the 15th day of each calendar month with respect to the prior month commencing in September 2010, and (3) be calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.
     In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to the advisor pursuant to the advisory agreement will be deferred up to an aggregate amount of $5 million during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which we refer to as our “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. We are only obligated to pay our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations for the period beginning on the date of the commencement of our private offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such payment or (2) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of our initial public offering through the date of such payment. Our obligation to pay the deferred fees will survive the termination of the advisory agreement and will continue to be subject to the repayment conditions above. We will not pay interest on the deferred fees if and when such fees are paid to our advisor. The amount of fees that may be deferred as described above is limited to an aggregate of $5 million.
     We will accrue the probable and estimable amount of deferred fees and the deferred fees will continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred.
Results of Operations
     During the period from our inception (July 6, 2009) to June 30, 2010, we had been formed and had commenced our private offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.
     For the three and six months ended June 30, 2010, we had a net loss of $426,270 primarily due to the costs associated with our organization and offering costs related to our private offering and initial public offering further described in the notes to our consolidated financial statements.
Liquidity and Capital Resources
     If we raise substantially less funds in our initial public offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
     We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
     In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
     Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:
•	current cash balances;

•	public offerings;

•	various forms of secured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’s private placements, if any;

•	proceeds from our distribution reinvestment plan; and

•	cash from operations.
     Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s private placement, if any, will be adequate to meet our liquidity requirements and capital commitments.
     Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public or private offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
     As of June 30, 2010, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources for these types of financings and a credit facility. There can be no assurance that we will be able to obtain any such financings or credit facility on favorable terms, if at all.
Inflation
     Substantially all of our multifamily property leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit tenants to leave at the end of the lease term and therefore will expose us to the effect of a decline in

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
     With respect to other commercial properties, we expect to include provisions in our leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. We believe that shorter term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.
     As of June 30, 2010, we had not entered into any leases.
REIT Compliance
     To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Funds from Operations
     GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We intend to compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper, which we refer to as the “White Paper,” and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.
     As of June 30, 2010, we have not commenced real estate operations, and therefore had no calculation of FFO for the three or six months ended June 30, 2010.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

PART I — FINANCIAL INFORMATION (continued)
Item 3. Qualitative and Quantitative Disclosure About Market Risk.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of June 30, 2010, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.
     We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three and six months ended June 30, 2010, we did not repurchase any of our securities.
     On April 15, 2010, we granted 5,000 shares of restricted stock to each of our three independent directors pursuant to our independent directors’ compensation plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. One-fourth of the independent directors’ restricted stock become non-forfeitable on the date of grant and one-fourth will become non-forfeitable on each of the first three anniversaries of the date of grant.
     We conducted a private offering for up to of up to $94,000,000 in shares of common stock at $9.40 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated October 13, 2009, as supplemented. From October 13, 2009 through June 30, 2010, we received offering proceeds of approximately $3,640,861(including $166,474 that was yet to be received from our transfer agent) for shares of common stock through this private placement; this amount is net of offering costs of $642,505. We terminated the private offering on July 9, 2010, at which time we had raised $5,869,946 from the sale of 640,275 shares of our common stock.
     Each of the purchasers of our common shares in the private offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common shares were exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
     On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Because our public offering had not commenced, as of June 30, 2010, we had issued no shares of common stock pursuant to our public offering.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Reserved.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Effective February 1, 2010, Steadfast Secure Income REIT, Inc., Steadfast Secure Income Advisor, LLC and Steadfast Secure Income REIT Operating Partnership, L.P. changed their names to Steadfast Income REIT, Inc.,

PART II—OTHER INFORMATION (continued)
Steadfast Income Advisor, LLC and Steadfast Income REIT Operating Partnership, L.P., respectively. With respect to documents executed prior to the name change, the following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.1	Second Advisory Agreement among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (filed as Exhibit 10.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.2	Amended and Restated Limited Partnership Agreement of Steadfast Secure Income REIT Operating Partnership, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.3	Steadfast Secure Income REIT, Inc. 2009 Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.4	Steadfast Secure Income REIT, Inc. Independent Directors’ Compensation Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.5	Amendment to the Steadfast Secure Income REIT, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 4 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.6	Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date: August 20, 2010	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 20, 2010	By:	/s/ Dinesh K. Davar
Dinesh K. Davar
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Effective February 1, 2010, Steadfast Secure Income REIT, Inc., Steadfast Secure Income Advisor, LLC and Steadfast Secure Income REIT Operating Partnership, L.P. changed their names to Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC and Steadfast Income REIT Operating Partnership, L.P., respectively. With respect to documents executed prior to the name change, the following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.1	Second Advisory Agreement among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (filed as Exhibit 10.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.2	Amended and Restated Limited Partnership Agreement of Steadfast Secure Income REIT Operating Partnership, L.P. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.3	Steadfast Secure Income REIT, Inc. 2009 Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.4	Steadfast Secure Income REIT, Inc. Independent Directors’ Compensation Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.5	Amendment to the Steadfast Secure Income REIT, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 4 to Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.6	Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002