Form 10-Q
period 2010-09-30
Steadfast Income REIT, Inc.
filed 2010-11-15
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 333-160748

STEADFAST INCOME REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0351641
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18100 Von Karman Avenue, Suite 500
Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)
(949) 852-0700
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     As of November 11, 2010, there were 849,510 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (unaudited)	3

Consolidated Statements of Equity for the period from May 4, 2009 (inception) to December 31, 2009 and for the nine months ended September 30, 2010 (unaudited)	4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 (unaudited)	5

Condensed Notes to Consolidated Financial Statements as of September 30, 2010 (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Reserved	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements
Steadfast Income REIT, Inc.
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Real Estate:
Land	$258,600	$—
Building and improvements	8,741,736	—
Tenant origination and absorption costs	499,664	—

Total real estate, cost	9,500,000	—
Less accumulated depreciation and amortization	(175,558)	—

Total real estate, net	9,324,442
Cash and cash equivalents	2,844,851	202,007
Rents and other receivables	108,327	—
Deferred financing costs and other assets, net	50,432	—

Total assets	$12,328,052	$202,007

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued liabilities	$504,205	$—
Note payable	6,650,000	—
Distributions payable	36,752	—
Due to affiliates	316,012	—

Total liabilities	7,506,969	—

Commitments and contingencies (Note 11)

Redeemable common stock	2,387	—

Equity
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 772,143 and 22,223 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	7,721	222
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	10	10

Additional paid-in capital	6,081,361	200,775
Cumulative distributions and net losses	(1,270,396)	—

Total stockholders’ equity	4,818,696	201,007
Noncontrolling interest	—	1,000

Total equity	4,818,696	202,007

Total liabilities and equity	$12,328,052	$202,007

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
Steadfast Income REIT, Inc.
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2010	September 30, 2010
Revenues:
Rental income	$263,425	$263,425
Tenant reimbursements and other	14,226	14,226

Total revenues	277,651	277,651

Expenses:
Operating, maintenance and management	86,087	86,087
Real estate taxes and insurance	46,137	46,137
Fees to affiliates	217,408	217,408
Depreciation and amortization	175,558	175,558
Interest expense	56,799	56,799
General and administrative expenses	375,208	753,963
Acquisition costs	101,992	149,507

	1,059,189	1,485,459

Net loss	(781,538)	(1,207,808)
Net loss attributable to noncontrolling interest	1,000	1,000

Net loss attributable to common stockholders	$(780,538)	$(1,206,808)

Net loss per common share — basic and diluted	$(1.15)	$(3.30)

Weighted average number of common shares outstanding— basic and diluted	680,632	365,924

Distributions declared per common share	$.096	$.096

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
Steadfast Income REIT, Inc.
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Statements of Equity
For the Period from May 4, 2009 (Inception) to December 31, 2009 and for the Nine Months Ended September 30, 2010
(Unaudited)

	Stockholders’ Equity
	Common Stock		Convertible Stock
						Cumulative	Total
					Additional	Distributions	Stock-	Non-
					Paid-in	and Net	holders’	Controlling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interest	Total Equity
BALANCE, May 4, 2009 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,223	222	—	—	199,785	—	200,007	—	200,007
Issuance of convertible stock	—	—	1,000	10	990	—	1,000	—	1,000
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,000	1,000

BALANCE, December 31, 2009	22,223	222	1,000	10	200,775		201,007	1,000	202,007

Issuance of common stock	749,920	7,499	—	—	6,800,709	—	6,808,208	—	6,808,208
Transfers to redeemable common stock	—	—	—	—	(2,387)	—	(2,387)	—	(2,387)
Commissions on sales of common stock and related dealer manager fees	—	—	—	—	(540,787)	—	(540,787)	—	(540,787)
Other offering costs	—	—	—	—	(423,707)	—	(423,707)	—	(423,707)
Distributions declared	—	—	—	—	—	(63,588)	(63,588)	—	(63,588)
Amortization of stock-based compensation	—	—	—	—	46,758	—	46,758	—	46,758
Net loss for nine months ended September 30, 2010	—	—	—	—	—	(1,206,808)	(1,206,808)	(1,000)	(1,207,808)

BALANCE, September 30, 2010	772,143	$7,721	1,000	$10	$6,081,361	$(1,270,396)	$4,818,696	$—	$4,818,696

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
Steadfast Income REIT, Inc.
(formerly Steadfast Secure Income REIT, Inc.)
Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,207,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,558
Amortization of deferred finance costs	274
Stock-based compensation	80,505
Changes in operating assets and liabilities:
Rent and other receivables	(15,827)
Other assets	(15,706)
Accounts payable and accrued liabilities	504,205
Due to affiliates	316,012

Net cash used in operating activities	(162,787)

Cash Flows from Investing Activities:
Acquisition of real estate investments	(2,850,000)

Net cash used in investing activities	(2,850,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,679,574
Payments of commissions on sales of common stock and related dealer manager fees	(540,787)
Reimbursement of other offering costs to affiliates	(423,707)
Distributions paid to common stockholders	(24,449)
Payment of deferred financing costs	(35,000)

Net cash provided by financing activities	5,655,631

Net increase in cash and cash equivalents	2,642,844
Cash and cash equivalents, beginning of period	202,007

Cash and cash equivalents, end of period	$2,844,851

Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,275

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$36,752

Issuance of note payable to acquire real estate	$6,650,000

Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$2,387

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
1. Organization and Business
     Steadfast Income REIT, Inc. (formerly Steadfast Secure Income REIT, Inc.) (the “Company”) was formed on May 4, 2009, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisors, LLC, a Delaware limited liability company formed on May 1, 2009 (the “Advisor”), invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 7.
     Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of, and owns a 0.01% partnership interest in, the Operating Partnership. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009. Pursuant to the Partnership Agreement, the Company contributes funds as necessary to the Operating Partnership.
     On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock, subject to an option to increase the offering by up to $18,800,000 in shares of common stock, at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. On or about July 9, 2010, the Company terminated the Private Offering and on July 19, 2010 the Company commenced its registered public offering described below (the “Public Offering”). The Company had sold 637,279 shares of common stock in the Private Offering for gross proceeds of $5,844,325. As of December 31, 2009, no shares had been sold in the Private Offering.
     On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. If the Company extends the Public Offering beyond two years from the date the registration statement was declared effective, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. As of September 30, 2010, the Company had sold 93,751 shares of common stock in the Public Offering for gross proceeds of $930,137, including 251 shares of common stock issued pursuant to the DRP for gross offering proceeds of $2,387.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     The business of the Company is primarily externally managed by the Advisor, pursuant to the Advisory Agreement, dated September 28, 2009, by and between the Company and the Advisor, which was amended and restated on May 4, 2010 (the “Advisory Agreement”). The Company has retained Steadfast Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Public Offering. The Dealer Manager will be responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering.
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
     The Company commenced its operations on August 11, 2010 upon acquiring a fee simple interest in a multifamily property located in Springfield, Illinois which represents the Company’s sole investment in real property as of September 30, 2010.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
Real Estate Assets
Real Estate Acquisition Purchase Price Allocation
     In accordance with ASC Topic 805, Business Combinations, the Company records the acquisition of income-producing real estate or real estate that will be used for production of income as a business combination. Above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases. Acquisition costs are generally expensed as incurred.
     The Company measures the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The Company’s estimates of value are made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors considered by the Company in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.
     The Company considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.
     The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by the Company in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
     The Company amortizes the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles are amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles are charged to expense in that period.
Impairment of Real Estate Assets and Related Intangible Assets and Liabilities
     The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
the Company does not believe that it will be able to recover the carrying value of the asset, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the three and nine months ended September 30, 2010.
Depreciation
     Real estate costs related to the acquisition, development, construction, and improvement of properties are capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	7-10 years
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2009, the Company’s cash on deposit was 100% within the federally insured limits. As of September 30, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Deferred Financing Costs
     The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs over the terms of the respective financing agreements using the interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2010 and December 31, 2009, the Company’s net deferred financing costs were $34,726 and $0, respectively.
Fair Value Measurements
     Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
     When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
     Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
     The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market). The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced to sell), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Rents and Other Receivables
     The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivable that arise from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
Revenue Recognition
     The Company recognizes minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred. The Company recognizes revenues from property management, asset management, syndication and other services when the related fees are earned and are realizable.
     The Company recognizes gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable of the Company is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company defers gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.
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
Distribution Policy
     The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from August 12, 2010 to September 30, 2010, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from August 12, 2010 through September 30, 2010 was a record date for distributions.
     Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code.
Organization and Offering Costs
     Organization and offering expenses include all expenses (other than sales commissions and related dealer manager fees) to be paid by the Company in connection with the Public Offering and the Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
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
     Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.
     Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the Company’s independent directors.
Income Taxes
     The Company intends to elect to be taxed as a REIT under the Internal Revenue Code and intends to operate as such beginning with its taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
Per Share Data
     Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2010. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     For the period from August 12, 2010 to September 30, 2010, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from August 12, 2010 through September 30, 2010 was a record date for distributions.
Recently Issued Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 had no impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.
3. Real Estate
Lincoln Tower Property Acquisition
     On August 11, 2010, the Company acquired a fee simple interest in a multifamily property located in Springfield, Illinois, commonly known as the Lincoln Tower Apartments (the “Lincoln Tower Property”), through a wholly-owned subsidiary of the Operating Partnership.
     The Company acquired the Lincoln Tower Property for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Lincoln Tower Property with (1) proceeds from the Company’s Private Offering and Public Offering and (2) a seller-financed loan in the aggregate principal amount of $6,650,000. An acquisition fee of $192,761 was earned by the Advisor in connection with the acquisition of the Lincoln Tower Property; however, this fee has been deferred pursuant to the terms of the Advisory Agreement until the Company’s cumulative adjusted funds from operations (as defined in the Advisory Agreement) exceed the lesser of (1) the cumulative amount of any distributions paid to the Company’s stockholders as of the date of reimbursement of the deferred fee or (2) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital to the Company’s stockholders as of the date of reimbursement. The amount of fees that may be deferred is limited to an aggregate amount of $5 million.
     The Lincoln Tower Property is a 17-story apartment complex constructed in 1968 and contains 190 one-, two- and three-bedroom apartments ranging from approximately 750 to 1,800 square feet, as well as underground parking facilities and various community amenities such as a night attendant, a fitness center, a club room, laundry facilities and extra storage space. The Lincoln Tower Property’s residential units were 86% leased as of September 30, 2010. The Lincoln Tower Property also includes approximately 8,800 square feet of commercial office space, which was 95% occupied as of September 30, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
          An affiliate of the Company’s sponsor, entered into a Property Management Agreement (the “Management Agreement”), pursuant to which the affiliated property manager will serve as the exclusive leasing agent and manager of the Lincoln Tower Property. The Management Agreement contains customary covenants by the property manager with respect to leasing activities, employment of personnel, maintenance and repairs, supervision of capital improvements, required liability insurance coverage, collection of rents and other tenant charges and monthly and annual financial reports. Pursuant to the Management Agreement, the Lincoln Tower Property will pay the property manager a monthly management fee in an amount equal to 3.5% of the Lincoln Tower Property’s gross revenues (as defined in the Management Agreement) for each month. In addition, the Lincoln Tower Property will reimburse the property manager for the salaries and related benefits of on-site property management employees. The Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Management Agreement, provided that the Lincoln Tower Property may terminate the Management Agreement at any time without cause upon thirty (30) days prior written notice to the property manager.
          The purchase price for the Lincoln Tower Property was allocated as follows as of the closing date:

						Intangibles
						Tenant
			Acquisition		Building and	Origination and	Total Purchase
Property Name	City	State	Date	Land	Improvements	Absorption Costs	Price
Lincoln Tower	Springfield	IL	08/11/2010	$258,600	$8,741,736	$499,664	$9,500,000
     The intangible assets acquired in connection with the acquisition had a weighted-average amortization period as of the date of acquisition of approximately one year.
     As of September 30, 2010, the Company’s real estate portfolio was solely comprised of the Lincoln Tower Property. The following table provides summary information regarding the property owned by the Company as of September 30, 2010:

Accumulated
					Total	Depreciation	Total
	Date			Property	Real Estate	and	Real Estate,
Property	Acquired	City	State	Type	at Cost	Amortization	Net
Lincoln Tower	08/11/2010	Springfield	IL	Apartment	$9,500,000	$175,558	$9,324,442
Operating Leases
          As of September 30, 2010, the Lincoln Tower Property was 86% leased by a diverse group of 173 tenants, comprised of 164 residential tenants and nine commercial tenants. For the three months ended September 30, 2010, the Lincoln Tower Property earned approximately 90% and 10% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three years to five years.
          The residential and commercial leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $136,060 as of September 30, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     As of September 30, 2010, the future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants is as follows:

October 2010 to December 2010	$38,000
2011	126,000
2012	109,000
2013	43,000
2014	11,000

$327,000

     As of September 30, 2010, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
     As of September 30, 2010, the Company has no tenants with rent balances outstanding over 90 days.
4. Tenant Origination and Absorption Costs
     As of September 30, 2010, the Company’s tenant origination and absorption costs are as follows:

Cost	$499,664
Accumulated Amortization	(125,359)

Net Amount	$374,305

     The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the three months ended September 30, 2010 was $125,359.
     As of September 30, 2010, the Company’s property had no above market lease assets or below market lease liabilities.
5. Deferred Financing Costs and Other Assets
     As of September 30, 2010, deferred financing costs and other assets consisted of:

Deferred financing costs	$35,000
Prepaid expenses	15,706

50,706
Less accumulated amortization	(274)

Deferred financing costs and other assets, net	$50,432

     The Company had no deferred financing costs and other assets as of December 31, 2009.
6. Note Payable
          As of September 30, 2010, the Company’s note payable consisted of a note in the principal amount of $6,650,000 issued by the seller of the Lincoln Tower Property in connection with the acquisition of the Lincoln Tower Property on August 11, 2010 (the “Lincoln Tower Note”). The Lincoln Tower Note has a term of sixty (60) months, ending September 1, 2015 with the option to extend the maturity date for up to two successive periods of twelve months each, subject to customary and market rate extension provisions. Interest on the Lincoln Tower Note will accrue at a rate of 6% per annum through September 1, 2015.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     The Lincoln Tower Note contains customary non-financial debt covenants and does not contain any financial debt covenants other than a payment default covenant. As of September 30, 2010, the Company was in compliance with all debt covenants.
     During the three months ended September 30, 2010, the Company incurred $56,799 of interest expense. The Company did not incur any interest expense for periods prior to August 11, 2010 since it did not have any indebtedness prior to that date. As of September 30, 2010, $33,250 of interest expense was payable, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The Company did not have any amounts of interest expense payable as of December 31, 2009 as it did not have any indebtedness as of that date. Included in interest expense for the three months ended September 30, 2010 was $274 of amortization of deferred financing costs.
7. Stockholders’ Equity
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
Common Stock
     The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
     During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. During the three and nine months ended September 30, 2010, the Company issued 267,611 and 749,920 shares of common stock for offering proceeds of $2,166,719 and $5,807,580 respectively, net of offering costs of $321,990 and $964,494, respectively. Offering proceeds include $92,500 of amounts receivable from the Company’s transfer agent as of September 30, 2010. These offering costs consist of selling commissions and dealer manager fees.
Convertible Stock
     The Company has issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
Preferred Stock
     The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2010 and December 31, 2009, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. If the Company extends the Public Offering beyond two years from the date of its commencement, the Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated net asset value per share, the then current public offering price of shares of the Company’s common stock and other factors that the board of directors deems relevant.
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
     Unless shares of common stock are being redeemed in connection with a stockholder’s death or disability, the Company may not redeem shares until they have been outstanding for one year. In addition, the Company has limited the number of shares redeemed pursuant to the share repurchase plan during any calendar year to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those than can be funded from the net proceeds the Company received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by the Company’s board of directors.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
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
     Notwithstanding the foregoing, following the completion of the Offering Stage, shares of the Company’s common stock will be repurchased at a price equal to a price based upon the Company’s most recently established estimated net asset value per share, which the Company will publicly disclose every six months beginning no later than six months following the completion of the Offering Stage based on periodic valuations by independent third party appraisers and qualified independent valuation experts selected by the Advisor. The “Offering Stage” will be considered complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Public Offering or follow-on public equity offerings, provided the Company has not filed a registration statement for a follow-on public equity offering as of such date.
     The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not redeem any shares during the three and nine months ended September 30, 2010.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
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
Distributions Declared
     In connection with the acquisition of the Lincoln Tower Property, the Company’s board of directors declared a cash distribution to stockholders. Distributions (1) accrue daily to stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, commencing on or before September 15, 2010, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the Company’s DRP.
     The distributions declared for the period from August 12, 2010 through September 30, 2010 were $63,588, including $2,387, or 251 shares of common stock, of amounts attributable to the DRP.
     As of September 30, 2010, $36,752 distributions declared are payable.
Distributions Paid
     On September 14, 2010, the Company paid distributions of $24,449, which related to distributions declared for each day in the period from August 12, 2010 through August 31, 2010. Stockholders purchased 251 shares for gross offering proceeds of $2,387 through the Company’s distribution reinvestment plan for the period from August 12, 2010 through September 30, 2010.
8. Related Party Arrangements
     The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor for organization and offering costs incurred by the Advisor on behalf of the Company, and the Company is obligated to reimburse the Advisor for

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5 million.
     Amounts attributable to the Advisor and its affiliates that were (i) incurred during the period from May 4, 2009 (inception) to December 31, 2009 and for the period from January 1, 2010 to September 30, 2010, (ii) paid during the period from May 4, 2009 (inception) to December 31, 2009 and for the period from January 1, 2010 to September 30, 2010 and (iii) payable at September 30, 2010 are as follows:

	Incurred		Paid
	For the period from		For the period from
	May 4, 2009	For the period from	May 4, 2009	For the period from
	(inception) to	January 1, 2010 to	(inception) to	January 1, 2010 to	Payable at
	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	September 30, 2010
Advances for operating expenses	$—	$356,579	$—	$340,036	$16,543
Organization and offering costs reimbursement	—	524,445	—	442,384	82,061
Acquisition fees	—	192,761	—	—	192,761
Investment management	—	12,850	—	—	12,850
Property management:
Fees	—	11,797	—	—	11,797
Reimbursement of onsite personnel	—	33,660	—	33,660	—

	$—	$1,132,092	$—	$816,080	$316,012

Operating Expenses
     As of September 30, 2010, the Advisor and its affiliates had advanced the Company $16,543 for the payment of the Company’s direct operating expenses, comprising of transfer agent reimbursement expenses and acquisition expenses.
Organization and Offering Costs
     Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public and Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company in connection with the Public Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds raised in the Public Offering.
     Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through September 30, 2010.
     The amount of organization and offering (“O&O”) costs that is reimbursable or was paid through September 30, 2010 is as follows:

Gross offering proceeds:	$6,772,075

O&O limitation	15%

Total O&O costs available to be paid/reimbursed	$1,015,811

O&O expenses recorded:
Sales commissions paid	$338,360
Broker dealer fees paid	202,427
Private offering costs reimbursements	423,707
Organizational costs reimbursements	18,677
Organizational costs accrued	32,640

Total O&O costs reimbursements recorded by the Company	$1,015,811

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
     As of September 30, 2010, the Advisor had incurred $3,500,214 of organizational and offering costs on behalf of the Company, of which $2,434,982 has been deferred as of that date, as follows:

			Additional
	Incurred through	Amounts	Amounts	Deferred as of
	September 30, 2010	Recognized	Recognized	September 30, 2010
Organizational expenses	$100,738	$51,317	$49,421	$—
Private Offering costs	1,326,413	876,649	—	449,764
Public Offering costs	2,073,063	87,845	—	1,985,218

	$3,500,214	$1,015,811	$49,421	$2,434,982

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     Organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. During the three and nine months ended September 30, 2010, the Company incurred, and reimbursed, $111,134 and $423,707, respectively, of offering costs to the Advisor that were attributable to the Private Offering all of which were charged to stockholders’ equity as the Company elected to first reimburse costs associated with the Private Offering up to the 15% limitation. During the three and nine months ended September 30, 2010, the Company incurred $100,738 of organizational costs of which $51,317 was reimbursable to the Advisor at September 30, 2010. During the three and nine months ended September 30, 2010, the Company reimbursed the Advisor $18,677 for organization costs incurred during the periods then ended.
     As of September 30, 2010, the Advisor had incurred $100,738 of organization costs, $1,326,413 of offering costs in connection with the Private Offering, and $2,073,063 of offering costs in connection with the Public Offering. After reimbursing offering costs associated with the Private Offering up to the 15% limitation of $876,649 ($449,764 of which remains potentially reimbursable to the Advisor subject to the approval of the independent directors), the Company began reimbursing the Advisor for organization costs. After reimbursing organization costs the Company will reimburse the Advisor for offering costs incurred in connection with the Public Offering. The Company did not accrue for the reimbursement of any organization and offering costs in the financial statements as of December 31, 2009, nor were any reimbursements made during that period because such costs did not become a liability of the Company until $2,000,000 in proceeds were raised in the Private or Public Offerings which did not occur until April 15, 2010.
Selling Commissions and Dealer Manager Fees
     The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued through the DRP. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. During the three and nine months ended September 30, 2010, the Company paid $135,005 and $338,360 of selling commissions, respectively, and $75,850 and $202,427 of dealer manager fees, respectively, from the proceeds received from the sale of the Company’s common stock, which were recorded as a reduction of additional paid in capital.
Acquisition Fees
     The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. As of September 30, 2010, $192,761 of acquisition fees attributable to the Advisor was included in due to affiliates in the accompanying consolidated balance sheet. Payment of acquisition fees attributable to the Advisor has been deferred as of September 30, 2010.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     In addition to acquisition fees, the Company reimburses the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. During the three and nine months ended September 30, 2010, the Advisor incurred $101,992 and $149,507 of acquisition costs paid to third parties, respectively.
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
Investment Management Fee
     With respect to investments in real estate, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three and nine months ended on September 30, 2010, the Company incurred $12,850 of investment management fees attributable to the Advisor. Payment of investment management fees attributable to the Advisor has been deferred as of September 30, 2010.
Other Operating Expense Reimbursement
     In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and IT costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to its executive officers.
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
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     The Company has not recorded an accrual for any portion of the operating expenses incurred by the Advisor in providing services to the Company. The Company will accrue for the reimbursement of the Advisor’s operating expenses up to the greater of the amount allowed by the 2%/25% Guidelines or the amount approved by the independent directors.
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
     The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3.0% of the contract sales price.
     As of September 30, 2010, the Company has not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company has not incurred any disposition fees as of September 30, 2010.
Property Management Fees and Expenses
          The Company has entered into a property management agreement with an affiliate of the Company’s sponsor pursuant to which the affiliate manager serves as the property manager of the Lincoln Tower Property. The property management fee payable with respect to each property is equal to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of our board of directors, including a majority of our independent directors. The Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Management Agreement, provided that the Company may terminate the Management Agreement at any time without cause upon thirty (30) days prior written notice to the Property Manager. During the period from August 11, 2010 to September 30, 2010, the Company incurred $11,797 of property management fees payable to the property manager.
          In addition, the Company reimburses the property manager for the salaries and related benefits of on-site property management employees. For the period from August 11, 2010 to September 30, 2010, the Company incurred $33,660 of salaries and related benefits of on-site property management employees, of which no amounts are payable to the property management affiliate at September 30, 2010.
9. Incentive Award Plan and Independent Director Compensation
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of September 30, 2010 and December 31, 2009, except those awards granted to the independent director as described below.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
     Under the Company’s independent directors’ compensation plan, each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she will receive 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock will generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control.
     On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each independent director 5,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $8,016 and $46,758 during the three and nine months ended September 30, 2010.
10. Pro Forma Financial Information
     The Company acquired one property, the Lincoln Tower Property, on August 11, 2010, which was accounted for as a business combination. The following unaudited pro forma information for the three and nine months ended September 30, 2010 has been prepared to give effect to the acquisition of the Lincoln Tower Property as if the acquisition occurred on January 1, 2010.

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Revenues	$493,967	$1,475,304

Depreciation and amortization	$226,028	$846,172

Net loss	$(518,389)	$(1,499,932)

Net loss per common share, basic and diluted	$(0.76)	$(4.10)

Weighted-average number of common shares outstanding, basic and diluted	680,632	365,924

11. Commitments and Contingencies
Economic Dependency
     The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I — FINANCIAL INFORMATION (continued)

Item 1.	Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
Environmental
     As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Legal Matters
     From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition.
12. Subsequent Events
     The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
     On October 14, 2010, the Company paid distributions of $42,545, which related to distributions declared for each day in the period from September 1, 2010 through September 30, 2010 and consisted of cash distributions paid in the amount of $36,752 and additional shares issued pursuant to the DRP in the amount of $5,793.
Status of the Offering
     The Company commenced its Public Offering on July 19, 2010. As of November 11, 2010, the Company had sold 170,197 shares of common stock in the Public Offering for gross proceeds of $1,684,354, including 920 shares of common stock issued pursuant to the DRP for gross offering proceeds of $8,744. Total shares sold as of November 11, 2010 in the Private Offering and Public Offering were 849,510 shares representing gross proceeds of $7,537,423, including 920 shares of common stock issued pursuant to the DRP for gross offering proceeds of $8,744.

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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have a limited operating history due to the fact that our operations recently commenced on August 11, 2010;
•	our ability to effectively deploy the proceeds raised in our private and public offerings of common stock;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);
•	the availability of capital;
•	interest rates; and
•	changes to generally accepted accounting principles, or GAAP.
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
Overview
     We are a newly formed Maryland corporation and commenced operations on August 11, 2010. We are dependent upon proceeds received from our private and public offerings of common stock to conduct our proposed

PART I — FINANCIAL INFORMATION (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
activities. The capital required to purchase our investments will be obtained from our securities offerings and from any indebtedness that we may incur in connection with the investment or thereafter. We have initially been capitalized with $202,007; $200,007 of which was contributed by our sponsor on June 12, 2009 in exchange for 22,223 shares of our common stock and $1,000 of which was contributed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” on July 10, 2009 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in our operating partnership in exchange for limited partnership interests.
          On October 13, 2009, we commenced a private offering of up to $94,000,000 in shares of our common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers), which we refer to as the “private offering.” We offered shares of our common stock for sale in the private offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act, and Regulation D promulgated thereunder. On or about July 9, 2010, we terminated our private offering, at which time we had raised $5,844,325 from the sale of 637,279 shares of our common stock.
     On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan, or DRP, at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. If we extend the initial public offering beyond two years from the date of our registration statement was declared effective, our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to its stockholders pursuant to the DRP to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the DRP.
     We intend to use substantially all of the net proceeds from the private offering and initial public offering to invest in a diverse portfolio of real estate and real estate-related assets, primarily in the multifamily sector. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties and real estate-related assets. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
     On August 11, 2010, we acquired a fee simple interest in a multifamily property located in Springfield, Illinois commonly known as the Lincoln Tower Apartments, through SIR Lincoln Tower, LLC, or SIR Lincoln Tower, a wholly-owned subsidiary of our operating partnership, for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. SIR Lincoln Tower financed the payment of the purchase price for the Lincoln Tower Apartments with (1) proceeds from our private and public offerings and (2) the proceeds of a loan in the aggregate principal amount of $6,650,000 from the seller of the Lincoln Tower Apartments.
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
     Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of our offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a real estate investment trust, or REIT, for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses

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
     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics that we will consider in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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
Impairment of Real Estate Assets
     We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
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
Organization and Offering Costs
     Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services. Any reimbursement of expenses paid to our advisor will not exceed expenses actually incurred by our advisor.
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
     Reimbursements to our advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to our private offering is not limited to 15% of the gross offering proceeds of the private offering. However, we will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the private offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, we have not accrued for the reimbursement of organization and offering costs of the private offering in excess of the 15% of gross offering proceeds raised through September 30, 2010.
Income Taxes
     We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we

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
Distributions
     As described below, our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. During the early stages of our operations, we may declare distributions in excess of funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
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
     We accrue the probable and estimable amount of deferred fees and the deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred.
     In connection with our acquisition of the Lincoln Tower Apartments on August 11, 2010, our board of directors declared a cash distribution to our stockholders. Distributions (1) accrue daily to our stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month commencing in September 2010 and (3) be calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
          Distributions declared and paid were as follows for the three months ended September 30, 2010 (in dollars, except per share amounts):

Net Cash Used in
		Distributions				Operating Activities for the
	Distributions	Declared Per	Distributions Paid(3)			Nine Months Ended
Period	Declared(1)	Share(1) (2)	Cash	Reinvested	Total	September 30, 2010
For the period from August 12, 2010 to September 30, 2010	$63,588	$0.096	$24,449	$2,387	$26,836	$(162,787)

(1)	Distributions for the period from August 12, 2010 through September 30, 2010 are based on daily record dates and are calculated at a rate of $0.001917 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately on the 15th day of the following calendar month.
          For the three months ended September 30, 2010, we paid aggregate distributions of $26,836, including $24,449 of distributions paid in cash and 251 shares of our common stock issued pursuant to the DRP for $2,387. FFO for the three months ended September 30, 2010 was $(605,980) and cash flow from operations was $(162,787). We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with both funds from operations and proceeds of our private and public offerings. See the reconciliation of FFO to net income below in “Funds from Operations and Adjusted Funds from Operations”.
          Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our real estate and real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” and “Results of Operations” herein. Those factors include: the future operating performance of our investments in existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
     Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. As of September 30, 2010, our borrowings were not in excess of 300% of the value of our net assets.
     In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments include payments to the dealer

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of our initial public offering. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
     Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:
•	current cash balances;

•	sales of shares of common stock in our offering;

•	various forms of secured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’s private placements, if any;

•	proceeds from our DRP; and

•	cash from operations.
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
     As of September 30, 2010, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources for these types of financings and a credit facility. There can be no assurance that we will be able to obtain any such financings or credit facility on favorable terms, if at all.
Cash Flows from Operating Activities
     As of September 30, 2010, we owned one real estate property which we acquired on August 11, 2010. During the nine months ended September 30, 2010, net cash used in operating activities was $162,787, which primarily comprised of general and administrative expenses prior to the commencement of our operations and net cash from real estate rental activities for the period from August 11, 2010 to September 30, 2010, We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Cash Flows from Investing Activities
     Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2010, net cash used in investing activities was $2,850,000 and primarily consisted of the acquisition of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Cash Flows from Financing Activities
     Our cash flows from financing consist primarily of proceeds from our ongoing initial public offering and distributions paid to our stockholders. During the nine months ended September 30, 2010, net cash provided by financing activities was $5,655,631 and consisted of the following:
•	$6,679,574 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $540,787 and (2) the reimbursement of other offering costs to affiliates in the amount of $423,707;

•	deferred financing costs of $35,000; and

•	$24,449 of net cash distributions, after giving effect to distributions reinvested by stockholders of $2,387.
Contractual Commitments and Contingencies
     We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings will be reviewed by our board of directors at least quarterly. As of September 2010, our borrowings were not in excess of 300% of the value of our net assets.
     In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us.
     As of September  30, 2010, we had a note payable in the principal amount of $6,650,000, or the Lincoln Tower Note, issued by the seller of the Lincoln Tower Property in connection with our acquisition of the Lincoln Tower property on August 11, 2010. For more information on the Lincoln Tower Note, see Note 6 to our consolidated financial statements included herein.
     The following is a summary of our contractual obligations as of September 30, 2010:

	Payments Due During the Years Ending December 31,
		Remainder of
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Interest payments on outstanding debt obligations (1)	$1,995,000	$99,750	$798,000	$798,000	$299,250
Principal payments on outstanding debt obligations(2)	$6,650,000	$—	$—	$—	$6,650,000

(1)	Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2010. We incurred interest expense of $56,525 during the nine months ended September 30, 2010, excluding amortization of deferred financing costs totaling $274.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of the Lincoln Tower Note whereby no principal payments are required until the maturity of the Lincoln Tower Note on September 1, 2015.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Results of Operations
Overview
     During the period from our inception (May 4, 2009) to August 11, 2010, we had been formed and had commenced both our private and public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. On August 11, 2010, we acquired our first real estate investment and, accordingly, commenced operations on that date.
Net loss
     Our results of operations for the three and nine months ended September 30, 2010 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on August 11, 2010 in connection with the acquisition of our first investment, the Lincoln Tower property, which is the sole real property we own as of September 30, 2010. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
     For the three and nine months ended September 30, 2010, we had a net loss of $781,538 and $1,207,808, respectively, primarily due to the costs associated with our organization and offering costs related to our private offering further described in the notes to our consolidated financial statements included herein and the fact that we did not commence operations until August 11, 2010.
Total revenues
     Rental income and tenant reimbursements was $277,651 for the three and nine months ended September 30, 2010, which resulted from the acquisition of the Lincoln Tower property on August 11, 2010. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
     Operating, maintenance and management expenses were $86,087 for the three and nine months ended September 30, 2009. Real estate taxes and insurance were $46,137 for the three and nine months ended September 30, 2010. These expenses resulted from the acquisition of the Lincoln Tower property on August 11, 2010. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
     Fees to affiliates pursuant to our advisory agreement were $217,408 for the three and nine months ended September 30, 2010. We expect fees to affiliate to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
     Depreciation and amortization expenses were $175,558 for the three and nine months ended September 30, 2010, which resulted from the acquisition of the Lincoln Tower property on August 11, 2010. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Interest expense
     Interest expense was $56,799 for the three and nine months ended September 30, 2010. Included in interest expense is the amortization of deferred financing costs of $274 for the three and nine months ended September 30, 2010. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
     General and administrative expenses were $375,208 and $753,963 for the three and nine months ended September 30, 2010, respectively. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition Costs
     Acquisition costs were $101,992 and $149,507 for the three and nine months ended September 30, 2010, respectively, and relate to the acquisition of prospective and acquired real estate and real estate-related investments.
Inflation
     Substantially all of our multifamily property leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit tenants to leave at the end of the lease term and therefore will expose us to the effects of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
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
     As of September 30, 2010, we had not entered into any leases as a lessee.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Funds from Operations and Adjusted Funds from Operations
     Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, and our calculation of Adjusted Funds from Operations, as defined below, is presented in the following table for the three months ended September 30, 2010:

Reconciliation of net loss to FFO:
Net loss attributable to common stockholders	$(780,538)
Add:
Depreciation of real estate assets	50,199
Amortization of lease-related costs	125,359
Less:
Net loss attributable to noncontrolling interest	(1,000)

FFO	$(605,980)

Reconciliation of FFO to AFFO:
FFO	$(605,980)
Add: Acquisition expenses and fees	294,753

AFFO	$(311,227)

FFO per share	$(.89)

AFFO per share	$(.46)

Weighted average shares	680,632

     Set forth below is additional information related to certain items included in net loss, FFO and AFFO, above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
     Significant Items Included in Net Loss and FFO:
•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $56,799 for the three months ended September 30, 2010; and

•	Acquisition fees and expenses related to the purchase of real estate of approximately $294,753 for the three months ended September 30, 2010.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
     We also compute Adjusted Funds from Operations, or AFFO, as a non-GAAP financial measure that we believe is a useful supplemental measure of our performance. We compute AFFO by adding any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges. AFFO is not intended to represent cash flow for the period, and it only provides an additional perspective on our ability to fund cash needs and make distributions to stockholders by adjusting the effect of the non-cash items included in FFO, as well as recurring capital expenditures and leasing costs. We believe that net income or loss is the most directly comparable GAAP financial measure to AFFO. We also believe that AFFO provides useful information to the investment community about our financial position as compared to other REITs since AFFO is a widely reported measure used by other REITs. However, other REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to other REITs.
     Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
     We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

PART I — FINANCIAL INFORMATION (continued)

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. We believe that we currently have limited exposure to financial market risks as our outstanding indebtedness bears interest at a fixed rate. Accordingly, as of September 30, 2010, an increase or decrease in interest rates would have no effect on our interest expense.
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

Item 4.	Controls and Procedures.
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
     During the three and nine months ended September 30, 2010, we did not repurchase any of our securities.
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
     We conducted a private offering of up to $94,000,000 in shares of common stock at $9.40 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated October 13, 2009, as supplemented. We terminated the private offering on or about July 9, 2010, at which time we had raised $5,844,325, net of offering costs of $876,649, from the sale of 637,279 shares of our common stock.
     Each of the purchasers of our common shares in the private offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuances of our common shares were exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
     On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. As of September 30, 2010, we had sold 731,030 shares of our common stock, including 251 shares issued pursuant to the DRP, for gross offering proceeds of $6,772,075 in the private offering and public offering.
          We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2010, we had invested in one multifamily property located in Springfield, Illinois which we purchased for an aggregate purchase price of $9,500,000. The acquisition of this property was funded from proceeds of our offerings and $6,650,000 in seller financing.
          As of September 30, 2010, we have not redeemed any shares of our common stock pursuant to our share redemption plan.

Item 3.	Defaults Upon Senior Securities.
     None.

PART II—OTHER INFORMATION (continued)

Item 4.	Reserved.
     None.

Item 5.	Other Information.
     On November 9, 2010, Dinesh K. Davar, our Chief Financial Officer and Treasurer, resigned from his respective positions with us, effective as of November 9, 2010. On November 9, 2010, our board of directors appointed James M. Kasim to serve as our Chief Financial Officer and Treasurer, effective as of November 9, 2010.
     Mr. Kasim, age 41, previously served as Chief Financial Officer of Pacific Office Properties Trust, Inc. (NYSE Amex: PCE), a publicly traded real estate investment trust, from February 2008 to September 2009. At Pacific Office Properties Trust, Mr. Kasim was responsible for all areas of finance and accounting and was integrally involved in the capital markets initiatives of the company. Mr. Kasim also previously served as President and Chief Operating Officer and Executive Vice President and Chief Financial Officer of BentleyForbes, a national private commercial real estate company with a portfolio in excess of $2 Billion from September 2009 to May 2010 and from June 2005 to July 2007, respectively. In addition, Mr. Kasim previously served for approximately eleven years as a Senior Manager with Ernst & Young’s Real Estate and Hospitality practice. Mr. Kasim received a Bachelor of Science Degree in Business Administration from California State University, Northridge and a Masters in Business Administration, with honors, from the Marshall School of Business at the University of Southern California. Mr. Kasim is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California State Society of Certified Public Accountants. Mr. Kasim has also served as Adjunct Professor for the School of Policy, Planning and Development at the University of Southern California in the Master’s Degree in Real Estate Development Program and continues to serve as a guest lecturer for many of the University of Southern California’s other programs.

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

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.1	Purchase Agreement, dated as of March 25, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed November 12, 2010, Commission File No. 333-160748 (“Post-Effective Amendment No. 1”))

10.2	First Amendment to Purchase Agreement, dated as of May 14, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1)

10.3	Assignment and Assumption of Purchase Agreement, dated as of August 10, 2010, by and between Steadfast Asset Holdings, Inc. and SIR Lincoln Tower, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1)

10.4	Purchase Money Note, dated August 11, 2010, issued by SIR Lincoln Tower, LLC in favor of Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1)

10.5	Purchase Money Mortgage, Assignment of Rents, Leases and Security Agreement, dated as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (including attached Acknowledgment and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability by Steadfast income REIT, Inc.) (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1)

10.6	Property Management Agreement, entered into as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date: November 15, 2010	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: November 15, 2010	By	/s/ James M. Kasim
James M. Kasim
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

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.1	Purchase Agreement, dated as of March 25, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed November 12, 2010, Commission File No. 333-160748 (“Post-Effective Amendment No. 1”))

10.2	First Amendment to Purchase Agreement, dated as of May 14, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1)

10.3	Assignment and Assumption of Purchase Agreement, dated as of August 10, 2010, by and between Steadfast Asset Holdings, Inc. and SIR Lincoln Tower, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1)

10.4	Purchase Money Note, dated August 11, 2010, issued by SIR Lincoln Tower, LLC in favor of Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1)

10.5	Purchase Money Mortgage, Assignment of Rents, Leases and Security Agreement, dated as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (including attached Acknowledgment and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc.) (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1)

10.6	Property Management Agreement, entered into as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002