Form 10-K
period 2010-12-31
Steadfast Income REIT, Inc.
filed 2011-03-22
CIK 1468010

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission file number 333-160748

STEADFAST INCOME REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-0351641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18100 Von Karman Avenue, Suite 500 Irvine, California (Address of principal executive offices)	92612 (Zip Code)
(949) 852-0700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 482,309 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 14, 2011, there were 1,422,283 outstanding shares of common stock of the registrant.

STEADFAST INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively raise and deploy the proceeds in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire properties on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included herein. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

i

PART I

ITEM 1.	BUSINESS

Overview

Steadfast Income REIT, Inc. (formerly Steadfast Secure Income REIT, Inc.) (which is referred to in this annual report as the “Company,” “we,” “us,” or “our”) was formed on May 4, 2009, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, for the taxable year ended December 31, 2010. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2010, we owned two multifamily properties: the Lincoln Tower Apartments located in Springfield, Illinois and the Park Place Condominiums located in Des Moines Iowa. For more information on our real estate portfolio, see “— Our Real Estate Investments” below.

On July 23, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (subject to certain discounts). We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. From the commencement of our public offering on July 19, 2010 to December 31, 2010, we had sold 504,998 shares of common stock in our public offering for gross proceeds of $5,019,314, including 3,653 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $34,700. As of March 14, 2011, we had sold 742,999 shares of common stock in our public offering for gross proceeds of $7,377,056, including 11,583 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $110,038. Prior to the commencement of our public offering, we sold shares of our common stock in a private offering. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325. As of December 31, 2009, no shares had been sold in either our public offering or the private offering. Our public offering will terminate on the earlier of July 19, 2012, unless extended, or the date we sell all the shares offered in our primary offering.

We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement by and among us, our operating partnership and the advisor, the “Advisory Agreement.” Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Objectives and Strategies

Our primary investment objectives are to:

•	preserve, protect and return invested capital;

•	pay attractive and stable cash distributions to stockholders; and

•	realize capital appreciation in the value of our investments over the long term.

We intend to invest in a diverse portfolio of real estate investments located throughout the United States, primarily in the multifamily sector. We will seek to acquire and actively manage stabilized, income-producing and value-added properties, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties and real estate-related assets. We may make these investments directly or through joint ventures, in each case provided that the underlying real estate or real estate-related asset generally meets our criteria for direct investment.

We believe that the recent downturn in the commercial real estate market provides an opportunity for us to purchase these types of investment properties at historically low prices during the period in which we will be investing the net proceeds of our public offering, thereby enhancing our ability to realize substantial appreciation on the ultimate disposition of the properties. As a result, we believe that we will be able to identify undervalued investments at attractive capitalization rates in order to realize higher risk-adjusted returns than have been available from commercial real estate properties acquired in recent years. We believe desirable investment opportunities will be more prevalent during this period than historical norms due to the lack of available credit preventing many property owners from refinancing existing debt. We intend to target distressed sellers of properties in which the fundamental attributes of the underlying property remain sound. We also believe that the current credit market conditions provide us with unique opportunities to acquire first mortgage, mezzanine and bridge loans secured by these types of well-performing investment properties at a discount to their par value in order to realize predictable income and attractive overall rates of returns. We believe that the multifamily and industrial sectors of the commercial real estate property market present compelling opportunities for investments that align with our investment objectives due to the supply and demand dynamics expected to arise in those sectors during the investment and operational stages of our business.

After we have invested substantially all of the offering proceeds from our public offering, we expect that multifamily properties will comprise between 55% and 75% of the aggregate cost of our portfolio; industrial properties will comprise between 20% and 30% of the aggregate cost of our portfolio; and a combination of real estate-related assets and other investment types will not exceed 25% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.

2010 Highlights

During 2010, we:

•	commenced our initial public offering on July 19, 2010;

•	acquired two multifamily properties for an aggregate purchase price of $17,550,000, exclusive of closing costs; and

•	began paying a monthly distribution at a rate equal to a 7.0% annualized distribution rate if paid over a 365-day period.

Our Real Estate Portfolio

As of December 31, 2010, we owned two multifamily properties: the Lincoln Tower Apartments and the Park Place Condominiums.

Lincoln Tower Apartments.  On August 11, 2010, we acquired the Lincoln Tower Apartments, or the Lincoln Tower property, for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Lincoln Tower property with (1) proceeds from our private and public offerings and (2) a secured loan in the aggregate principal amount of $6,650,000 from the seller of the Lincoln Tower property. The Lincoln Tower property is a 17-story, class B apartment complex constructed in 1968. The Lincoln Tower property is comprised of 190 residential units and approximately 8,800 rentable square feet of commercial office space located in Springfield, Illinois. The Lincoln Tower property features one, two and three-bedroom floor plans ranging from approximately 750 square feet to approximately 1,800 square feet. All residential units at the Lincoln Tower property feature a master bedroom, a fully equipped kitchen and a balcony. The Lincoln Tower property contains underground parking facilities and a number of community amenities, including a fitness center, a club room, laundry facilities and extra storage space.

Park Place Property.  On December 22, 2010, we acquired the Park Place Condominiums, or the Park Place property, for an aggregate purchase price of $8,050,000, exclusive of closing costs. We financed the payment of the purchase price for the Park Place property with (1) proceeds from our public offering and (2) a secured loan in the aggregate principal amount of $5,000,000. The Park Place property is comprised of 147 condominium units with approximately 90,900 rentable square feet within a 16-story building located in downtown Des Moines, Iowa. The building was constructed in 1986 and contains 158 total condominium units. The Park Place property contains 16 studio units (approximately 429 square feet per unit), 91 one-bedroom units and 40 two bedroom units (approximately 679 square feet per unit). The one-bedroom units at the Park Place property consist of units of approximately 471, 570 and 668 square feet per unit. All units at the Park Place property feature a single bathroom and a full set of kitchen appliances. Amenities at the Park Place property include a fitness center, an approximately 6,000 square foot rooftop terrace, a community room with Wi-Fi and a library, a computer room, a guest suite, a secure access entry and onsite laundry. In addition to the units noted above, the Park Place property also includes 101 onsite garage parking spaces and a surface lot located approximately two blocks away containing 40 parking spaces.

Borrowing Policy

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds from our public offering. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under the Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings will be reviewed by our board of directors at least quarterly. At December 31, 2010, our borrowings were not in excess of 300% of the value of our net assets.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and intend to operate as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file periodic reports, proxy statements and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report on Form 10-K. The SEC also maintains a website, http://www.sec.gov, that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements and other filings with the SEC. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” refer to the shares of common stock of Steadfast Income REIT, Inc.

General Investment Risks

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We commenced our operations on August 11, 2010 with our acquisition of the Lincoln Tower property. We, our sponsor and our advisor are newly formed entities and therefore have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It will therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that may be purchased each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite period of time.

If we are unable to raise substantial funds in our public offering, we will be limited in the number and type of investments we may make, which could negatively impact your investment.

Our public offering is being made on a “best efforts” basis. Therefore, the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock and may choose to emphasize other REIT products over our offering. As of March 14, 2011, we had sold 742,999 shares of common stock in our public offering for gross proceeds of $7,377,056, including 11,583 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $110,038. If we raise substantially less than the maximum offering amount in our public offering, we will make fewer investments, resulting in less diversification in terms of the number of investments we own, the geographic regions in which our real properties are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer-term investment objectives, increasing the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds and make investments would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.

U.S. and global financial markets have recently experienced extreme volatility and disruption. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. If potential purchasers of real properties have difficulty finding debt to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “— Risks Related to Investments in Real Estate.”

Our ability to successfully conduct our public offering is dependent, in part, on the ability of the dealer manager to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for our public offering is Steadfast Capital Markets Group, LLC, which we refer to as “Steadfast Capital Markets Group” or our “dealer manager.” Other than serving as dealer manager for our public offering, Steadfast Capital Markets Group has no experience acting as a dealer manager for a public offering. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to hire and retain key employees and to establish, operate and maintain a network of licensed securities broker-dealers and other agents. The success of the dealer manager will be determined in large part by Gregory Brakovich and Jaime Shepardson, co-principals of the dealer manager and Philip Meserve, president and chief executive officer of the dealer manager, the loss of such services could harm our ability to raise capital. If the dealer manager is unable to hire qualified employees and build a sufficient network of broker-dealers, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.

Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. For the year ended December 31, 2010, all distributions paid to our stockholders were funded from offering proceeds from our public offering. To the extent we fund distributions from the net proceeds of our public offering, we will have less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations and your overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions, but we may determine to use net proceeds of our public offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from our public offering to fund distributions.

We may also fund distributions from advances from our advisor or sponsor or the deferral by our advisor of fees payable under the Advisory Agreement. Our obligation to pay all fees due to the advisor from us pursuant to the Advisory Agreement will be deferred during our offering stage to provide additional funds to support the payment of distributions to our stockholders to the extent that the distributions we pay during any calendar quarter exceed our adjusted funds from operations (as defined in the Advisory Agreement) for such calendar quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders invested capital, pro-rated for such quarter. The amount of fees that may be deferred is limited to an aggregate amount of $5,000,000. To the extent we pay distributions at an annualized rate lower than 7.0%, the amount of fees that are required to be deferred by our advisor could decrease.

In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in the investment programs they are sponsoring.

Our sponsor has only invested $200,007 in us in exchange for 22,223 shares of our common stock. Therefore, if we are successful in raising sufficient offering proceeds to be able to reimburse our sponsor for our organization and offering expenses, our sponsor will have little exposure to loss in the value of its investment in our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as strong an economic incentive to prevent a decrease in the value of our shares as do those sponsors who make more significant equity investments in the investment programs they are sponsoring.

We established the initial offering price of our shares of common stock on an arbitrary basis and it may not accurately represent the value of our assets. Therefore, the purchase price you paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of your purchase.

We are currently offering shares of common stock to the public at a price of $10.00 per share in our ongoing public offering. Our board of directors arbitrarily determined the offering price for shares of our common stock that will apply at least during the initial two years of our public offering. This initial offering price for shares of our common stock has not been based on appraisals of any assets we own or may own in the future. If we extend our public offering beyond two years from the date of its commencement, our board of directors may, but is not under any obligation to, revise the price at which we offer shares of our common stock to the public in the primary offering or pursuant to our distribution reinvestment plan based upon changes in our estimated net asset value per share and any other factors that our board of directors deems relevant. If we determine to change the price at which we offer shares, we do not anticipate that we will do so more frequently than quarterly. Therefore, the offering price established from time to time for shares of our common stock may not accurately represent the current value of our assets at any particular time and may be higher or lower than the actual value of our assets. In addition, the proceeds received from a liquidation of our assets may be substantially less than the offering price of our shares because certain fees and costs associated with our public offering may be added to our estimated net asset value per share in connection with changing the offering price of our shares.

We will not begin providing stockholders with an estimated net asset value per share of our common stock until six months after completion of our offering stage. Therefore, you will not be able to determine the true value of your shares on an ongoing basis until the completion of our offering stage.

We will publicly disclose an estimated net asset value per share of our common stock every six months beginning no later than six months following the completion of our offering stage (as defined below). Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our public offering. Our estimated net asset value per share will be based upon periodic valuations of all of our assets by independent third party appraisers and qualified independent valuation experts selected by our advisor. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our current public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership). Our estimated net asset value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arms-length transaction, if our shares were actively traded or if we were liquidated.

Because our charter does not require our listing or liquidation by a specified date, you should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, each of which is referred to as a “liquidity event,” including the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. Our board of directors has determined that it will evaluate whether to pursue a possible liquidity event no later than January 1, 2015. If we have not determined to pursue a liquidity event by December 31, 2016, our charter requires that we either (1) seek stockholder approval of our liquidation or (2) postpone presenting the liquidation decision to our stockholders if a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders. If a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders, our charter requires our board of directors to reconsider whether to seek stockholder approval of our liquidation at least annually. Further postponement of a liquidity event or stockholder action regarding liquidation would only be permitted if a majority of our board of directors, including a majority of the independent directors, again determined that liquidation would not be in the best interests of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to consummate our liquidation and would not require our board of directors to reconsider whether to seek stockholder approval of our liquidation, and we could continue to operate as before. If, however, we sought and obtained stockholder approval of a liquidation, we would begin an orderly sale of our assets. Because our charter does not require us to pursue a liquidity event by a specified date, you should only purchase our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in our stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real properties and real estate-related assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our funds from operations would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

Internalization transactions involving the acquisition of advisors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest or to pay distributions.

You are limited in your ability to have your shares of common stock repurchased pursuant to our share repurchase plan. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.

Our share repurchase plan may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares. Prior to the completion of our offering stage, we will repurchase shares of our common stock pursuant to our share repurchase plan at a discount from the current offering price based upon how long such shares have been held. Notwithstanding the foregoing, following the completion of our offering stage, shares of our common stock will be repurchased at a price equal to a price based upon our estimated net asset value per share as of our most recent appraisal.

Our share repurchase plan contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase plan limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average of the number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate the share repurchase plan at any time upon 30 days’ notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase plan and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase plan, you may be forced to do so at a discount to the purchase price you paid for your shares.

Our success is dependent on the performance of our advisor and its affiliates.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry, which we anticipate will continue through 2011. The failure to achieve a sustained economic recovery or renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that our advisor and its affiliates have recently experienced, and would continue to put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.

Additionally, our obligation to pay all fees due to the advisor pursuant to the Advisory Agreement will be deferred during our offering stage to provide additional funds to support the payment of distributions to our stockholders. The amount of fees that may be deferred is limited to an aggregate amount of $5,000,000. As a newly formed entity, our advisor will rely primarily on the fees it receives pursuant to the Advisory Agreement and capital from our sponsor to fund its operations and liabilities. If our advisor has insufficient cash from operations to meet its obligations under the Advisory Agreement and is unable to obtain financing, we would be adversely impacted.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.

Delays in selecting, acquiring and developing real properties could adversely affect investor returns. Because we are conducting our public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of the date of this annual report, we have purchased two multifamily properties. If we are unable to access sufficient additional capital, we may suffer from delays locating and acquiring suitable investments.

Recent events in U.S. financial markets have had, and may continue to have, a negative impact on the terms and availability of credit and the overall national economy, which could have an adverse effect on our business and our results of operations.

The failure of large U.S. financial institutions in 2009 and the resulting turmoil in the United States financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit and a further economic downturn. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening of the credit markets may limit our ability finance the acquisition of properties and other real estate-related assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

Additionally, decreasing home prices and increasing mortgage defaults resulted in uncertainty in the real estate and real estate securities and debt markets. The market for new issuances of commercial mortgage-backed securities, or CMBS, has been significantly reduced as a result of the recent turmoil in the financial markets and banks currently are generally providing limited debt financing with more stringent conditions for investments in real estate-related assets. As a result, the valuation of real estate-related assets has been volatile and is likely to continue to be volatile in the future. The volatility in markets may make it more difficult for us to obtain adequate financing or realize gains on our investments which could have an adverse effect on our business and our results of operations.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate will be adversely affected.

The net proceeds of our public offering will be used primarily for investments in real properties and real estate-related assets. During the initial stages of the offering, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

If we cease to retain our advisor or one of its affiliates to perform substantial advisory services for us, we may be required to cease to conduct business under or use the name “Steadfast” or any derivative thereof.

Pursuant to the terms of the Advisory Agreement, if we cease to retain the advisor or one of its affiliates to perform substantial advisory services for us, we are required, upon receipt of written request from the advisor, to cease to conduct business under or use the name “Steadfast” or any derivative thereof and to change our name and the names of our subsidiaries to a name that does not contain the word “Steadfast” or any other word or words that might, in the reasonable discretion of our advisor, indicate some form of relationship between us and our advisor or its affiliates. If we are required to cease to conduct business under or use the name “Steadfast” or any derivative thereof, it could have an adverse effect on our ability to achieve our investment objectives, our financial condition and our ability to make distributions to our stockholders.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result of these limitations on liability and indemnification provisions and agreements, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if indemnification rights were not granted.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock.

Investors in our common stock do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock may increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,999,000 shares are designated as common stock with a par value of $0.01 per share, 1,000 shares are designated as convertible stock with a par value of $0.01 per share and 100,000,000 shares are designated as preferred stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Your investment will be diluted upon conversion of the convertible stock.

We have issued 1,000 shares of our convertible stock to our advisor. Under limited circumstances, each outstanding share of our convertible stock may be converted into shares of our common stock, which will have a dilutive effect to our stockholders. Our convertible stock will be converted into shares of common stock if (1) we have made total distributions on the then outstanding shares of our common stock equal to the price paid for those shares plus an 8.0% cumulative, non-compounded, annual return on that price, (2) we list our common stock for trading on a national securities exchange or enter into a merger whereby holders of our common stock receive listed securities of another issuer or (3) our Advisory Agreement is terminated or not renewed (other than for “cause” as defined in our Advisory Agreement). Upon any of these events, each share of convertible stock will be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (i) our “enterprise value” plus the aggregate value of the distributions paid to date on the then outstanding shares exceeds (ii) the aggregate purchase price paid by stockholders for those outstanding shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of the shares, divided by (B) our enterprise value divided by the number of outstanding shares of our common stock on an as-converted basis as of the date of conversion. In the event of a termination or non-renewal of our Advisory Agreement for cause, the convertible stock will be redeemed by us for $1.00. Upon the issuance of our common stock in connection with the conversion of our convertible stock, your interests in us will be diluted.

We may grant stock-based awards to our directors, advisor employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.

We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, advisor employees and consultants selected by our board of directors for participation in the plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.

Certain features of our long-term incentive plan could have a dilutive effect on your investment in us, including (1) a lack of annual award limits, individually or in the aggregate (subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan), (2) the fact that the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan is not tied to the amount of proceeds raised in the offering and (3) share counting procedures which provide that shares subject to certain awards, including, without limitation, substitute awards granted by us to employees of another entity in connection with our merger or consolidation with such company or shares subject to outstanding awards of another company assumed by us in connection with our merger or consolidation with such company, are not subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan.

The conversion of the convertible stock held by our advisor due upon termination of the Advisory Agreement and the voting rights granted to the holder of our convertible stock, may discourage a takeover attempt or prevent us from effecting a merger that otherwise would have been in the best interests of our stockholders.

If we engage in a merger in which we are not the surviving entity or our Advisory Agreement is terminated without cause, our advisor may be entitled to conversion of the shares of our convertible stock it holds and to require that we purchase all or a portion of the limited partnership interests in our operating partnership that it holds at any time thereafter for cash or our common stock. The existence of this convertible stock may deter a prospective acquirer from bidding on our company, which may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

The affirmative vote of two-thirds of the outstanding shares of convertible stock, voting as a single class, will be required (1) for any amendment, alteration or repeal of any provision of our charter that materially and adversely changes the rights of the convertible stock and (2) to effect a merger of our company into another entity, or a merger of another entity into our company, unless in each case each share of convertible stock (A) will remain outstanding without a material and adverse change to its terms and rights or (B) will be converted into or exchanged for shares of stock or other ownership interest of the surviving entity having rights identical to that of our convertible stock. In the event that we propose to merge with or into another entity, including another REIT, our advisor could, by exercising these voting rights, determine whether or not we are able to complete the proposed transaction. By voting against a proposed merger, our advisor could prevent us from effecting the merger, even if the merger otherwise would have been in the best interests of our stockholders.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

We expect that most of our assets will be held through wholly-owned or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we, our operating partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Risks Related To Conflicts of Interest

We depend on our advisor and its key personnel and if any of such key personnel were to cease to be affiliated with our advisor, our business could suffer.

Our ability to achieve our investment objectives is dependent upon the performance of our advisor. Our success depends to a significant degree upon the continued contributions of certain of the key personnel of our advisor, each of whom would be difficult to replace. We currently do not have key man life insurance on any of our advisor’s personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of any these individuals, our operating results could suffer.

Our advisor and its affiliates, including our officers and our affiliated directors, will face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and allows our advisor to earn increased acquisition fees and investment management fees;

•	real property sales, since the investment management fees and property management fees payable to our advisor and its affiliates will decrease; and

•	the purchase of assets from our sponsor and its affiliates, which may allow our advisor or its affiliates to earn additional acquisition fees, investment management fees and property management fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee in connection with such transactions. Certain potential acquisition fees and investment management fees payable to our advisor and property management fees payable to our property managers will be paid irrespective of the quality of the underlying real estate or property management services. These fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest. Our advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. This could result in decisions that are not in the best interests of our stockholders.

We may compete with affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with affiliates of our sponsor for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as affiliates of our sponsor. In this regard, there is a risk that our sponsor will select for us investments that provide lower returns to us than investments purchased by its affiliates. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. As a result of our potential competition with affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we do.

Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions effecting us, the amount of proceeds raised in our public offering and our advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.

In addition, we may compete with affiliates of our advisor for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our sponsor or enter into joint ventures with affiliates of our sponsor. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, our sponsor or its affiliates or through a joint venture with affiliates of our sponsor. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our public offering and in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, our property managers, the dealer manager and other affiliates for services they provide for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.

Risks Related To Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

Our investments in real properties will be subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	changes in supply of or demand for similar properties in an area;

•	increased competition for real property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing;

•	changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws; and

•	the severe curtailment of liquidity for certain real estate-related assets.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.

We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of real properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the real properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our real properties decreases, we may be forced to dispose of the properties at a price lower than the price we paid to acquire our properties, which could adversely impact our ability to make distributions and return capital to our investors.

Real property that incurs a vacancy could be difficult to sell or re-lease.

Real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of the real properties we acquire may have some level of vacancy at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and may become vacant. There can be no assurances that we will have the funds available to correct defects or make capital improvements necessary to attract replacement tenants. As a result, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

We will compete with numerous other persons and entities for real estate assets and tenants.

We will compete with numerous other persons and entities in acquiring real property and attracting tenants to real properties we acquire. These persons and entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire real properties or attract tenants to real properties we acquire on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Delays in the acquisition and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection and acquisition of real properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of the construction of a real property. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects.

Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a real property.

Real properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Additionally, we may be required to expend funds to correct defects or to make improvements before a real property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

Competition from other apartment communities for tenants could reduce our profitability and the return on your investment.

The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. These competitors may have greater experience and financial strength than us.

Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Short-term multifamily and apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased construction of similar properties that compete with our apartment communities in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.

We may acquire apartment communities in locations which experience increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

•	make it more difficult for us to find tenants to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; and/or

•	substantially reduce our revenues and cash available for distribution to our stockholders.

Our leases with tenants of some of our industrial properties are expected to be short-term leases, which may result in increased operating expenses if those tenants vacate their space and we are forced to locate new tenants.

We expect that a portion of our portfolio of real property investments will be comprised of properties with industrial tenants. The leases for these industrial tenants may be short-term leases, ranging from one to five year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term leases at our industrial properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our industrial real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.

Tenant and tenant roll concentrations may decrease the value of our investments.

An industrial property typically has a few major tenants that lease a significant portion of the property’s leasable space. If any one of these major tenants defaults on its lease, this will reduce the property’s income and overall value. In addition, tenant roll concentration occurs when there are significant leases that terminate in a given year. Tenant roll concentration creates uncertainty as to the future cash flow of a property or portfolio and often decreases the value a potential purchaser will pay for one or more properties. There is no guarantee that our industrial properties will not have tenant roll concentration, and if such concentration occurs, it could decrease our ability to pay distributions to our stockholders and the value of your investment.

The success of our single-tenant property investments will be subject to the financial health of their tenants and the inability of a tenant to make required lease payments or the early termination of a lease could adversely affect our business.

We expect a portion of our portfolio of commercial property investments will be comprised of single-tenant properties. Single-tenant properties expose us to increased default risk as default by one of our significant single tenancies due to bankruptcy, operational failure or other reasons could have an adverse effect on our financial condition and ability to make distributions to our stockholders. In addition, if the current lease for a single-tenant property is terminated or not renewed, we may be required to make rent concessions, renovate the property and pay leasing commissions in order to lease the property to another tenant or sell the property in a timely manner.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt;

•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•	that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•	the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse may be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

We will attempt to adequately insure all of our real properties against casualty losses. The nature of the activities at certain properties we may acquire, such as age-restricted communities, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and, consequently, lower the amounts available for distribution to you.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

To the extent we invest in age-restricted communities, we may incur liability by failing to comply with the Housing for Older Persons Act, or HOPA, the Fair Housing Act, or FHA, or certain state regulations, which may affect cash available for distribution to our stockholders.

To the extent we invest in age-restricted communities, any such properties must comply with the FHA, and the HOPA. The FHA generally prohibits age-based housing discrimination; however certain exceptions exist for housing developments that qualify as housing for older persons. HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, HOPA requires (1) all residents of such developments to be at least 62 years of age or (2) that at least 80% of the occupied units are occupied by at least one person who is at least 55 years of age and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development, or HUD, for verification of occupancy. In addition, certain states require that age-restricted communities register with the state. Noncompliance with the FHA, HOPA or state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation, all of which would reduce the amount of cash available for distribution to our stockholders.

Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies.

To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.

Risks Associated with Real Estate-Related Assets

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related assets and debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns to you.

We intend to allocate a portion of our portfolio to real estate-related assets. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have adversely impacted almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Only recently have these markets begun to stabilize. Future instability in the financial markets or weakened economic conditions may interfere with the successful implementation of our business strategy.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions and other factors that impact the commercial real estate underlying the mortgage loans, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate, including those associated with the financial condition of the tenants leasing the underlying real properties and expenditures associated with the early termination or nonrenewal of a lease, such as tenant improvement costs and leasing commissions. The borrower may also be subject to tenant roll concentration, in which there are significant leases that terminate in a given year and increase the uncertainty of the future cash flow of the property to the borrower and ultimately to us as the holder of the mortgage in the event the borrower defaults. See above “— Risks Related to Investments in Real Estate.” We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

Real estate loans, in which we intend to invest, are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. Any of these events could have an adverse effect on the operations of the underlying property and ability of a borrower to repay the loan.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates and the value of the loan may decline. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues and the value of the loan will also decrease. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

Many of our investments in real estate-related assets may be illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related assets that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans will have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal and interest.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment. In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Our real estate-related assets may be sensitive to fluctuations in interest rates, and our hedging strategies may not be effective.

We may use various investment strategies to hedge interest rate risks with respect to our portfolio of real estate-related assets. The use of interest rate hedging transactions involves certain risks. These risks include: (1) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction; (2) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used; (3) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction; and (4) the possibility that the counterparty fails to honor its obligation. In addition, because we intend to qualify as a REIT, for federal income tax purposes we will have limitations on our income sources and the hedging strategies available to us will be more limited than those available to companies that are not REITs. To the extent that we do not hedge our interest rate exposure, our profitability may be negatively impacted by changes in long-term interest rates.

Declines in the market values of the real estate-related assets in which we invest may adversely affect our periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A portion of the real estate-related assets in which we invest may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement. Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies. If we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.

A decline in the market value of our real estate-related assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders. Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

Some of the real estate-related assets in which we invest will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

Some of the real-estate-related assets in which we invest will be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Risks Associated With Debt Financing

Disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of investments we make.

Recently, liquidity in the global credit market has been severely contracted by market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have, and expect to the future, finance our investments in part with debt. We may not be able to obtain debt financing on attractive terms, if at all. As a result of the recent economic downturn, lenders are providing debt with shorter terms than were previously available. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

We will incur mortgage indebtedness and other borrowings that may increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.

We intend to finance a portion of the purchase price of real properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, allowances for bad debt or other allowances, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. To the extent that we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce our cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing us financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

The derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We may use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose), subject to certain adjustments and excluding any net capital gain in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. We do not know whether outside financing will be available to us because of the continued disruptions in the financial markets. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute our stockholders’ equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65 for structuring mezzanine loans so that they will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests, and interest derived from mezzanine loans will be treated as qualifying mortgage interest for purposes of the 75% gross income test, discussed below. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that do not meet all of the requirements of the safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity”.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.	PROPERTIES

As of December 31, 2010, we owned two multi-family properties, the Lincoln Tower property located in Springfield, Illinois and the Park Place property located in Des Moines, Iowa, consisting of an aggregate of 337 rentable multifamily units. In addition, the Lincoln Tower property includes approximately 8,800 square feet of commercial office space. The total cost of our real estate portfolio was $17,550,000, exclusive of closing costs. At December 31, 2010, our portfolio was approximately 85% leased and the average monthly rent per leased unit of our real estate portfolio was $809. The weighted-average remaining lease term of our multi-family portfolio is 0.5 years. The weighted-average remaining lease term of our commercial office space leases is 2.1 years. For additional information on our real estate portfolio, see Part I, Item 1, “Business — Our Real Estate Portfolio” of this annual report on Form 10-K.

Our principal executive offices are located at 18100 Von Karman Avenue, Suite 500, Irvine, CA 92612. Our telephone number, general facsimile number and website address are (949) 852-0700, (949) 852-0143 and http://www.steadfastreits.com, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 14, 2011, we had 1,422,283 shares of common stock outstanding held by a total of 319 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of our outstanding capital stock (which includes common stock and preferred stock we may issue) and more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in the ongoing initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor estimated the value of our common shares at $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share. Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our ongoing public offering or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage.

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

Distribution Information

To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 through December 31, 2010. Distributions for all record dates of a given month are paid approximately 15 days after month-end. Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.001917 per share per day which is equal to a rate that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. There is no guarantee that we will pay distributions at this rate in the future or at all.

Distributions declared during 2010, aggregated by quarter, are as follows:

	For the Period from
	August 12, 2010 through
	September 30, 2010	4th Quarter	Total

Total distributions declared	$63,588	$166,814	$230,402
Total per share distribution	$.096	$.176	$.272
Annualized rate based on purchase price of $10.00 per share	7.0%	7.0%	7.0%

The tax composition of our distributions declared for the year ended December 31, 2010 was as follows:

Ordinary income	—%
Return of capital	100%

Total	100%

We declared distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which we paid on February 11, 2011, and declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we paid on March 11, 2011. We have also declared distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For additional information on distributions we have paid since December 31, 2010, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Distributions Paid.”

In order to provide additional funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to the advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations (as defined by NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, then adjusted funds from operations shall be deemed to be zero. For a discussion of how we calculate funds from operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.” We are only obligated to reimburse our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations for the period beginning on the date of the commencement of our private offering through the date of any such reimbursement exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such reimbursement or (2) distributions (including the value of shares issued pursuant to our distribution reinvestment plan) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of this offering through the date of such reimbursement. Our obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. No interest will accrue on the fees deferred by our advisor. The amount of fees that may be deferred as described above is limited to an aggregate of $5,000,000.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

We were initially capitalized with $202,007, $200,007 of which was contributed by our sponsor on June 12, 2009 in exchange for 22,223 shares of our common stock and $1,000 of which was contributed by our advisor on July 10, 2009 in exchange for 1,000 shares of our convertible stock. In addition, our advisor invested $1,000 in our operating partnership in exchange for its limited partnership interests. The issuance of our shares of common stock and convertible stock to our affiliates were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D promulgated under the Securities Act.

Our convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our Advisory Agreement is terminated or not renewed (other than for “cause” as defined in our Advisory Agreement). In the event of a termination or non-renewal of our Advisory Agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the excess of (1) our “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.

We conducted a private offering of up to $94,000,000 in shares of common stock at $9.40 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated October 13, 2009, as supplemented. We terminated the private offering on July 9, 2010, at which time we had raised gross proceeds of $5,844,325, and recognized and reimbursed offering costs of $876,649 (of the $2,301,719 offering costs incurred by us, the Advisor and its affiliates), from the sale of 637,279 shares of our common stock. Private offering costs not reimbursed of $1,425,070 have been deferred and will not be reimbursed unless approved by our independent directors. Each of the purchasers of our common shares in the private offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuance of our common shares in the private offering was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2010, we had sold 504,998 shares of our common stock in our public offering for gross offering proceeds of $5,019,314, including 3,653 shares of common stock issued pursuant to the distribution reinvestment plan for gross offering proceeds of $34,700.

As of December 31, 2010, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

		Estimated/
Type of Expense Amount	Amount	Actual

Selling commissions and dealer manager fees	$474,100	Actual
Other organization and offering costs	273,592	Actual

Total expenses	$747,692

Total public offering proceeds (excluding distribution reinvestment plan proceeds)	$4,984,614	Actual

Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual

From the commencement of our initial public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $4.2 million, including net offering proceeds from our distribution reinvestment plan of $34,700. For the year ended December 31, 2010, the ratio of the cost of raising capital was approximately 15%.

We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2010, we had invested in two multifamily properties for a total purchase price of $17,550,000. These property acquisitions were funded from proceeds of our offerings and $11,650,000 in secured financings.

During the year ended December 31, 2010, we did not repurchase any of our securities under our share repurchase plan. For a discussion of our share repurchase plan, see “— Share Repurchase Plan” below.

Share Repurchase Plan

There is no market for our common stock and, as a result, there is risk that a stockholder may not be able to sell shares of common stock at a time or price acceptable to the stockholder. To allow stockholders to sell their shares of common stock in limited circumstances, our board of directors has approved a share repurchase plan.

We have limited the number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those than can be funded from the net proceeds we received from the sale of shares under our distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by the board of directors. Unless shares of common stock are being redeemed in connection with a stockholder’s death or disability, we will not redeem shares until they have been outstanding for at least one year.

Under the share repurchase plan, prior to the completion of the offering stage (as defined below), the purchase price for shares repurchased by us under the plan will be as follows:

Repurchase Price
Share Purchase Anniversary	on Repurchase Date(1)

Less than 1 year	No Repurchase Allowed
1 year	92.5% of Primary Offering Price
2 years	95.0% of Primary Offering Price
3 years	97.5% of Primary Offering Price
4 years	100.0% of Primary Offering Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital distribution as a result of such sales.

Notwithstanding the foregoing, following the completion of the offering stage, shares of our common stock will be repurchased at a price equal to a price based upon our most recently established estimated net asset value per share, which we will publicly disclose every six months beginning no later than six months following the completion of the offering stage based on periodic valuations by independent third party appraisers and qualified independent valuation experts selected by our advisor. The “offering stage” will be considered complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our initial public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date.

Our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of our stockholders. The share repurchase plan will terminate if the shares are listed on a national securities exchange.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010 and 2009 for the year ended December 31, 2010 and the period from May 4, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our results of operations for the year ended December 31, 2010 are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. During the period from May 4, 2009 (inception) to August 10, 2010, we had been formed and commenced our private offering and initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on August 11, 2010 in connection with the acquisition of our first investment, the Lincoln Tower property, and subsequently acquired another investment, the Park Place property, on December 22, 2010. In general, we expect our results of operations to improve in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

	As of December 31,
	2010	2009

Balance sheet data
Total real estate, net	$17,011,752	$—
Total assets	20,171,682	202,007
Notes payable	11,650,000	—
Total liabilities	12,926,977	—
Redeemable common stock	57,827	—
Total equity	7,186,878	202,007

		For the Period from
	For the Year Ended	May 4, 2009 (Inception)
	December 31, 2010	to December 31, 2009

Operating data
Total revenues	$828,230	$—
Net loss attributable to common stockholders	(2,162,581)	—
Net loss per common share — basic and diluted	(4.27)	—
Other data
Cash flows used in operating activities	$(455,876)	$—
Cash flows used in investing activities	(10,902,324)	—
Cash flows provided by financing activities	14,014,390	202,700
Distributions declared	230,402	—
Distributions declared per common share(1)	.272	—
Weighted-average number of common shares outstanding, basic and diluted	506,003	22,223
Reconciliation of net loss to Funds from Operations (FFO)(2)
Net loss	$(2,163,581)	$—
Depreciation of real estate assets	149,928	—
Amortization of lease-related costs	390,644	—

FFO	$(1,623,009)	$—

(1) Distributions declared per common share assumes each share was issued and outstanding each day from August 12, 2010 through December 31, 2010. Distributions for the period from August 12, 2010 through December 31, 2010 are based on daily record dates and calculated at a rate of $0.001917 per share per day.

(2) GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs.

We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper, which we refer to as the “White Paper,” and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. While FFO is a relevant and widely used measure of operating performance for REITs, it should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. For additional information on how we calculate FFO, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs.

Set forth below is additional information related to certain items included in net loss and FFO, above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Item Included in Net Loss and FFO:

•	Acquisition fees and expenses related to the purchase of real estate of $681,543 for the year ended December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed on May 4, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, for the taxable year ended December 31, 2010. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.

On July 23, 2009, we filed a registration statement on Form S-11, or the registration statement, with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (subject to certain discounts). We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share (subject to certain discounts). From the commencement of our public offering on July 19, 2010 to December 31, 2010, we had sold 504,998 shares of common stock in our public offering for gross proceeds of $5,019,314, including 3,653 shares of common stock issued pursuant to the distribution reinvestment plan for gross offering proceeds of $34,700. Prior to the commencement of our public offering, we sold shares of our common stock in a private offering. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325. As of December 31, 2009, no shares had been sold in our public offering or private offering. Our public offering will terminate on the earlier of July 19, 2012 or the date we sell all the shares offered in our public offering.

If we extend our offering beyond two years from the date of its commencement, our board of directors may, in its sole discretion, from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. If we determine to change the price at which we offer our shares, we do not anticipate that we will do so more frequently than quarterly. Our advisor will calculate our estimated net asset value per share by dividing our net asset value by the number of shares of our common stock outstanding. Our net asset value will be determined by subtracting (1) our liabilities, including the accrued fees and other expenses attributable to this offering and our operations, from (2) our assets, which will consist almost entirely of the value of our interest in our operating partnership. The value of our operating partnership is the excess of the fair value of its assets (including real estate properties, real estate-related assets and other investments) over the fair value of its liabilities (including debt and the expenses attributable to its operations), as determined by our advisor.

Steadfast Income Advisor, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we transfer substantially all of the net proceeds of our public offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Real Estate Acquisitions

On August 11, 2010, we acquired a fee simple interest in the Lincoln Tower property through a wholly-owned subsidiary of our operating partnership for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Lincoln Tower property with (1) proceeds from our private and public offerings and (2) the proceeds of a secured loan in the aggregate principal amount of $6,650,000 from the seller of the Lincoln Tower property.

On December 22, 2010, we acquired a fee simple interest in the Park Place property through a wholly-owned subsidiary of our operating partnership for an aggregate purchase price of $8,050,000, exclusive of closing costs. We financed the payment of the purchase price for the Park Place property with (1) proceeds from our public offering and (2) a secured loan in the aggregate principal amount of $5,000,000 from Ames Community Bank.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and our registration statement and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

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

Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. As of December 31, 2010, our borrowings were not in excess of 300% of the value of our net assets.

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

We expect that our principal sources of working capital will include:

•	current cash balances;

•	proceeds from the sales of shares of common stock in our offering;

•	various forms of secured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’s private placements, if any;

•	proceeds from our distribution reinvestment plan; and

•	cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s private placement, if any, will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings, including entering into a credit facility, and equity capital from joint venture partners. We may also conduct additional public or private offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As December 31, 2010, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources of financing. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.

We may, but are not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations described in our charter, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

Cash Flows from Operating Activities

As of December 31, 2010, we owned two real estate properties which we acquired on August 11, 2010 and December 22, 2010. During the year ended December 31, 2010, net cash used in operating activities was $455,876, which was primarily comprised of general and administrative expenses paid prior to the commencement of our operations partially offset by net cash received from real estate rental activities for the period from August 11, 2010 to December 31, 2010, We expect cash flows from operating activities to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Cash Flows from Investing Activities

Our cash flows from investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2010, net cash used in investing activities was $10,902,324 and primarily consisted of cash used for the acquisition of our two multifamily properties.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering and our private offering and distributions paid to our stockholders. During the year ended December 31, 2010, net cash provided by financing activities was $14,014,390 and consisted of the following:

•	$4,244,134 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $474,100 and (2) the reimbursement of other offering costs to affiliates in the amount of $172,854;

•	$4,967,676 of cash provided by offering proceeds related to our private offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $452,942 and (2) the reimbursement of other offering costs to affiliates in the amount of $423,707;

•	$5,000,000 of cash provided by issuance of a note payable in connection with the acquisition of the Park Place property;

•	payment of deferred financing costs of $72,500; and

•	$132,136 of net cash distributions, after giving effect to distributions reinvested by stockholders of $34,700.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds in our public offering. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings will be reviewed by our board of directors at least quarterly. As of December 31, 2010, our borrowings were not in excess of 300% of the value of our net assets.

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

As of December 31, 2010, we had notes payable totaling an aggregate principal amount of $11,650,000 comprised of a $6,650,000 note issued by the seller of the Lincoln Tower property in connection with our acquisition of the Lincoln Tower property on August 11, 2010 and a $5,000,000 note issued by Ames Community Bank in connection with our acquisition of the Park Place property on December 22, 2010. For more information on our outstanding indebtedness, see Note 6 (Notes Payable) to the consolidated financial statements included in this annual report on Form 10-K.

The following is a summary of our contractual obligations as of December 31, 2010:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2011	2012	2013	2014	2015

Interest payments on outstanding debt obligations(1)	$2,649,500	$661,500	$661,500	$661,500	$399,000	$266,000
Principal payments on outstanding debt obligations(2)	$11,650,000	$—	$—	$5,000,000	$—	$6,650,000

(1)	Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2010. We incurred interest expense of $162,877 during the twelve months ended December 31, 2010, excluding amortization of deferred financing costs totaling $1,110.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of the Lincoln Tower note and Park Place note whereby no principal payments are required until the maturity of the Lincoln Tower note and the Park Place note on September 1, 2015 and December 22, 2013, respectively.

Results of Operations

During the period from May 4, 2009 (inception) to August 11, 2010, we had been formed and had commenced both our private and public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on August 11, 2010 in connection with the acquisition of our first investment, the Lincoln Tower property, and subsequently acquired the Park Place property on December 22, 2010. Our results of operations for the year ended December 31, 2010 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Net loss

For the year ended December 31, 2010, we had a net loss of $2,163,581 primarily due to the costs associated with our organization and offering costs related to our private offering and public offering further described in the notes to our consolidated financial statements included herein and the fact that we did not commence operations until August 11, 2010.

Total revenues

Rental income and tenant reimbursements were $828,230 for the year ended December 31, 2010, which consisted primarily of $778,387 of rental income following the acquisition of the Lincoln Tower Property and Park Place Property on August 11, 2010 and December 22, 2010, respectively. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for both properties.

Operating expenses

Operating, maintenance and management expenses were $297,251 for the year ended December 31, 2010. Real estate taxes and insurance were $138,181 for the year ended December 31, 2010. These expenses resulted from the acquisition of the Lincoln Tower property and Park Place property on August 11, 2010 and December 22, 2010, respectively. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for both properties.

Fees to affiliates

Fees to affiliates pursuant to our Advisory Agreement were $419,694 for the year ended December 31, 2010. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Depreciation and amortization

Depreciation and amortization expenses were $540,572 for the year ended December 31, 2010 and related to the Lincoln Tower property and Park Place property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense

Interest expense was $163,987 for the year ended December 31, 2010. Included in interest expense is the amortization of deferred financing costs of $1,110 for the year ended December 31, 2010. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

General and administrative expense

General and administrative expenses were $1,108,220 for the year ended December 31, 2010. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, transfer agent fees, other professional fees, and independent director compensation of $369,887. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

Acquisition Costs

Acquisition costs were $323,906 for the year ended December 31, 2010 and related to the acquisition of prospective and acquired real estate and real estate-related investments.

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

With respect to other commercial properties, we currently include, and expect in the future to include, provisions in our leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. We believe that shorter term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

As of December 31, 2010, we had not entered into any leases as a lessee.

REIT Compliance

To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Funds from Operations

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, as defined below, is presented in the following table for the year ended December 31, 2010:

For the Year Ended
Reconciliation of net loss to FFO:	December 31, 2010

Net loss	$(2,163,581)
Add:
Depreciation of real estate assets	149,928
Amortization of lease-related costs	390,644

FFO	$(1,623,009)

FFO per share	$(3.21)

Weighted average shares	506,003

Set forth below is additional information related to certain items included in net loss and FFO, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Item Included in Net Loss and FFO:

•	Acquisition fees and expenses related to the purchase of real estate of $681,543 for the year ended December 31, 2010.

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

Distributions

As described below, our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. During the early stages of our operations, we may declare distributions in excess of our FFO. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.

In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to the advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our FFO, plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to an amount by which cash distributions paid for the quarter exceed our adjusted funds from operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero.

We are only obligated to pay our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations for the period beginning on the date of the commencement of our private offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the distribution reinvestment plan) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of our initial public offering through the date of such payment. Our obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. We will not pay interest on the deferred fees if and when such fees are paid to our advisor. The amount of fees that may be deferred as described above is limited to an aggregate of $5,000,000.

We accrue the probable and estimable amount of deferred fees and the deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred. As of December 31, 2010, payment of $166,836 of our fees earned by our advisor had been deferred pursuant to the terms of our Advisory Agreement.

In connection with our acquisition of the Lincoln Tower property on August 11, 2010, our board of directors declared a cash distribution to our stockholders. Distributions (1) accrue daily to our stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month commencing in September 2010 and (3) are calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guaranty that we will pay distributions at this rate in the future if at all.

Distributions declared and paid were as follows for the year ended December 31, 2010 (in dollars, except per share amounts):

			Distributions Paid(3)			Net Cash
		Distributions				Used In
	Distributions	Declared Per				Operating
Period	Declared(1)	Share(1)(2)	Cash	Reinvested	Total	Activities

For the period from August 11, 2010 to September 30, 2010	$63,588	0.096	$24,449	$2,387	$26,836	$(162,787)
Fourth Quarter 2010	166,814	0.176	107,687	32,313	140,000	(293,089)

	$230,402	0.272	$132,136	$34,700	$166,836	$(455,876)

(1)	Distributions for the period from August 11, 2010 are based on daily record dates and calculated at a rate of $0.001917 per share per day.

(2)	Assumes share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the period from August 11, 2010 to December 31, 2010, we paid aggregate distributions of $166,836, including $132,136 of distributions paid in cash and 3,653 shares of our common stock issued pursuant to our distribution reinvestment plan for $34,700. FFO for the year ended December 31, 2010 was ($1,623,009) and net cash used in operating activities was $455,876. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with proceeds of our private and public offerings. See the reconciliation of FFO to net income above in “— Funds from Operations”.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our real estate and real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors,” and “— Results of Operations”. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor, Steadfast Income Advisor, LLC, and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13, “Certain Relationships and Related Transactions and Director Independence” and Note 8 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, with our advisor and its affiliates.

Critical Accounting Policies

Below is a discussion of the accounting policies that we believe are critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, we utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

Revenue Recognition

We recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of our continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, we defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Real Estate Assets

Depreciation and Amortization

Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs are expensed as incurred. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

Real Estate Purchase Price Allocation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred. During the year ended December 31, 2010 we acquired two real estate assets and expensed $681,543 of acquisition costs.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g. discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we estimate the amount of lost rentals at market rates during the expected lease-up periods.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. We will amortize any capitalized above-market or below market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

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

We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If our assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.

Organization and Offering Costs

Organization and offering expenses (other than sales commissions and the dealer manager fee) include all expenses to be paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services. Any reimbursement of expenses paid to our advisor will not exceed expenses actually incurred by our advisor.

After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us in connection with the initial public offering exceed 15% of the gross proceeds raised in our initial public offering. We may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in special, cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of our initial public offering, as required by the rules of FINRA.

Reimbursements to our advisor or our affiliates for offering costs paid by them on our behalf with respect to our private offering is not limited to 15% of the gross offering proceeds of the private offering. However, we will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the private offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, we have not accrued for the reimbursement of organization and offering costs of the private offering in excess of the 15% of gross offering proceeds raised through December 31, 2010.

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

Subsequent Events

Status of Our Public Offering

We commenced our initial public offering on July 19, 2010. As of March 14, 2011, we had sold 742,999 shares of common stock in the public offering for gross proceeds of $7,377,056, including 11,583 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $110,038.

Distributions Paid

On January 14, 2011, we paid distributions of $63,566, which related to distributions declared for each day in the period from December 1, 2010 through December 31, 2010 and consisted of cash distributions paid in the amount of $40,439 and additional shares issued pursuant to our distribution reinvestment plan in the amount of $23,127. On February 11, 2011, we paid distributions of $72,384, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011 and consisted of cash distributions paid in the amount of $46,075 and additional shares issued pursuant to our distribution reinvestment plan in the amount of $26,309. On March 11, 2011, we paid distributions of $71,613, which related to distributions declared for each day in the period from February 1, 2011 through February 28, 2011 and consisted of cash distributions paid in the amount of $45,711 and additional shares issued pursuant to our distribution reinvestment plan in the amount of $25,902.

Distribution Declaration

As of December 31, 2010, $63,566 distributions have been declared are payable.

Amendment to Advisory Agreement

On March 21, 2011, we entered into an amendment to the Advisory Agreement with our advisor to (1) renew the Advisory Agreement for an additional one-year term, expiring on May 4, 2012, and (2) make certain clarifications with respect to the terms and conditions of the deferral of the payment of fees to our advisor. In particular, the amendment to the Advisory Agreement clarifies that for purposes of calculating the amount of fees that may be deferred pursuant to the Advisory Agreement, the amount of distributions paid during a fiscal quarter shall include the value of shares of our common stock distributed pursuant to our distribution reinvestment plan. Additionally, for purposes of calculating the difference between adjusted funds from operations (as defined in the Advisory Agreement) and the amount of distributions paid during a measurement period, if adjusted funds from operations during such period is negative, adjusted funds from operations shall be deemed to be zero.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the book values and the weighted-average interest rates of our real estate loans receivable and notes payable for each category as of December 31, 2010 based on the maturity dates:

	Maturity Date
									Total
	2011	2012	2013		2014	2015		Thereafter	Book Value		Fair Value

Liabilities
Notes payable
Fixed rate	$—	$—	$5,000,000		$—	$6,650,000		$—	$11,650,000		$11,866,816
Weighted-average annual interest rate	—	—	5.25	%(2)	—	6.0	%(2)	—	5.68	%(1)

(1)	The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2010.

(2)	The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2010, where applicable.

We have borrowed funds at fixed rates and have not borrowed funds at variable rates. We intend to continue to do so for the foreseeable future. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2010, the fair value of our fixed rate debt was $11,866,816 and the carrying value of our fixed rate debt was $11,650,000. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The weighted-average interest rate of our fixed rate debt was 5.68% at December 31, 2010. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2010 where applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Amendment to Advisory Agreement

On March 21, 2011, we entered into an amendment to the Advisory Agreement with our advisor to (1) renew the Advisory Agreement for an additional one-year term, expiring on May 4, 2012, and (2) make certain clarifications with respect to the terms and conditions of the deferral of the payment of fees to our advisor. In particular, the amendment to the Advisory Agreement clarifies that for purposes of calculating the amount of fees that may be deferred pursuant to the Advisory Agreement, the amount of distributions paid during a fiscal quarter shall include the value of shares of our common stock distributed pursuant to our distribution reinvestment plan. Additionally, for purposes of calculating the difference between adjusted funds from operations (as defined in the Advisory Agreement) and the amount of distributions paid during a measurement period, if adjusted funds from operations during such period is negative, adjusted funds from operations shall be deemed to be zero.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their positions and offices are as follows:

Name	Age	Position

Rodney F. Emery	60	Chairman of the Board, Chief Executive Officer and President
James M. Kasim	42	Chief Financial Officer and Treasurer
Ana Marie del Rio	56	Secretary
Scot B. Barker	62	Independent Director
Larry H. Dale	65	Independent Director
Jeffrey J. Brown	50	Independent Director

Rodney F. Emery serves as the Chairman of the Board, Chief Executive Officer and President, a position he has held since our inception in May 2009. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profits.

Our board of directors, excluding Mr. Emery, has determined that the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s extensive experience acquiring, financing, developing and managing hotel, multifamily, office, and retail real estate assets throughout the country have provided Mr. Emery with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Emery is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

James M. Kasim serves as our Chief Financial Officer and Treasurer, a position he has held since November 2010. Mr. Kasim previously served as Chief Financial Officer of Pacific Office Properties Trust, Inc. (NYSE Amex: PCE), a publicly traded real estate investment trust, from February 2008 to September 2009. At Pacific Office Properties Trust, Mr. Kasim was responsible for all areas of finance and accounting and was integrally involved in the capital markets initiatives of the company. Mr. Kasim also previously served as President and Chief Operating Officer and Executive Vice President and Chief Financial Officer of BentleyForbes, a national private commercial real estate company with a portfolio in excess of $2 Billion from September 2009 to May 2010 and from June 2005 to July 2007, respectively. In addition, Mr. Kasim previously served for approximately 11 years with Ernst & Young’s Real Estate and Hospitality practice. Mr. Kasim received a Bachelor of Science Degree in Business Administration from California State University, Northridge and a Masters in Business Administration, with honors, from the Marshall School of Business at the University of Southern California. Mr. Kasim is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California State Society of Certified Public Accountants. Mr. Kasim has also served as Adjunct Professor for the School of Policy, Planning and Development at the University of Southern California in the Master’s Degree in Real Estate Development Program and continues to serve as a guest lecturer for many of the University of Southern California’s other programs.

Ana Marie del Rio serves as the Secretary and Compliance Officer, a position she has held since our inception in May 2009. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. and SAH Affordable Housing, Inc. in the management and operation of Steadfast Companies’ residential units, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, transportation projects, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.

Scot B. Barker serves as one of our independent directors, a position he has held since September 2009. From December 2002 to his retirement in December 2005, Mr. Barker served as President and Chief Operating Officer of GMAC Commercial Holding Corp., or GMACCH, one of the nation’s largest financiers of commercial real estate, and President of GMACCH Capital Markets Corp. During his tenure at GMACCH, Mr. Barker oversaw the firm’s real estate lending and investing activities in North America, Latin America,

Asia and Europe. In 1978, Mr. Barker and several associates formed Newman and Associates, Inc., an investment banking firm specializing in financing affordable multifamily housing with tax exempt municipal securities. Mr. Barker served as Vice-President of Newman and Associates from 1978 to 1984 and as President from 1984 to 1998, when Newman and Associates was acquired by GMACCH. Prior to founding Newman and Associates, Mr. Barker served as Vice-President with Gerwin & Co. from 1973 to 1978. Mr. Barker has been involved in a variety of professional and not-for-profit groups primarily focused on housing related business. Mr. Barker currently serves on the board of directors of the Rocky Mountain Mutual Housing Association and the Colorado Housing Assistance Corporation, where he was a past chairman. Mr. Barker was a past president of the National Housing and Rehabilitation Association and a past member of the Federal National Mortgage Association (Fannie Mae) Housing Impact Advisory Council. Mr. Barker received a Bachelor of Arts from Colorado College and a Master of Business Administration from the University of Denver.

Our board of directors, excluding Mr. Barker, has determined that the prior leadership positions which Mr. Barker has held and Mr. Barker’s extensive experience with the financing of commercial real estate and multifamily housing have provided Mr. Barker with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Barker is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Larry H. Dale serves as one of our independent directors, a position he has held since September 2009. In March 2009, Mr. Dale retired as a Managing Director of Citi Community Capital, or CCC, a leading investment banking group specializing in affordable housing financing and a division of Citigroup’s Municipal Securities Division, where Mr. Dale was responsible for the overall management and oversight of the operation of the division. As an employee of CCC, Mr. Dale was involved in lending decisions and equity sales with us. Mr. Dale joined the predecessor company to CCC in 1997. From July 1987 to January 1997, Mr. Dale served as a Senior Vice President of Federal National Mortgage Association, or Fannie Mae. Prior to joining Fannie Mae, Mr. Dale served from 1984 to 1987 as Vice President of Newman and Associates, Inc., an investment banking firm focused on financing affordable multifamily housing with tax exempt municipal securities. Prior to joining Newman and Associates, Mr. Dale served from 1981 to 1983 as President of Mid-City Financial Corporation, a regional multifamily development, financing, and management firm. From 1971 to 1981, Mr. Dale was employed by the U.S. Department of Housing and Urban Development (HUD), including service as a Deputy to the Assistant Secretary for Housing/FHA Commissioner from 1979 to 1981. Mr. Dale currently serves as Chairman of the Board of the National Equity Fund, Chairman of the Board of the Community Preservation and Development Corporation, Vice-Chairman of Mercy Housing Incorporated’s Board of Trustees, a member of the board of directors and the Executive Committee of the Local Initiative Support Corporation and a member of the Advisory Board of the Paramount Community Development Fund, the Capmark Community Development Fund, the Mercy Loan Fund New Market Tax Credit (NMTC) Advisory Board, the Community Impact NMTC Advisory Board, and the Local Initiatives Support Corporations’s New Markets Support Company’s Board of Managers. Mr. Dale received a Bachelor of Science in Materials Science from Cornell University and a Master of Political Science from the Maxwell School at Syracuse University.

Our board of directors, excluding Mr. Dale, has determined that the prior leadership positions which Mr. Dale has held and Mr. Dale’s extensive experience in the investment banking industry have provided Mr. Dale with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Dale is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Jeffrey J. Brown serves as one of our independent directors, a position he has held since September 2009. Mr. Brown is the Chief Executive Officer and founding member of Brown Equity Partners, LLC, or BEP, which provides capital to management teams and companies needing equity of $3 million to $20 million. Prior to founding BEP in January 2007, Mr. Brown served as a founding partner and primary deal originator of the venture capital and private equity firm Forrest Binkley & Brown (FBB) from 1993 to January 2007. In March 2005, SBIC Partners II, L.P., an investment vehicle formed by FBB and licensed through the Small Business Administration (SBA), voluntarily agreed to enter into receivership after failing to meet various SBA capital requirements. Prior to founding Forrest Binkley & Brown, Mr. Brown served as a Senior Vice President of Bank America Venture Capital Group from 1990 to 1993 and as a Senior Vice President of Security Pacific Capital Corporation from 1987 to 1990. Mr. Brown also worked at the preferred stock desk of Morgan Stanley & Co. from 1986 to 1987 and as a software engineer at Hughes Aircraft Company from 1983 to 1985. In his 22 years of venture capital and private equity experience, Mr. Brown has served on the board of directors of numerous public and private companies, and has served as the chair of audit, compensation, finance and other special board committees of such boards. Mr. Brown currently serves on the board of directors of M Financial Holdings Incorporated, Fieldstone Homes, Inc., Tail Activewear, Inc. and Glaspro, Inc. Mr. Brown received a Bachelor of Science in Mathematics, Summa Cum Laude, from Willamette University and a Master of Business Administration from the Stanford University Graduate School of Business.

Our board of directors, excluding Mr. Brown, has determined that Mr. Brown’s extensive experience in the venture capital and private equity industry and his prior service as a director and as the chairman of audit, compensation, finance and other special board committees of a number of public and private companies have provided Mr. Brown with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Brown is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

The Audit Committee

Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent auditors’ qualifications and independence, and (4) the performance of the independent auditors and our internal audit function. The members of the audit committee are Scot B. Barker, Larry H. Dale and Jeffrey J. Brown. All of the members of the audit committee are “independent” as defined by our charter and the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience. The board of directors has determined that Mr. Brown satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Investment Committee

Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker, Larry H. Dale and Jeffrey J. Brown, with Mr. Emery serving as the chairman of the investment committee.

With respect to investments, the investment committee has the authority to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all estate-related investments and all investments consistent with our investment objectives, for a purchase price, total project cost or sales price of up to 10% of the cost of our net assets as of the date of investment.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics can be found at http://www.steadfastreits.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. As a result, we do not nor has our board of directors considered a compensation policy for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K.

Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Three of our executive officers, Messrs. Emery and Kasim and Ms. del Rio, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2010.

	Fees
	Earned or
	Paid in Cash in	All Other
Name	2010	Compensation(2)	Total

Scot B. Barker	$58,872	$84,621	$143,493
Larry H. Dale	100,743	42,750	143,493
Jeffrey J. Brown	113,627	42,750	156,377
Rodney F. Emery(1)	—	—	—

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

(2)	The amounts shown in this column reflect the aggregate fair value computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•	$3,000 for each in-person board meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board or committee.

Equity Plan Compensation

We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors.

Our board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. On April 15, 2010, we raised $2,000,000 in gross offering proceeds in our private offering and each independent director received his initial grant of 5,000 shares of restricted stock. Going forward, each new independent director that joins our board of directors will receive 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive 2,500 shares of restricted common stock. The shares of restricted common stock will generally vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2010.

	Number of Securities to	Weighted-Average	Number of Securities
	be Issued Upon Exercise	Exercise Price of	Remaining Available for
	of Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders:	—	$—	985,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	—	$—	985,000

Security Ownership of Certain Beneficial Owners

The following table shows, as of March 14, 2011, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(2)	Percentage

Rodney F. Emery(1)(3)	22,223	1.6%
Scot B. Barker(1)	18,481	*
Larry H. Dale(1)	8,000	*
Jeffrey J. Brown(1)	5,000	*
James M. Kasim(1)	—	*
Ana Marie del Rio(1)	—	*
Dutch-Anglo Trading LP(4)	101,075	7.1%
All officers and directors as a group	53,704	3.8%

*	Less than 1% of the outstanding common stock.

(1)	The address of the named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)	Includes 22,223 shares owned by Steadfast REIT Investments, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

(4)	Dutch-Anglo Trading LP is indirectly controlled by Mr. Alastain Oldfield. The address for Mr. Oldfield is c/o Dutch-Anglo Trading LP, 16561 Carousel Lane, Huntington Beach, California 92649.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

The following describes all transactions during the year ended December 31, 2010 and currently proposed transactions involving us, our directors, our advisor, our sponsor and any affiliate thereof. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2010, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to the operating partnership as the initial limited partner.

Our convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our Advisory Agreement is terminated or not renewed (other than for “cause” as defined in our Advisory Agreement). In the event of a termination or non-renewal of our Advisory Agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the excess of (1) our “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.

Our Relationships with our Advisor and our Sponsor

Steadfast Income Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Rodney F. Emery, our chairman and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. del Rio, our Secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor. Services provided by our advisor under the terms of the Advisory Agreement include the following:

•	finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•	making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of investments;

•	entering into service agreements for our loans;

•	supervising and evaluating each loan servicer’s and property manager’s performance;

•	reviewing and analyzing the operating and capital budgets of the properties underlying our investments and the properties we may acquire;

•	entering into leases and service contracts for our properties;

•	assisting us in obtaining insurance;

•	generating our annual budget;

•	reviewing and analyzing financial information for each of our assets and our overall investment portfolio;

•	formulating and overseeing the implementation of strategies for the administration, promotion, management, financing and refinancing, marketing, servicing and disposition of our investments;

•	performing investor relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.

The above summary is provided to illustrate the material functions that our advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by our advisor, its affiliates or third parties.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•	We pay our advisor an acquisition fee of 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2010, we incurred acquisition fees of $357,637 in connection with the acquisition of the Lincoln Tower property and the Park Place property. However, $134,995 of such fee has been deferred pursuant to the terms of the Advisory Agreement until our cumulative adjusted funds from operations (as defined in the Advisory Agreement) exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of reimbursement of the deferred fee or (2) distributions (including the value of shares issued pursuant to our distribution reinvestment plan)

equal to a 7.0% cumulative, non-compounded, annual return on invested capital to our stockholders as of the date of reimbursement.

•	We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2010, we incurred an investment management fee to our advisor of $31,841 which has been deferred pursuant to the terms of the Advisory Agreement.

•	We pay our advisor a disposition fee of 1.5% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2010, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below, subject to the limitations described under the heading “2%/25% Guidelines.”

•	We reimburse our advisor and its affiliates for organization and offering expenses, for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the our offerings. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our offerings. For the year ended December 31, 2010, we paid our advisor $690,083 for the reimbursement of organization and offering expenses. As of December 31, 2010, our advisor and its affiliates have incurred organization and offering costs of $4,089,406 which are not recorded in our financial statements as of December 31, 2010 because such costs only become a liability of ours when shares are sold and selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds.

•	We reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2010, no amounts were paid to our advisor for administrative services.

•	We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2010, we paid our advisor $101,753 for acquisition expenses.

2%/25% Guidelines

As described above, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the Expense Year, exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the Expense Year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Commencing upon the fourth fiscal quarter following the fiscal quarter ended March 31, 2010, our advisor must reimburse us for the amount by which our operating expenses for the proceeding four fiscal quarters then ended exceed the 2%/25% Guidelines.

“Total operating expenses” means all costs and expenses paid or incurred by us, as determined under generally accepted accounting principles, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and the listing of our shares of common stock, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees and acquisition expenses, (7) real estate commissions on the sale of a real property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

Our Advisory Agreement has a one-year term expiring May 4, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days’ written notice. If we terminate the Advisory Agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

For the year ended December 31, 2010, our total operating expenses as a percentage of average invested assets were 8.9%.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offerings of common stock is Steadfast Capital Markets Group, LLC, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, Steadfast Capital Markets Group is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our Dealer Manager Agreement with Steadfast Capital Markets Group provides for the following compensation:

•	We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, all of which may be reallowed to participating broker-dealers. For the year ended December 31, 2010, we paid $584,962 in selling commissions to our dealer manager.

•	We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, a portion of which may be reallowed to participating broker-dealers. For the year ended December 31, 2010, we paid $342,080 in dealer manager fees to our dealer manager.

•	We reimburse our dealer manager for salaries and related benefits for certain organizational and offering services performed on behalf of the Advisor that are not for distribution related services. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our initial public offering. As of December 31, 2010, $872,662 of compensation and related benefits incurred by our dealer manager is included in the $5,713,747 of total organizational and offering expenses incurred by the advisor and affiliates.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of each of the Lincoln Tower property and the Park Place property. Pursuant to the management agreement, we pay the property manager a monthly management fee in an amount equal to 3.5% of each of the Lincoln Tower property’s and

Park Place property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause upon thirty (30) days prior written notice to the property manager. For the year ended December 31, 2010, we have paid property management fees of $23,202 to our property manager.

Currently Proposed Transactions

Other than as described above, there is no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Policies and Procedures for Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our charter and our Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates. Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Ethics that applies to each of our officers and directors, of which we refer to as “covered persons”. The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our advisor and their respective affiliates.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. The board of directors has determined that Scot B. Barker, Larry H. Dale and Jeffrey J. Brown each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2010 and 2009, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.

Pre-Approval Policies

The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Ernst & Young for the years ended December 31, 2010 and 2009 were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2010 and 2009 are set forth in the table below.

	2010	2009

Audit fees	$328,542	$165,119
Audit-related fees	53,017	1,995
Tax fees	—	—
All other fees	1,865	9,168

Total	$383,424	$176,282

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-31 through F-32 of this report:

Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Exhibit	Description

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed May 6, 2010, Commission File No. 333-160748 (“Pre-Effective Amendment No. 4”))
3.2	Bylaws of Steadfast Secure Income REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed July 23, 2009, Commission File No. 333-160748)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated July 9, 2010 of the Registrant)
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated July 9, 2010, of the Registrant)
10.1	Amended and Restated Advisory Agreement, dated as of May 4, 2010, by and among Steadfast Income REIT, Inc., Steadfast Secure Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to Pre- Effective Amendment No. 4)
10.2	Amendment No. 1 to Advisory Agreement dated as of March 21, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC.
10.3	Limited Partnership Agreement of Steadfast Secure Income REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed October 15, 2009, Commission File No. 333-160748 (“Pre-Effective Amendment No. 1”)
10.4	Steadfast Secure Income REIT, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1)
10.5	Steadfast Secure Income REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1)
10.6	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 4)
10.7	Purchase Agreement, dated as of March 25, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1, filed November 12, 2010, Commission File No. 333-160748 (“Post-Effective Amendment No. 1”))
10.8	First Amendment to Purchase Agreement, dated as of May 14, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1)

Exhibit	Description

10.9	Assignment and Assumption of Purchase Agreement, dated as of August 10, 2010, by and between Steadfast Asset Holdings, Inc. and SIR Lincoln Tower, LLC. (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1)
10.10	Purchase Money Note, dated August 11, 2010, issued by SIR Lincoln Tower, LLC in favor of Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (including attached Acknowledgment and Agreement of Key Principal to Personal Liability For Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc.) (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1)
10.11	Purchase Money Mortgage, Assignment of Rents, Leases and Security Agreement, dated as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1)
10.12	Property Management Agreement, entered into as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1)
10.13	Assignment and Assumption Agreement, dated December 15, 2010, by and between Steadfast Asset Holdings, Inc. and SIR Park Place, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)
10.14	Purchase and Sale Agreement and Joint Escrow Instructions, dated September 7, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)
10.15	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated October 20, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)
10.16	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 22, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)
10.17	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 22, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)
10.18	Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated December 10, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 17, 2010)
10.19	Loan Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC, Steadfast Income REIT, Inc. and Ames Community Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2010)
10.20	Promissory Note, dated December 22, 2010, issued by SIR Park Place, LLC in favor of Ames Community Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 29, 2010)
10.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Ames Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 29, 2010)
10.22	Guaranty, dated as of December 22, 2010, by and between Steadfast Income REIT, Inc. and Ames Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 29, 2010)
10.23	Assignment of Management Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Ames Community Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 29, 2010)

Exhibit	Description

10.24	Environmental and Hazardous Substance Indemnification Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Ames Community Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 29, 2010)
10.25	Property Management Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed December 29, 2010)
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Steadfast Income REIT, Inc.

We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2010 and the period from May 4, 2009 (inception) to December 31, 2009. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and the period from May 4, 2009 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Ernst & Young LLP

Irvine, California
March 21, 2011

STEADFAST INCOME REIT, INC.
(FORMERLY STEADFAST SECURE INCOME REIT, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Assets:
Real Estate:
Land	$758,600	$—
Building and improvements	15,569,680	—
Tenant origination and absorption costs	1,224,044	—

Total real estate, cost	17,552,324	—
Less accumulated depreciation and amortization	(540,572)	—

Total real estate, net	17,011,752
Cash and cash equivalents	2,858,197	202,007
Rents and other receivables	119,210	—
Deferred financing costs and other assets, net	182,523	—

Total assets	$20,171,682	$202,007

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$831,501	$—
Notes payable	11,650,000	—
Distributions payable	63,566	—
Due to affiliates, net	381,910	—

Total liabilities	12,926,977	—

Commitments and contingencies (Note 11)
Redeemable common stock	57,827	—
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 1,184,283 and 22,223 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	11,843	222
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009	10	10
Additional paid-in capital	9,568,008	200,775
Cumulative distributions and net losses	(2,392,983)	—

Total stockholders’ equity	7,186,878	201,007
Noncontrolling interest	—	1,000

Total equity	7,186,878	202,007

Total liabilities and equity	$20,171,682	$202,007

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
(FORMERLY STEADFAST SECURE INCOME REIT, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
		May 4, 2009
	For the Year Ended	(Inception) to
	December 31, 2010	December 31, 2009

Revenues:
Rental income	$778,387	$—
Tenant reimbursements and other	49,843	—

Total revenues	828,230	—

Expenses:
Operating, maintenance and management	297,251	—
Real estate taxes and insurance	138,181	—
Fees to affiliates	419,694	—
Depreciation and amortization	540,572	—
Interest expense	163,987	—
General and administrative expenses	1,108,220	—
Other acquisition costs	323,906	—

	2,991,811

Net loss	(2,163,581)	—
Net loss attributable to noncontrolling interest	1,000	—

Net loss attributable to common stockholders	$(2,162,581)	$—

Net loss per common share — basic and diluted	$(4.27)	$—

Weighted average number of common shares outstanding— basic and diluted	506,003	22,223

Distributions declared	$230,402	$—

Distributions declared per common share	$0.272	$—

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
(FORMERLY STEADFAST SECURE INCOME REIT, INC.)

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE PERIOD FROM MAY 4, 2009 (INCEPTION) TO DECEMBER 31, 2009
AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Stockholders’ Equity
						Cumulative	Total
					Additional	Distributions	Stock-	Non-
	Common Stock		Convertible Stock		Paid-in	and Net	holders’	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interest	Equity

BALANCE, May 4, 2009 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,223	222	—	—	199,785	—	200,007	—	200,007
Issuance of convertible stock	—	—	1,000	10	990	—	1,000	—	1,000
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,000	1,000

BALANCE, December 31, 2009	22,223	222	1,000	10	200,775		201,007	1,000	202,007
Issuance of common stock	1,162,060	11,621	—	—	10,893,889	—	10,905,510	—	10,905,510
Transfers to redeemable common stock	—	—	—	—	(57,827)	—	(57,827)	—	(57,827)
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(927,042)	—	(927,042)	—	(927,042)
Other offering costs to affiliates	—	—	—	—	(596,561)	—	(596,561)	—	(596,561)
Distributions declared	—	—	—	—	—	(230,402)	(230,402)	—	(230,402)
Amortization of stock-based compensation	—	—	—	—	54,774	—	54,774	—	54,774
Net loss for the year ended December 31, 2010	—	—	—	—	—	(2,162,581)	(2,162,581)	(1,000)	(2,163,581)

BALANCE, December 31, 2010	1,184,283	$11,843	1,000	$10	$9,568,008	$(2,392,983)	$7,186,878	$—	$7,186,878

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
(FORMERLY STEADFAST SECURE INCOME REIT, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
		May 4, 2009
	For the Year Ended	(Inception) to
	December 31, 2010	December 31, 2009

Cash Flows from Operating Activities:
Net loss	$(2,163,581)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540,572	—
Amortization of deferred finance costs	1,110	—
Stock-based compensation	96,646	—
Changes in operating assets and liabilities:
Rent and related receivables	(25,685)
Other assets	(111,134)	—
Accounts payable and accrued liabilities	831,501	—
Due to affiliates, net	374,695	—

Net cash used in operating activities	(455,876)	—

Cash Flows from Investing Activities:
Acquisition of real estate investments	(10,900,000)	—
Additions to real estate investments	(2,324)	—

Net cash used in investing activities	(10,902,324)	—

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	5,000,000	—
Proceeds from issuance of common stock	10,735,413	202,700
Payments of commissions on sales of common stock and related dealer manager fees	(927,042)	—
Reimbursement of other offering costs to affiliates	(589,345)	—
Distributions paid to common stockholders	(132,136)	—
Payment of deferred financing costs	(72,500)	—

Net cash provided by financing activities	14,014,390	202,700

Net increase in cash and cash equivalents	2,656,190	202,700
Cash and cash equivalents, beginning of period	202,007	—

Cash and cash equivalents, end of period	$2,858,197	$202,700

Supplemental Disclosure of Cash Flow Information:
Interest paid	$129,627	$—

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$63,566	$—

Issuance of notes payable to acquire real estate	$6,650,000	$—

Distributions to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$34,700	$—

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Private Offering

On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock, subject to an option to increase the offering by up to $18,800,000 in shares of common stock, at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. On July 9, 2010, the Company terminated the Private Offering and on July 19, 2010 the Company commenced its registered public offering described below. The Company sold 637,279 shares of common stock in the Private Offering for gross proceeds of $5,844,325. As of December 31, 2009, no shares had been sold in the Private Offering.

Pubic Offering

On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. If the Company extends the Public Offering beyond two years from the date the registration statement was declared effective, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. As of December 31, 2010, the Company had sold 504,998 shares of common stock in the Public Offering for gross proceeds of $5,019,314, including 3,653 shares of common stock issued pursuant to the DRP for gross offering proceeds of $34,700.

The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also selectively invest in industrial properties and other types of commercial properties. The Company may

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.

The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement, dated September 28, 2009, by and between the Company and the Advisor, which was amended and restated on May 4, 2010 (the “Advisory Agreement”). The Company has retained Steadfast Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Public Offering. The Dealer Manager will be responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering.

As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Public Offering to the Operating Partnership as a capital contribution. The Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.

The Company commenced its operations on August 11, 2010 upon acquiring a fee simple interest in a multifamily property located in Springfield, Illinois.

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

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Assets

Depreciation and Amortization

Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs are expensed as incurred. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

Real Estate Purchase Price Allocation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred.

The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company estimates the amount lost rentals using market rates during the expected lease-up periods.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. The Company amortizes any capitalized above-market or below market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that the Company considers in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that the Company will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Rents and Other Receivables

The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company exercises judgment in establishing these allowances and consider payment history and current credit status of our tenants in developing these estimates.

Revenue Recognition

The Company leases apartment and condominium units under operating leases with terms generally of one year or less. Generally credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company recognizes gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are stated at cost, which approximates fair value. As of December 31, 2009, the Company’s cash on deposit was 100% within the federally insured limits. As of December 31, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.

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

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from August 12, 2010 to December 31, 2010, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from August 12, 2010 through December 31, 2010 was a record date for distributions.

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

The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special, cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the Company’s independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through December 31, 2010.

Income Taxes

The Company intends to be taxed as a REIT under the Internal Revenue Code and intends to operate as such beginning with its taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements, nor has the Company been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax years ended December 31, 2010 and 2009.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the year ended December 31, 2010. Distributions declared per common share assumes each share was issued and outstanding each day during the period from August 12, 2010 through December 31, 2010.

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

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2010, the FASB issued ASU No. 2010-09 (“ASU No. 2010-09”), Subsequent Events (Topic 855), amends guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under ASU No. 2010-09, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on the financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (Topic 805) (“ASU No. 2010-29”) which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU No. 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU No. 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of ASU No. 2010-29 did not have a material impact on its consolidated financial position or results of operations.

3.	Real Estate

Lincoln Tower Property Acquisition

On August 11, 2010, the Company acquired a fee simple interest in a multifamily property located in Springfield, Illinois, commonly known as the Lincoln Tower Apartments (the “Lincoln Tower Property”), through a wholly-owned subsidiary of the Operating Partnership.

The Company acquired the Lincoln Tower Property for an aggregate purchase price of approximately $9,500,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Lincoln Tower Property with (1) proceeds from the Private Offering and Public Offering and (2) a seller-financed loan in the aggregate principal amount of $6,650,000. An acquisition fee of $192,858 was earned by the Advisor in connection with the acquisition of the Lincoln Tower Property.

The Lincoln Tower Property is a 17-story apartment complex constructed in 1968 and contains 190 one-, two- and three-bedroom apartments ranging from approximately 750 to 1,800 square feet, as well as underground parking facilities and various community amenities such as a night attendant, a fitness center, a club room, laundry facilities and extra storage space. The Lincoln Tower Property’s residential units were 87%

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leased as of December 31, 2010. The Lincoln Tower Property also includes approximately 8,800 square feet of commercial office space, which was 75% occupied as of December 31, 2010.

Park Place Property Acquisition

On December 22, 2010, the Company acquired a fee simple interest in the Park Place Condominiums located in Des Moines, Iowa (the “Park Place Property”), through a wholly-owned subsidiary of the Operating Partnership.

The Company acquired the Park Place Property for an aggregate purchase price of $8,050,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Park Place Property with (1) proceeds from the Public Offering and (2) a loan in the aggregate principal amount of $5,000,000. An acquisition fee of $164,779 was earned by the Advisor in connection with the acquisition of the Park Place Property.

The Park Place Property is comprised of 147 condominium units within a 16-story building located in downtown Des Moines, Iowa. The building was constructed in 1986 and contains 158 total condominium units. The Park Place Property contains 16 studio units (approximately 429 square feet per unit), 91 one-bedroom units and 40 two bedroom units (approximately 679 square feet per unit). The one-bedroom units at the Park Place Property consist of units of approximately 471, 570 and 668 square feet per unit. Amenities at the Park Place Property include a fitness center, an approximately 6,000 square foot rooftop terrace, a community room with Wi-Fi and library, a computer room, a guest suite, a secure access entry and onsite laundry. In addition to the units noted above, the Park Place Property also includes 101 onsite garage parking spaces and a nearby surface lot containing 40 parking spaces. As of December 31, 2010, the Park Place Property was approximately 86% occupied and leased.

The purchase price for the Lincoln Tower Property and the Park Place Property was allocated as follows as of the closing date:

						Tenant	Total
			Acquisition		Building and	Origination and	Purchase
Property Name	City	State	Date	Land	Improvements	Absorption Costs	Price

Lincoln Tower	Springfield	IL	08/11/2010	$258,600	$8,741,736	$499,664	$9,500,000
Park Place	Des Moines	IA	12/22/2010	500,000	6,825,620	724,380	8,050,000

				$758,600	$15,567,356	$1,224,044	$17,550,000

As of December 31, 2010, the Company’s real estate portfolio was solely comprised of the Lincoln Tower Property and the Park Place Property. The following table provides summary information regarding the properties owned by the Company as of December 31, 2010:

						Accumulated	Total
	Date				Total Real Estate	Depreciation	Real Estate,
Property Name	Acquired	City	State	Property Type	at Cost	And Amortization	Net

Lincoln Tower Property	08/11/2010	Springfield	IL	Apartment	$9,502,324	$(493,546)	$9,008,778
Park Place Property	12/22/2010	Des Moines	IA	Condominium Rental	8,050,000	(47,026)	8,002,974

					$17,552,324	$(540,572)	$17,011,752

Operating Leases

As of December 31, 2010, the Company’s real estate portfolio was 85% leased by a diverse group of tenants, comprised of 289 residential tenants and eight commercial tenants. For the period from August 11,

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 to December 31, 2010, the Company’s real estate portfolio earned approximately 91% and 9% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.

Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $173,775 as of December 31, 2010.

As of December 31, 2010, the future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants is as follows:

2011	$130,037
2012	112,258
2013	43,229
2014	11,008
2015	—

$296,532

As of December 31, 2010, no tenant represented over 1% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

As of December 31, 2010, the Company has no tenants with rent balances outstanding over 90 days.

4.	Tenant Origination and Absorption Costs

As of December 31, 2010, the Company’s tenant origination and absorption costs are as follows:

Cost	$1,224,044
Accumulated Amortization	(390,644)

Net Amount	$833,400

The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the year ended December 31, 2010 was $390,644. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of approximately one year.

As of December 31, 2010, none of the Company’s properties had above-market lease assets or below-market lease liabilities.

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deferred Financing Costs and Other Assets

As of December 31, 2010, deferred financing costs and other assets consisted of:

Deferred financing costs	$72,500
Prepaid expenses	57,447
Other assets	53,686

183,633
Less accumulated amortization	(1,110)

Deferred financing costs and other assets, net	$182,523

The Company had no deferred financing costs and other assets as of December 31, 2009. As of December 31, 2010 and December 31, 2009, the Company’s net deferred financing costs were $71,390 and $0, respectively.

6.	Notes Payable

As of December 31, 2010, the Company’s notes payable principal amount totaled $11,650,000, comprised of $6,650,000 issued by the seller of the Lincoln Tower Property in connection with the acquisition of the Lincoln Tower property on August 11, 2010 (the “Lincoln Tower Note”) and $5,000,000 issued by a regional bank in connection with the Company’s acquisition of the Park Place Property on December 22, 2010 (the “Park Place Note”).

The Lincoln Tower Note requires interest only payments during the term and has a term of 60 months, ending September 1, 2015 with the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions. Interest on the Lincoln Tower Note will accrue at a rate of 6% per annum through September 1, 2015.

The Park Place Note requires interest only payments during the term and has a term of 36 months, ending December 22, 2013 with the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions. Interest on the Park Place Note will accrue at a rate of 5.25% per annum through December 22, 2013.

The Notes payable contain customary non-financial and financial debt covenants. As of December 31, 2010, the Company was in compliance with all financial debt covenants.

During the year ended December 31, 2010, the Company incurred and expensed $163,987 of interest. The Company did not incur any interest expense for periods prior to August 11, 2010 since it did not have any indebtedness prior to that date. As of December 31, 2010, $33,250 of interest expense was payable, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. Included in interest expense for the year ended December 31, 2010 was $1,110 of amortization of deferred financing costs.

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

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. For the year ended December 31, 2010, the Company issued 1,142,277 shares of common stock in its Private Offering and Public Offering for offering proceeds of $9,305,336, net of offering costs of $1,523,603. Offering proceeds include $93,525 of amounts receivable from the Company’s transfer agent as of December 31, 2010. These offering costs primarily consist of selling commissions and dealer manager fees.

During 2010, the Company granted 15,000 shares of restricted common stock to independent directors at a fair value of $8.55 as compensation for services. The shares vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control. Included in general and administrative expenses is $54,774 for the year ended December 31, 2010 for compensation expense related to issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 3.5 years. In addition, on the date following an independent director’s re-election to the board of directors, he or she will receive 2,500 shares of restricted common stock.

In addition, during 2010, the Company issued 4,783 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $8.76. Included in general and administrative expenses is $41,872 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation.

Convertible Stock

The Company has issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non- compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2010 and December 31, 2009, no shares of the Company’s preferred stock were issued and outstanding.

Distribution Reinvestment Plan

The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. If the Company extends the Public Offering beyond two years from the date of its commencement, the Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated net asset value per share, the then current public offering price of shares of the Company’s common stock and other factors that the Company’s board of directors deems relevant.

No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.

Share Repurchase Plan and Redeemable Common Stock

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

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not redeem any shares during year ended December 31, 2010.

Pursuant to the share repurchase program, the Company has an obligation to redeem shares which is outside the Company’s control (redemption requests tendered by shareholders), in an amount of future redemptions, which is reclassified from permanent equity to temporary equity in the accompanying consolidated statements of equity as “transfers to redeemable common stock”. For the year ended December 31, 2010, the Company reclassified $57,827 from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (a) DRP proceeds from the prior year plus (b) DRP proceeds from the current year through the current period less (c) actual current year redemptions paid or pending redemption. Any remaining redeemable common stock balances initially reclassified to temporary equity before the prior year (representing excess proceeds not used for redemption in the prior calendar year) is reclassified back to permanent equity, as such amounts are no longer subject to redemption. For the period

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from May 4, 2009 (Inception) to December 31, 2009, there was no redeemable common stock as there were no DRP proceeds.

Distributions

The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the offering stage, the distributions paid by the Company exceed FFO, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. For purposes of this calculation, if Adjusted Funds From Operations is negative, Adjusted Funds From Operations shall be deemed to be zero.

The Company is only obligated to pay the Advisor for these deferred fees if and to the extent that cumulative Adjusted Funds From Operations for the period beginning on the date of the commencement of the private offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the distribution reinvestment plan) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the period from the commencement of the initial public offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor.

Distributions Declared

In connection with the acquisition of the Lincoln Tower Property, the Company’s board of directors declared a cash distribution to stockholders. Distributions (1) accrue daily to stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the Company’s DRP.

The distributions declared for the period from August 12, 2010 through December 31, 2010 were $230,402, including $57,827, or 6,087 shares of common stock, of amounts attributable to the DRP.

As of December 31, 2010, $63,566 distributions declared are payable, which includes $23,127 of distributions that have been reinvested through the Company’s distribution reinvestment plan.

Distributions Paid

During the period from August 12, 2010 to December 31, 2010, the Company paid cash distributions of $132,136, which related to distributions declared for each day in the period from August 12, 2010 through

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 30, 2010. Stockholders purchased 3,653 shares for gross offering proceeds of $34,700 through the Company’s distribution reinvestment plan for the period from August 12, 2010 through December 31, 2010.

8.	Related Party Arrangements

The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000.

Amounts attributable to the Advisor and its affiliates incurred during year ended December 31, 2010 are as follows:

			Payable
	For the Year Ended December 31, 2010		(Receivable) at
	Incurred	Paid	December 31, 2010

Consolidated Statements of Operations
Expensed(2)
Organizational cost reimbursement	$100,738	$100,738	$—
Investment management fees	31,841	—	31,841	(1)
Acquisition fees	357,637	—	357,637	(1)
Property management:
Fees	30,216	23,202	7,014
Reimbursement of onsite personnel	98,347	98,347	—
Consolidated Balance Sheets
Additional paid-in capital
Advances for operating expenses	408,189	376,634	31,555
Other offering costs reimbursement	596,561	589,345	7,216
Selling commissions	584,962	584,962	—
Dealer management fees	342,080	342,080	—
Due to affiliates
Due from Advisor	—	53,353	(53,353)

	$2,550,571	$2,168,661	$381,910

(1)	Payment of $134,995 of acquisition fees and $31,841 of investment management fees earned by the Advisor has been deferred as of December 31, 2010 pursuant to the terms of the Advisory Agreement until the Company’s cumulative Adjusted Funds From Operations exceed the lesser of (1) the cumulative amount of any distributions paid to the Company’s stockholders as of the date of reimbursement of the deferred fee or (2) distributions (including the value of shares issued pursuant to the DRP) equal to a 7.0% cumulative, non-compounded, annual return on invested capital to the Company’s stockholders as of the date of

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement. The amount of fees that may be deferred is limited to an aggregate amount of $5,000,000. The remaining amount of acquisition fees of $222,642, subsequently paid in February 2011, is due and payable and included in due to affiliates in the accompanying balance sheet at December 31, 2010.

(2)	Included in the $419,694 of fees to affiliates in the accompanying consolidated statements of operations is the following; acquisition fees $357,637, investment management fees $31,841 and property management fees $30,216 for the year ended December 31, 2010. Organizational cost reimbursement $100,738 and property management reimbursement of onsite personnel of $98,347 are included in general and administrative expenses of the year ended December 31, 2010.

Organizational and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

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

Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through December 31, 2010.

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of organization and offering (“O&O”) costs that is reimbursable or was paid through December 31, 2010 is as follows:

Gross offering proceeds	$10,828,938
O&O limitation	15%

Total O&O costs available to be paid/reimbursed	$1,624,341

O&O expenses recorded:
Sales commissions paid	584,962
Broker dealer fees paid	342,080
Private offering costs reimbursements	423,707
Public offering costs reimbursements	165,638
Public offering costs reimbursement accrual	7,216
Organizational costs reimbursements	100,738

Total O&O costs reimbursements recorded by the Company	$1,624,341

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

As of December 31, 2010, the Advisor had incurred $5,713,747 of organizational and offering costs on behalf of the Company, of which $4,089,406 has been deferred as of that date, as follows:

	Incurred Through	Amounts	Deferred as of
	December 31, 2010	Recognized	December 31, 2010

Organizational expenses	$100,738	$100,738	$—
Private Offering costs	2,301,719	876,649	1,425,070
Public Offering costs	3,311,290	646,954	2,664,336

	$5,713,747	$1,624,341	$4,089,406

Organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. During the year ended December 31, 2010, the Company incurred, and reimbursed, $876,649 of offering costs to the Advisor that were attributable to the Private Offering all of which were charged to stockholders’ equity as the Company elected to first reimburse costs associated with the Private Offering up to the 15% limitation. Through December 31, 2010, the Company incurred $100,738 of organizational costs of which $100,738 was reimbursed to the Advisor during the year ended December 31, 2010. During the year ended December 31, 2010, the Company reimbursed the Advisor $1,624,341 for organization costs incurred through December 31, 2010.

As of December 31, 2010, the Company, Advisor and its affiliates had incurred $100,738 of organizational costs, $2,301,719 of offering costs in connection with the Private Offering, and $3,311,290 of offering costs in connection with the Public Offering. After reimbursing offering costs associated with the Private Offering up to the 15% limitation of $876,649 ($1,425,070 of which remains potentially reimbursable to the

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advisor subject to the approval of the independent directors), the Company began reimbursing the Advisor for organization costs. After reimbursing organization costs, the Company commenced reimbursing the Advisor for offering costs incurred in connection with the Public Offering. The Company did not accrue for the reimbursement of any organization and offering costs in the financial statements as of December 31, 2009, nor were any reimbursements made during that period because such costs did not become a liability of the Company until $2,000,000 in proceeds were raised in the Private or Public Offerings which did not occur until April 15, 2010.

Investment Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the year ended December 31, 2010, the Company incurred $31,841 of investment management fees to the Advisor was included in due to affiliates in the accompanying balance sheet as of December 31, 2010. Payment of the $31,841 of investment management fees due to the Advisor as of December 31, 2010 has been deferred.

Acquisition Fees

The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. As of December 31, 2010, $357,637 of acquisition fees attributable to the Advisor was earned by the Advisor in connection with the acquisitions of the Lincoln Tower Property and Park Place Property. During the year ended December 31, 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations; therefore, in accordance with the Advisory Agreement the acquisition and investment management fees the Company is obligated to pay the Advisor have been deferred in an amount equal to distributions paid to the Company’s stockholders during the year in excess of the Company’s Adjusted Funds From Operations up to an amount equal to a 7.0% cumulative, non-compounded, annual return on invested capital pro-rated for such quarter. For purposes of this calculation, if the Company’s Adjusted Funds From Operations is negative, then Adjusted Funds From Operations shall be deemed to be zero. The amount of fees that may be deferred is limited to an aggregate amount of $5,000,000. During the year ended December 31, 2010, the Company paid distributions of $166,836; therefore, as of December 31, 2010, $166,836 of fees earned by the Advisor have been deferred, comprising of $134,995 of acquisition fees and $31,841 of investment management fees. These amounts have been deferred until the Company’s cumulative Adjusted Funds From Operations exceed the lesser of (1) the cumulative amount of any distributions paid to the Company’s stockholders as of the date of reimbursement of the deferred fee or (2) distributions (including the value of shares issued pursuant to the DRP) equal to a 7.0% cumulative, non-compounded, annual return on invested capital to the Company’s stockholders as of the date of reimbursement. The remaining amount of acquisition fees of $222,642 is due and payable and included due to affiliates in the accompanying balance sheet at December 31, 2010.

In addition to acquisition fees, the Company reimburses the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. During the year ended December 31, 2010, the Advisor incurred $323,906 of acquisition costs paid to third parties.

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property Management Fees and Expenses

The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor. The property management fee payable with respect to each property under the Property Management Agreements is equal to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of our board of directors, including a majority of our independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Management Agreement, provided that the Company may terminate the Management Agreement at any time without cause upon 30 days prior written notice to the Property Manager. During the period from August 11, 2010 to December 31, 2010, the Company incurred $30,216 of property management fees payable to the property manager.

In addition, the Company reimburses the property manager for the salaries and related benefits of on-site property management employees. For the period from August 11, 2010 to December 31, 2010, the Company incurred $98,347 of salaries and related benefits of on-site property management employees, of which no amounts are payable to the property management affiliate at December 31, 2010.

Advances for Operating Expenses and Due from Advisor

As of December 31, 2010, the Advisor and its affiliates incurred $408,189 of the Company’s direct operating expenses, comprising of independent director fees and insurance and acquisition expenses, of which $31,555 is included in due to affiliates, net on the accompanying consolidated balance sheets. As of December 31, 2010, the Company paid directly $53,353 of legal and accounting expenses attributable to the Advisor, which is included in due to affiliates, net on the accompanying consolidated balance sheets.

Other Operating Expense Reimbursement

In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to its executive officers.

The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the greater of 2% of the Company’s average invested assets, or 25% of the Company’s net income (the “2% 25% Guidelines”), unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Commencing upon the fourth fiscal quarter following the fiscal quarter ended March 31, 2010, and at least annually thereafter, the Advisor must reimburse the Company for the amount by which the Company’s

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expenses for the preceding four fiscal quarters then ended exceed the greater of 2%/25% Guidelines. “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under GAAP that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).

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

As of December 31, 2010, the Company has not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company has not incurred any disposition fees as of December 31, 2010.

Selling Commissions and Dealer Manager Fees

The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued through the DRP. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. During the year ended December 31, 2010, the Company paid $584,962 of selling commissions, and $342,080 of dealer manager fees

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the proceeds received from the sale of the Company’s common stock, which were recorded as a reduction of additional paid in capital.

9.	Incentive Award Plan and Independent Director Compensation

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of December 31, 2010 and December 31, 2009, except those awards granted to the independent directors as described below.

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

On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the three independent directors 5,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $54,774 for the year ended December 31, 2010 and none during the year ended December 31 2009.

10.	Pro Forma Financial Information (Unaudited)

The Company acquired two properties during the year ended December 31, 2010, including the Lincoln Tower Property and the Park Place Property. The following unaudited pro forma information for year ended December 31, 2010 and 2009 have been prepared to give effect to the acquisition of the Lincoln Tower Property and Park Place Property as if the acquisitions occurred on January 1, 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on these dates, nor do they purport to predict the results of operations for future periods.

	For the Year Ended December 31,
	2010	2009

Revenues	$3,416,206	$3,069,191

Depreciation and amortization	$951,049	$1,828,265

Net loss	$(1,446,670)	$(2,413,680)

Net loss per common share, basic and diluted	$(1.32)	$(2.20)

Weighted-average number of common shares outstanding, basic and diluted	1,098,586	1,098,586

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information for the year December 31, 2010 was adjusted to exclude $357,637 of acquisition costs related to the acquisition of the Lincoln Tower Property and Park Place Property incurred in 2010. The costs were recognized in the pro forma information for the year ended December 31, 2009.

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

Concentration of Credit Risk

As of December 31, 2010, the Company owned two real estate properties one located in Springfield, Illinois and one located in Des Moines, Iowa. As a result of these acquisitions, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Springfield, Illinois and Des Moines, Iowa apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

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

Legal Matters

From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

12.	Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$—	$—	$277,651	$550,579
Net loss	$—	$(426,270)	$(781,538)	$(955,773)
Net loss per common share, basic and diluted	$—	$(2.85)	$(1.15)	$(1.04)
Distributions declared per common share(1)	$—	$—	$.096	$0.176

STEADFAST INCOME REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Distributions declared per common share assumes each share was issued and outstanding each day during the respective quarterly period from August 12, 2010 through December 31, 2010. Each day during the period from August 12, 2010 through December 31, 2010 was a record date for distributions.

13.	Subsequent Events

Distributions Paid

On January 14, 2011, the Company paid distributions of $63,566, which related to distributions declared for each day in the period from December 1, 2010 through December 31, 2010 and consisted of cash distributions paid in the amount of $40,439 and additional shares issued pursuant to the DRP in the amount of $23,127. On February 11, 2011, the Company paid distributions of $72,384, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011 and consisted of cash distributions paid in the amount of $46,075 and additional shares issued pursuant to the DRP in the amount of $26,309. On March 11, 2011, the Company paid distributions of $71,613, which related to distributions declared for each day in the period from February 1, 2011 through February 28, 2011 and consisted of cash distributions paid in the amount of $45,711 and additional shares issued pursuant to the DRP in the amount of $25,902.

Status of the Offering

The Company commenced its Public Offering on July 19, 2010. As of March 14, 2011, the Company had sold 742,999 shares of common stock in the Public Offering for gross proceeds of $7,377,056, including 11,583 shares of common stock issued pursuant to the DRP for gross offering proceeds of $110,038. Total shares sold as of March 14, 2011 in the Private Offering and Public Offering were 1,380,278 shares representing gross proceeds of $13,221,380, including 11,583 shares of common stock issued pursuant to the DRP for gross offering proceeds of $110,038.

Amendment to Advisory Agreement

On March 21, 2011, the Company entered into an amendment to the Advisory Agreement with Advisor to (1) renew the Advisory Agreement for an additional one-year term expiring on May 4, 2012, and (2) make certain clarifications with respect to the terms and conditions of the deferral of the payment of fees to Advisor. In particular, the amendment to the Advisory Agreement clarifies that for purposes of calculating the amount of fees that may be deferred pursuant to the Advisory Agreement, the amount of distributions paid during a fiscal quarter shall include the value of shares of the Company’s common stock distributed pursuant to the DRP. Additionally, for purposes of calculating the difference between Adjusted Funds From Operations, and the amount of distributions paid during a measurement period, if Adjusted Funds From Operations during such period is negative, Adjusted Funds From Operations shall be deemed to be zero.

STEADFAST INCOME REIT, INC.

SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2010

			Initial Cost to Company					Gross Amount at which Carried at Close of Period
		Owner-					Cost Capitalized				Accumulated	Original
		Ship			Building and		Subsequent to		Building and		Depreciation And	Date of	Date
Description	Location	Percent	Encumbrances	Land	Improvements (1)	Total	Acquisition	Land	Improvements (1)	Total(2)	Amortization	Construction	Acquired

Lincoln Tower Property	Springfield, Illinois	100%	$6,650,000	$258,600	$9,241,400	$9,500,000	$2,324	$258,600	$9,243,724	$9,502,324	$(493,547)	1968	8/2010
Park Place Property	Des Moines, Iowa	100%	5,000,000	500,000	7,550,000	8,050,000	—	500,000	7,550,000	8,050,000	(47,025)	1986	12/2010

			$11,650,000	$758,600	$16,791,400	$17,550,000	$2,324	$758,600	$16,793,724	$17,552,324	$(540,572)

(1)	Building and improvements include tenant origination and absorption costs.

(2)	The aggregate cost of real estate for federal income tax purposes was $17,550,000 as of December 31, 2010.

STEADFAST INCOME REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION — (Continued)
DECEMBER 31, 2010

	2010	2009

Real estate:
Balance at the beginning of the year	$—	$—
Acquisitions	17,550,000	—
Improvements	2,324	—
Write-off of fully depreciated and fully amortized assets	—	—

Balance at the end of the year	$17,552,234	$—

Accumulated depreciation:
Balance at the beginning of the year	$—	$—
Depreciation and amortization expense	540,572	—
Write-off of fully depreciated and fully amortized assets	—	—

Balance at the end of the year	$540,572	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 21, 2011.

Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Rodney F. Emery Rodney F. Emery	Chief Executive Officer, President and Chairman of the Board (principal executive officer)	March 21, 2011

/s/ James M. Kasim James M. Kasim	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 21, 2011

/s/ Scot B. Barker Scot B. Barker	Director	March 21, 2011

/s/ Larry H. Dale Larry H. Dale	Director	March 21, 2011

/s/ Jeffrey J. Brown Jeffrey J. Brown	Director	March 21, 2011