Form 10-Q
period 2011-03-31
Steadfast Income REIT, Inc.
filed 2011-05-16
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 10, 2011, there were 1,769,167 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.
INDEX

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$758,600	$758,600
Building and improvements	15,571,167	15,569,680
Tenant origination and absorption costs	1,224,044	1,224,044

Total real estate, cost	17,553,811	17,552,324
Less accumulated depreciation and amortization	(1,170,706)	(540,572)

Total real estate, net	16,383,105	17,011,752
Cash and cash equivalents	5,309,697	2,858,197
Rents and other receivables	114,887	119,210
Deferred financing costs and other assets, net	185,406	182,523

Total assets	$21,993,095	$20,171,682

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,035,658	$831,501
Notes payable	11,650,000	11,650,000
Distributions payable	86,181	63,566
Due to affiliates, net	277,004	381,910

Total liabilities	13,048,843	12,926,977

Commitments and contingencies (Note 10)

Redeemable common stock	110,038	57,827

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 1,536,002 and 1,184,283 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15,360	11,843
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	10	10
Additional paid-in capital	12,500,531	9,568,008
Cumulative distributions and net losses	(3,681,687)	(2,392,983)

Total stockholders’ equity	8,834,214	7,186,878
Noncontrolling interest	—	—

Total equity	8,834,214	7,186,878

Total liabilities and equity	$21,993,095	$20,171,682

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended
March 31, 2011
Revenues:
Rental income	$769,892
Tenant reimbursements and other	111,540

Total revenues	881,432

Expenses:
Operating, maintenance and management	357,897
Real estate taxes and insurance	161,535
Fees to affiliates	68,156
Depreciation and amortization	630,134
Interest expense	166,812
General and administrative expenses	495,245
Other acquisition costs	59,929

1,939,708

Net loss	(1,058,276)
Net loss attributable to noncontrolling interest	—

Net loss attributable to common stockholders	$(1,058,276)

Net loss per common share — basic and diluted	$(0.79)

Weighted average number of common shares outstanding — basic and diluted	1,339,273

Distributions declared per common share	$0.173

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

	Stockholders’ Equity
						Cummulative
	Common Stock		Convertible Stock		Additional Paid-In	Distributions & Net	Total Stockholder’s	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Losses	Equity	Interest	Total Equity
BALANCE, December 31, 2009	22,223	$222	1,000	$10	$200,775	$—	$201,007	$1,000	$202,007
Issuance of common stock	1,162,060	11,621	—	—	10,893,889	—	10,905,510	—	10,905,510
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(927,042)	—	(927,042)	—	(927,042)
Transfers to redeemable common stock	—	—	—	—	(57,827)	—	(57,827)	—	(57,827)
Other offering costs to affiliates	—	—	—	—	(596,561)	—	(596,561)	—	(596,561)
Distributions declared	—	—	—	—	—	(230,402)	(230,402)	—	(230,402)
Amortization of stock-based compensation	—	—	—	—	54,774	—	54,774	—	54,774
Net loss for the year ended December 31, 2010	—	—	—	—	—	(2,162,581)	(2,162,581)	(1,000)	(2,163,581)

BALANCE, December 31, 2010	1,184,283	$11,843	1,000	$10	$9,568,008	$(2,392,983)	$7,186,878	$—	$7,186,878
Issuance of common stock	351,719	3,517	—	—	3,487,912	—	3,491,429	—	3,491,429
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(321,902)	—	(321,902)	—	(321,902)
Transfers to redeemable common stock	—	—	—	—	(52,211)	—	(52,211)	—	(52,211)
Other offering costs to affiliates	—	—	—	—	(189,292)	—	(189,292)	—	(189,292)
Distributions declared	—	—	—	—	—	(230,428)	(230,428)	—	(230,428)
Amortization of stock-based compensation	—	—	—	—	8,016	—	8,016	—	8,016
Net loss for the three months ended March 31, 2011	—	—	—	—	—	(1,058,276)	(1,058,276)	—	(1,058,276)

BALANCE, March 31, 2011	1,536,002	$15,360	1,000	$10	$12,500,531	$(3,681,687)	$8,834,214	$—	$8,834,214

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended
March 31, 2011
Cash Flows from Operating Activities:
Net loss	$(1,058,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630,134
Amortization of deferred finance costs	28,625
Stock-based compensation	16,141
Changes in operating assets and liabilities:
Rent and other receivables	(3,702)
Other assets	(6,508)
Accounts payable and accrued liabilities	204,157
Due to affiliates, net	(103,052)

Net cash used in operating activities	(292,481)

Cash Flows from Investing Activities:
Addition to real estate investments	(1,487)

Net cash used in investing activities	(1,487)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,415,990
Payments of commissions on sale of common stock and related dealer manager fees	(321,902)
Reimbursement of other offering costs to affiliates	(191,146)
Payment of deferred financing costs	(25,000)
Distributions to common stockholders	(132,474)

Net cash provided by financing activities	2,745,468

Net increase in cash and cash equivalents	2,451,500
Cash and cash equivalents, beginning of period	2,858,197

Cash and cash equivalents, end of period	$5,309,697

Supplemental Disclosures of Cash Flow Information:
Interest paid	$142,041

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$22,615

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$75,339

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
1. Organization and Business
     Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisors, LLC, a Delaware limited liability company formed on May 1, 2009 (the “Advisor”), invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 7.
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
Private Offering
     On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. On July 9, 2010, the Company terminated the Private Offering and on July 19, 2010 the Company commenced its registered public offering described below. The Company sold 637,279 shares of common stock in the Private Offering for gross proceeds of $5,844,325.
Public Offering
     On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. If the Company extends the Public Offering beyond two years from the date the registration statement was declared effective, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. As of March 31, 2011, the Company had sold 855,824 shares of common stock in the Public Offering for gross proceeds of $8,502,618, including 11,583 shares of common stock issued pursuant to the DRP for gross offering proceeds of $110,038.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
     The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement, dated as of May 4, 2010, as amended by Amendment No. 1 to the Amended and Restated Advisory Agreement (the “Advisory Agreement”), dated as of March 21, 2011. The Company has retained Steadfast Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering.
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
     The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
Use of Estimates
     The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Real Estate Assets
     Depreciation and Amortization
     Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs are expensed as incurred. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

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
     The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company estimates the amount of lost rentals using market rates during the expected lease-up periods.
     The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. The Company amortizes any capitalized above-market or below market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
     The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that the Company considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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
     Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangibles and assumed liabilities, which could impact the amount of the Company’s net income.
     Impairment of Real Estate Assets
     The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.
Rents and Other Receivables
     The Company will periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates.
Revenue Recognition
     The Company leases apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
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
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of March 31, 2011 and December 31, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
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
March 31, 2011
(unaudited)
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
Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under ASC 718 requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
     The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the three months ended March 31, 2011, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from January 1, 2011 through March 31, 2011, was a record date for distributions.
     Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code.
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
March 31, 2011
(unaudited)
extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
     Pursuant to the Advisory Agreement and the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the Operating Partnership and the Dealer Manager, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.
     Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the Company’s independent directors. The independent directors have not approved the reimbursement of such excess costs from the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised in the Private Offering.
Income Taxes
     The Company intends to be taxed as a REIT under the Internal Revenue Code and intends to make such election and operate as such upon filing the tax return for the tax year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.
     The Company follows ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of March 31, 2011 and December 31, 2010, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax year ended December 31, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
Per Share Data
     The Company reports earnings (loss) per share in accordance to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distribution declared per common share assumes each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
Segment Disclosure
     ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company has determined that we have one reportable segment, with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment for the three months ended March 31, 2011.
Recently Issued Accounting Standards
     In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01 (“ASU No. 2011-01”), Receivables (ASC Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2010-20”) which delays the effective date of the disclosure requirements for troubled debt restructurings in ASU No. 2010-20 for public entities. Other disclosure requirements in ASU No. 2010-20 are not deferred by ASU 2011-01. This guidance was effective immediately. The adoption of ASU No. 2011-01 did not have a material impact on the Company’s consolidated financial statements.
     In April, 2011, the FASB issued ASU 2011-02 (“ASU No. 2011-02”), Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring in Update No. 2010-20 (“ASU No. 2010-20”) which addresses whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under ASC Topic 310 for which impairment was previously measured under Contingencies (ASC Topic 450). ASU No. 2011-02 is effective for annual periods ending on or after June 15, 2011. Early adoption is permitted for public and nonpublic entities. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.
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
March 31, 2011
(unaudited)
the aggregate principal amount of $6,650,000. An acquisition fee of $192,858 was earned by the Advisor in connection with the acquisition of the Lincoln Tower Property.
     The Lincoln Tower Property is a 17-story apartment complex constructed in 1968 and contains 190 one-, two- and three-bedroom apartments ranging from approximately 750 to 1,800 square feet, as well as underground parking facilities and various community amenities such as a night attendant, a fitness center, a club room, laundry facilities and extra storage space. The Lincoln Tower Property’s residential units were 95% leased as of March 31, 2011. The Lincoln Tower Property also includes approximately 8,800 square feet of commercial office space, which was 83% occupied as of March 31, 2011.
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
     The Park Place Property is comprised of 147 condominium units within a 16-story building located in downtown Des Moines, Iowa. The building was constructed in 1986 and contains 158 total condominium units. The Park Place Property contains 16 studio units (approximately 429 square feet per unit), 91 one-bedroom units and 40 two-bedroom units (approximately 679 square feet per unit). The one-bedroom units at the Park Place Property consist of units of approximately 471, 570 and 668 square feet per unit. Amenities at the Park Place Property include a fitness center, an approximately 6,000 square foot rooftop terrace, a community room with Wi-Fi and library, a computer room, a guest suite, a secure access entry and onsite laundry. In addition to the units noted above, the Park Place Property also includes 101 onsite garage parking spaces and a nearby surface lot containing 40 parking spaces. As of March 31, 2011, the Park Place Property was approximately 84% occupied and leased.
     The purchase price for the Lincoln Tower Property and the Park Place Property was allocated as follows as of the closing date:

						Tenant
					Building and	Origination and	Total Purchase
Property Name	City	State	Acquisition Date	Land	Improvements	Absorption	Price
Lincoln Tower Property	Springfield	IL	08/11/2010	$258,600	$8,741,736	$499,664	$9,500,000
Park Place Property	Des Moines	IA	12/22/2010	500,000	6,825,620	724,380	8,050,000

				$758,600	$15,567,356	$1,224,044	$17,550,000

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
     As of March 31, 2011, the Company’s real estate portfolio was solely comprised of the Lincoln Tower Property and the Park Place Property. The following table provides summary information regarding the properties owned by the Company as of March 31, 2011:

						Accumulated
					Total Real	Depreciation and	Total Real Estate,
Property Name	City	State	Acquisition Date	Property Type	Estate at Cost	Amortization	Net
Lincoln Tower Property	Springfield	IL	08/11/2010	Apartment	$9,502,324	$(686,283)	$8,816,041
Park Place Property	Des Moines	IA	12/22/2010	Condominium Rental	8,051,487	(484,423)	7,567,064

					$17,553,811	$(1,170,706)	$16,383,105

     Depreciation and amortization expenses were $166,868 and $463,266, respectively, for the three months ended March 31, 2011. The Company commenced its operation on August 11, 2010 and therefore did not have such expenses for the three months ended March 31, 2010.
Operating Leases
     As of March 31, 2011, the Company’s real estate portfolio was 90% leased by a diverse group of tenants, comprised of 304 residential tenants and ten commercial tenants. For the three month ended March 31, 2011, the Company’s real estate portfolio earned approximately 94% and 6% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years. The Company commenced its operation on August 11, 2010 consequentially it did not have rental income for the three months ended March 31, 2010.
     Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $172,947 and $173,775 as of March 31, 2011 and December 31, 2010, respectively.
     The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2011 and thereafter is as follows:

2011	$161,314
2012	144,473
2013	74,366
2014	11,008
Thereafter	—

$391,161

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
     As of March 31, 2011, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Tenant Origination and Absorption Costs
     As of March 31, 2011, the Company’s tenant origination and absorption costs were as follows:

	March 31, 2011	December 31, 2010
Cost	$1,224,044	$1,224,044
Accumulated amortization	(853,910)	(390,644)

Tenant origination and abosorption costs, net	$370,134	$833,400

     The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the three months ended March 31, 2011 was $463,266. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
     As of March 31, 2011 and December 31, 2010, none of the Company’s properties had above-market lease assets or below-market lease liabilities.
5. Deferred Financing Costs and Other Assets
     As of March 31, 2011 and December 31, 2010, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	March 31, 2011	December 31, 2010
Deferred financing costs	$72,500	$72,500
Prepaid expenses	57,958	57,447
Other assets	59,683	53,686

	190,141	183,633
Less; accumulated amortization	(4,735)	(1,110)

Deferred financing costs and other assets, net	$185,406	$182,523

     As of March 31, 2011 and December 31, 2010, the Company’s net deferred financing costs were $67,765 and $71,390, respectively.
6. Notes Payable
     As of March 31, 2011 and December 31, 2010, the Company’s notes payable principal amount totaled $11,650,000, and comprised of $6,650,000 issued by the seller of the Lincoln Tower Property in connection with the acquisition of the Lincoln Tower Property on August 11, 2010 (the “Lincoln Tower Note”) and $5,000,000 issued by a regional bank in connection with the Company’s acquisition of the Park Place Property on December 22, 2010 (the “Park Place Note”).
     The Lincoln Tower Note requires interest only payments during the term and has a term of 60 months, ending September 1, 2015 with the option to extend the maturity date for up to two successive periods of 12 months each,

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
subject to customary and market rate extension provisions. Interest on the Lincoln Tower Note accrues at a rate of 6% per annum through September 1, 2015.
     The Park Place Note requires interest only payments during the term and has a term of 36 months, ending December 22, 2013 with the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions. Interest on the Park Place Note accrues at a rate of 5.25% per annum through December 22, 2013.
     The Company’s notes payable contain customary non-financial and financial debt covenants. As of March 31, 2011 and December 31, 2010, the Company was in compliance with all financial debt covenants.
     For the three months ended March 31, 2011, the Company incurred and recorded $166,812 of interest expense. As of March 31, 2011 and December 31, 2010, $54,396 and $33,250 of interest expense was payable, respectively, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Included in interest expense for the three months ended March 31, 2011 was $3,625 of amortization of deferred financing costs.
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
     During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of March 31, 2011, the Company had issued 1,481,521 shares of common stock in its Private Offering and Public Offering for offering proceeds of $12,202,107, net of offering costs of $2,034,797. These offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $85,500 of amounts receivable from the Company’s transfer agent as of March 31, 2011. As of March 31, 2011, the Company also had issued 11,583 shares of common stock at $9.50 per share pursuant to its DRP plan for total proceeds of $110,038.
     During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors at a fair value of $8.55 as compensation for services. The shares vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control. In addition, on the date following an independent director’s re-election to the board of directors, he or she will receive 2,500 shares of restricted common stock.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
     Included in general and administrative expenses is $8,016 for the three months ended March 31, 2011 for compensation expense related to issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 2.04 years.
     In addition, during the year ended December 31, 2010, the Company issued 4,782 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $8.76. Included in general and administrative expenses is $41,872 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation. For the three months ended March 31, 2011, the Company issued 893 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $9.10. Included in general and administrative expenses is $8,125 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation.
Convertible Stock
     The Company has issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non- compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
     The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2011 and December 31, 2010, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2011
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
     The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not redeem any shares for the three months ended March 31, 2011 and 2010.
     Pursuant to the share repurchase plan, the Company has an obligation to redeem shares which is outside the Company’s control, in an amount of future redemptions, which is reclassified from permanent equity to temporary equity in the accompanying consolidated statements of equity as “transfers to redeemable common stock.” For the three months ended March 31, 2011, the Company reclassified $52,211 from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (a) DRP proceeds from the prior year plus (b) DRP proceeds from the current year through the current period less (c) actual current year redemptions paid or pending redemption. Any remaining redeemable common stock balances initially reclassified to temporary equity before the prior year (representing excess proceeds not used for redemption in the prior calendar year) is reclassified back to permanent equity, as such amounts are no longer subject to redemption. For the three months ended March 31, 2010, there was no redeemable common stock as there were no DRP proceeds.
Distributions
     The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the offering stage, the distributions paid by the Company exceed FFO, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. For purposes of this calculation, if Adjusted Funds From Operations is negative, Adjusted Funds From Operations shall be deemed to be zero. As of March 31, 2011, $202,602 fees had been deferred pursuant to the Advisory Agreement.
     The Company is only obligated to pay the Advisor for these deferred fees if and to the extent that cumulative Adjusted Funds From Operations for the period beginning on the date of the commencement of the Private Offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the distribution reinvestment plan) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the period from the commencement of the Public Offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor.
Distributions Declared
     In connection with the acquisition of the Lincoln Tower Property, the Company’s board of directors declared a cash distribution to stockholders. Distributions (1) accrue daily to stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) are payable in cumulative amounts on or before the 15th day of

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
     The distributions declared for the three months ended March 31, 2011 were $230,428, including $83,012, or 8,738 shares of common stock attributable to the DRP.
     As of March 31, 2011 and December 31, 2010, $86,181 and $63,566 distributions declared were payable, which includes $30,801 and $23,127 of distributions that have been reinvested through the DRP.
Distributions Paid
     For the three months ended March 31, 2011, the Company paid cash distributions of $132,474, which related to distributions declared for each day in the period from December 1, 2010 through February 28, 2011. Additionally, 7,930 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $75,339 for the three months ended March 31, 2011.
8. Related Party Arrangements
     The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investment and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000.
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
     Amounts attributable to the Advisor and its affiliates incurred and paid (received) for the three months ended March 31, 2011 and 2010 are as follows:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

	Incurred		Paid (Received)
	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2011
Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—		$—
Investment management fees	35,766	(1)	—
Acquisition fees	—		222,642
Property management
Fees	32,390	(1)	28,439
Reimbursement of onsite personnel	102,952	(1)	89,277

Consolidated Balance Sheets
Additional paid-in-capital
Advances for operating expenses	59,929		47,085
Other offering costs reimbursement	189,293		191,146
Selling commissions	202,953		202,953
Dealer management fees	118,949		118,949
Due to affiliates
Due from Advisor	—		(53,353)

	$742,232		$847,138

(1)	Included in the $68,156 of fees to affiliates in the accompanying consolidated statement of operations are the following: investment management fees of $35,766 and property management fees of $32,390 for the three months ended March 31, 2011. Property management reimbursement of onsite personnel of $102,952 is included in general and administrative expenses of the three months ended March 31, 2011.
     Amounts outstanding to the Advisor and its affiliates as of March 31, 2011 and December 31, 2010 are as follows:

	Payable (Receivable) as of
	March 31, 2011		December 31, 2010
Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—		$—
Investment management fees	67,607	(1)	31,841	(1)
Acquisition fees	134,995	(2)	357,637	(2)
Property management
Fees	10,965		7,014
Reimbursement of onsite personnel	13,675		—

Consolidated Balance Sheets
Additional paid-in-capital
Advances for operating expenses	44,399		31,555
Other offering costs reimbursement	5,363		7,216
Selling commissions	—		—
Dealer management fees	—		—
Due to affiliates
Due from Advisor	—		(53,353)

	$277,004		$381,910

(1)	Investment management fees of $67,607 and $31,841 earned by the Advisor have been deferred as of March 31, 2011 and December 31, 2010, respectively, pursuant to the terms of the Advisory Agreement.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

(2)	Payment of $134,995 of acquisition fees earned by the advisor had been deferred as of March 31, 2011 and December 31, 2010 pursuant to the terms of the Advisory Agreement. The remaining amount of acquisition fees of $222,642, subsequently paid in February 2011, was due and payable and included in due to affiliates in the accompanying balance sheet at December 31, 2010.
Organizational and Offering Costs
     Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to the Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
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
     Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through the Private Offering.
     The amount of organization and offering (“O&O”) costs that is reimbursable or was paid from inception through March 31, 2011 is as follows:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

Gross offering proceeds:	$14,236,905
O&O limitation	15%

Total O&O costs available to be paid/reimbursed	$2,135,536

O&O expenses recorded
Sales commissions paid	$787,915
Broker dealer fees paid	461,029
Private offering costs reimbursements	423,707
Public offering costs reimbursements	356,784
Public offering costs reimbursement accrual	5,363
Organizational costs reimbursements	100,738

Total O&O costs reimbursements recorded by the company	$2,135,536

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
     As of March 31, 2011 and December 31, 2010, the Advisor had incurred $6,866,556 and $5,713,747, respectively, of organizational and offering costs on behalf of the Company, of which $4,731,021 and $4,089,406, respectively, have been deferred as of that date, as follows:

	Incurred		Deferred as of	Incurred for the		Deferred as of
	through		December 31,	Three Months		March 31,
	December 31, 2010	Amounts Recognized	2010	Ended March 31, 2011	Amounts Recognized	2011
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070
Public Offering costs	3,311,290	646,954	2,664,336	1,152,809	511,194	3,305,951

	$5,713,747	$1,624,341	$4,089,406	$1,152,809	$511,194	$4,731,021

     Organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three months ended March 31, 2011, the Company incurred, and reimbursed, $0 of offering costs to the Advisor that were attributable to the Private Offering. From inception through March 31, 2011, the Company incurred $100,738 of organizational costs of which $100,738 was reimbursed to the Advisor. For the three month ended March 31, 2011, the Company reimbursed the Advisor $511,194 for offering and organization costs incurred resulting in $2,135,536 of reimbursements for offering and organizational costs from inception through March 31, 2011.
     During the three months ended March 31, 2011, the Company, the Advisor and its affiliates incurred $0 of organizational costs, $0 of offering costs in connection with the Private Offering, and $189,293 of offering costs in connection with the Public Offering. After reimbursing offering costs associated with the Private Offering up to the 15% limitation of $876,649 ($1,425,070 of which remains potentially reimbursable to the Advisor subject to the

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
approval of the independent directors), the Company began reimbursing the Advisor for organization costs. After reimbursing organization costs, the Company commenced reimbursing the Advisor for offering costs incurred in connection with the Public Offering. The Company accrued $5,363 and $7,216 for the reimbursement of offering costs in the financial statements as of March 31, 2011 and December 31, 2010, respectively.
Investment Management Fee
     With respect to investments in real estate, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. For the three months ended March 31, 2011, the Company incurred $35,766 of investment management fees to the Advisor, which amount was included in due to affiliates in the accompanying balance sheet as of March 31, 2011. Payment of $67,607 of investment management fees due to the Advisor as of March 31, 2011 has been deferred pursuant to the terms of the Advisory Agreement.
Acquisition Fees
     The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. As of December 31, 2010, $357,637 of acquisition fees attributable to the Advisor was earned by the Advisor in connection with the acquisitions of the Lincoln Tower Property and the Park Place Property. During the year ended December 31, 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations; therefore, in accordance with the Advisory Agreement the acquisition and investment management fees the Company was obligated to pay the Advisor have been deferred in an amount equal to distributions paid to the Company’s stockholders during the year in excess of the Company’s Adjusted Funds From Operations up to an amount equal to a 7.0% cumulative, non-compounded, annual return on invested capital pro-rated for such quarter.
     For the three months ended March 31, 2011, the Company paid distributions of $207,813. As of March 31, 2011, $202,602 of fees earned by the Advisor have been deferred, comprising of $134,995 of acquisition fees and $67,607 of investment management fees. These amounts have been deferred until the Company’s cumulative Adjusted Funds From Operations exceed the lesser of (1) the cumulative amount of any distributions paid to the Company’s stockholders as of the date of reimbursement of the deferred fee or (2) distributions (including the value of shares issued pursuant to the DRP) equal to a 7.0% cumulative, non-compounded, annual return on invested capital to the Company’s stockholders as of the date of reimbursement. Acquisition fees of $222,642 were due and payable and included due to affiliates in the accompanying balance sheets at December 31, 2010.
     In addition to acquisition fees, the Company reimburses the Advisor for amounts it pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three months ended March 31, 2011, the Advisor incurred $59,929 of acquisition costs paid to third parties.
     The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6.0% of the contract purchase price. Under the Charter, a majority of the

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
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
Property Management Fees and Expenses
     The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the acquisition of the Lincoln Tower Property and the Park Place Property. The property management fee payable with respect to each property under the Property Management Agreements is equal to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in the geographic market of the property, as determined by the Advisor and approved by a majority of our board of directors, including a majority of our independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause upon 30 days prior written notice to the Property Manager. For the three months ended March 31, 2011, the Company incurred $32,390 of property management fees payable to the Property Manager.
     In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three months ended March 31, 2011, the Company incurred $102,952 of salaries and related benefits of on-site property management employees, of which $13,674 are payable to the Property Manager at March 31, 2011.
Advances for Operating Expenses and Due from Advisor
     As of March 31, 2011, the Advisor and its affiliates incurred $59,929 of the Company’s direct operating expenses, comprising of independent director fees and insurance and acquisition expenses, of which $44,399 is included in due to affiliates, net on the accompanying consolidated balance sheets.
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
March 31, 2011
(unaudited)
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
     As of March 31, 2011, the Company has not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company has not incurred any disposition fees as of March 31, 2011.
Selling Commissions and Dealer Manager Fees
     The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued through the DRP. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three months ended March 31, 2011, the Company paid $202,953 of selling commissions, and $118,949 of dealer manager fees from the proceeds received from the sale of the Company’s common stock, which were recorded as a reduction of additional paid in capital.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)
9. Incentive Award Plan and Independent Director Compensation
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of March 31, 2011 and December 31, 2010, except those awards granted to the independent directors as described below.
     Under the Company’s independent directors’ compensation plan which is a sub-plan of the Incentive Award Plan, each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she will receive 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock will generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control.
     On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the three independent directors 5,000 shares of restricted common stock. The Company recorded stock-based compensation expense of $8,016 for the three months ended March 31, 2011.
10. Commitments and Contingencies
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
Concentration of Credit Risk
     As of March 31, 2011, the Company owned two real estate properties the Lincoln Tower Property located in Springfield, Illinois and the Park Place Property located in Des Moines, Iowa. As a result of these acquisitions, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Springfield, Illinois and Des Moines, Iowa apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
March 31, 2011
(unaudited)
Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
Legal Matters
     From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition or is the Company aware of any such legal proceedings contemplated by government agencies.
11. Subsequent Events
Distributions Paid
     On April 14, 2011, the Company paid distributions of $86,181, which related to distributions declared for each day in the period from March 1, 2011 through March 31, 2011 and consisted of cash distributions paid in the amount of $55,380 and additional shares issued pursuant to the DRP in the amount of $30,801.
Status of the Offering
     The Company commenced its Public Offering on July 19, 2010. As of May 10, 2011, the Company had sold 1,088,989 shares of common stock in the Public Offering for gross proceeds of $10,810,617, including 14,867 shares of common stock issued pursuant to the DRP for gross offering proceeds of $141,239. Total shares sold as of May 10, 2011 in the Private Offering and Public Offering were 1,726,268, shares representing gross proceeds of $16,654,942, including 14,867 shares of common stock issued pursuant to the DRP for gross offering proceeds of $141,239.
Arbor Pointe Property Acquisition
     On May 5, 2011, the Company acquired a fee simple interest in a 130-unit multifamily residential property located at 2405 Pointe Arbor Drive in Louisville, Kentucky commonly known as the Arbor Pointe Apartments (the “Arbor Pointe Property”).
     The Company acquired the Arbor Pointe Property for an aggregate purchase price of $6,500,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Arbor Pointe Property with a combination of (1) proceeds from the Public Offering and (2) a loan in the aggregate principal amount of $5,200,000 from PNC Bank, National Association, evidenced by a promissory note dated May 4, 2011. An acquisition fee of approximately $135,000 was earned by the Advisor in connection with the acquisition of the Arbor Pointe Property.
     The Arbor Pointe Property was constructed in 1995 and consists of 60 two-bedroom, garden style apartments and 70 three-bedroom townhouses. The apartment units at the Arbor Pointe Property average approximately 1,150 square feet and each apartment unit includes two bathrooms, central heat and air conditioning, a full set of kitchen appliances, washer and dryer connections and private patios or balconies. Common area amenities at the Arbor Pointe Property include an on-site management office, swimming pool, playground and community room. The Arbor Pointe Property is located in the Hurstbourne Acres submarket of downtown Louisville, Kentucky, which enjoys convenient access to employment centers, large national retailers, several institutions of higher learning and Louisville’s downtown medical research campus. The Arbor Pointe Property operates under the Low Income Housing Tax Credit (LIHTC) program, which requires that 100% of the units at the Arbor Pointe Property be rented to tenants earning no more than 60% of the area’s median income. As of April 28, 2011, the Arbor Pointe Property was approximately 97.0% occupied.

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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have a limited operating history due to the fact that our operations commenced on August 11, 2010;

•	our ability to effectively deploy the proceeds raised in our private and public offerings of common stock;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
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
     All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 21, 2011.
Overview
     We are a Maryland corporation formed in May 2009 that commenced operations on August 11, 2010. We are dependent upon proceeds received from our private and public offerings of common stock to conduct our proposed investment activities as described below. The capital required to purchase our investments will be obtained from our securities offerings and from any indebtedness that we may incur in connection with the investment or thereafter. We have initially been capitalized with $202,007; $200,007 of which was contributed by our sponsor, Steadfast Commercial Investments, LLC, on June 12, 2009 in exchange for 22,223 shares of our common stock and $1,000 of which was contributed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” on July 10, 2009 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in our operating partnership in exchange for limited partnership interests.
     On October 13, 2009, we commenced a private offering of up to $94,000,000 in shares of our common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers), which we refer to as the “private offering.” We offered shares of our common stock for sale in the private offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act, and Regulation D promulgated thereunder. On or about July 9, 2010, we terminated our private offering, at which time we had raised gross proceeds of $5,844,325 from the sale of 637,279 shares of our common stock.
     On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. If we extend the initial public offering beyond two years from the date our registration statement was declared effective, our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. As of March 31, 2011, we had sold 855,824 shares of common stock in our initial public offering for gross proceeds of $8,502,618, including 11,583 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $110,038.
     We intend to use substantially all of the net proceeds from our initial public offering to invest in a diverse portfolio of real estate and real estate-related assets, primarily in the multifamily sector. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties and real estate-related assets. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
     As of March 31, 2011, we owned two multi-family properties, the Lincoln Tower Apartments, or the Lincoln Tower property, located in Springfield, Illinois and the Park Place Condominiums, or the Park Place property, located in Des Moines, Iowa, consisting of an aggregate of 337 rentable multifamily units. The Lincoln Tower property also includes approximately 8,800 square feet of commercial office space. The total cost of our real estate portfolio was $17,550,000, exclusive of closing costs. At March 31, 2011 our portfolio was approximately 90% leased.
     Steadfast Income Advisor, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and will manage our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. The dealer manager for our initial public offering is Steadfast Capital Markets Group, LLC. Which we refer to as the “dealer manager.”
     Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of our offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT, for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
     We intend to qualify as a REIT for federal income tax purposes commencing with the tax year ending December 31, 2010, which means as a REIT we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
Real Estate Acquisitions
     On May 4, 2011, we acquired a fee simple interest in the Arbor Pointe Apartments, or the Arbor Pointe property, through a wholly-owned subsidiary of our operating partnership for an aggregate purchase price of approximately $6,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Arbor Pointe property with (1) proceeds from our private and public offerings and (2) the proceeds of a secured loan in the aggregate principal amount of $5,200,000 from the seller of the Arbor Pointe property.
Critical Accounting Policies
     The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
significant management judgments, assumptions and estimates is included in our annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011.
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
     Reimbursements to our advisor or its affiliates for offering costs paid by them on our behalf with respect to our private offering is not limited to 15% of the gross offering proceeds of the private offering. However, we will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the private offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, we have not accrued for the reimbursement of organization and offering costs of the private offering in excess of the 15% of gross offering proceeds raised in our private offering.
Income Taxes
     We intend to elect to be taxed as a REIT under the Internal Revenue Code and believe we have operated as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.

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
     In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO, (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of March 31, 2011 we had deferred $202,602 in fees payable to our advisor pursuant to the terms of the advisory agreement.
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
     For the three months ended March 31, 2011, we paid aggregate distributions of $207,813, including $132,474 of distributions paid in cash and 7,930 shares of our common stock issued pursuant to the distribution reinvestment plan for $75,339. For for the three months ended March 31, 2011 net loss was $1,058,276, FFO was $(428,142) and cash flow used in operations was $292,481. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with funds from proceeds of our private and public offerings. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “Funds from Operations.”

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
     Over the long-term, we expect that a percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our real estate and real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” and “Results of Operations” herein. Those factors include: the future operating performance of our investments in existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
     We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under the Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. As of March 31, 2011, our borrowings were not in excess of 300% of the value of our net assets.
     In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments include payments to the dealer manager for sales commissions and dealer manager fees and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of our initial public offering. During our operating stage, we expect to pay fees and expenses to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
     Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:
•	current cash balances;

•	sales of shares of common stock in our public offering;

•	various forms of secured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’s private placements, if any; and

•	proceeds from our distribution reinvestment plan.

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
     Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, proceeds from our initial public offering, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s private placement, if any, will be adequate to meet our liquidity requirements and capital commitments.
     Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As of March 31, 2011, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources for these types of financings and a credit facility. There can be no assurance that we will be able to obtain any such financings or credit facility on favorable terms, if at all.
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
Cash Flows Used in Operating Activities
     As of March 31, 2011, we owned two real estate properties which we acquired on August 11, 2010 and December 22, 2010. During the three months ended March 31, 2011, net cash used in operating activities was $292,481, which primarily comprised of general and administrative expenses offset by net cash from real estate rental activities. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Cash Flows Used in Investing Activities
     During the three months ended March 31, 2011, net cash used in investing activities was $1,487 and primarily consisted of the acquisition of computer equipment. Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments.
Cash Flows from Financing Activities
     Our cash flows from financing consist primarily of proceeds from our ongoing initial public offering and distributions paid to our stockholders. During the three months ended March 31, 2011, net cash provided by financing activities was $2,745,468 and primarily consisted of the following:

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
•	$2,902,942 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $321,902 and (2) the reimbursement of other offering costs to affiliates in the amount of $191,146; and

•	$132,474 of net cash distributions, after giving effect to distributions reinvested by stockholders of $75,339.
Contractual Commitments and Contingencies
     We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2011, our borrowings were not in excess of 300% of the value of our net assets.
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
     As of March 31, 2011, we had a note payable in the principal amount of $6,650,000, or the Lincoln Tower Note, issued by the seller of the Lincoln Tower property in connection with our acquisition of the Lincoln Tower property on August 11, 2010. For more information on the Lincoln Tower Note, see Note 6 to our consolidated financial statements included herein.
     As of March 31, 2011, we had a note payable in the principal amount of $5,000,000, or the Park Place Note, issued by Ames Community Bank in connection with our acquisition of the Park Place property on December 22, 2010. For more information on the Park Place Note, see Note 6 to our consolidated financial statements included herein.
     The following is a summary of our contractual obligations as of March 31, 2011:

		Payments Due During the Years Ending December 31,
		Remainder of
Contractual Obligation	Total	2011	2012	2013	2014	2015
Interest payments on outstanding debt obligations (1)	$2,484,125	$496,125	$661,500	$661,500	$399,000	$266,000
Principal payments on outstanding debt obligations (2)	$11,650,000	$—	$—	$5,000,000	$—	$6,650,000

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

(1)	Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2011. We incurred interest expense of $163,187 during the three months ended March 31, 2011, excluding amortization of deferred financing costs totaling $3,625.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of the Lincoln Tower Note and Park Place Note whereby no principal payments are required until the maturity of the Lincoln Tower Note and the Park Place Note on September 1, 2015 and December 22, 2013, respectively.
Results of Operations
Overview
     During the period from May 4, 2009 (inception) to August 11, 2010, we had been formed and had commenced and completed our private offering and commenced our initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. On August 11, 2010, we acquired our first real estate investment and, accordingly, commenced operations on that date.
     Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on August 11, 2010 in connection with the acquisition of our first investment, the Lincoln Tower property, which is one of two properties we own as of March 31, 2011. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Net loss
     For the three months ended March 31, 2011, we had a net loss of $1,058,276, primarily due to the costs associated with our operating and offering costs and the fact that we did not commence operations until August 11, 2010.
Total revenues
     Rental income and tenant reimbursements and other was $881,432 for the three months ended March 31, 2011, which was primarily from rental revenue from the Lincoln Tower property and the Park Place property. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
     Operating, maintenance and management expenses were $357,897 for the three months ended March 31, 2011. Real estate taxes and insurance were $161,535 for the three months ended March 31, 2011. We incurred these expenses in connection with the operations of our two multifamily properties. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
     Fees to affiliates owed pursuant to our advisory agreement were $68,156 for the three months ended March 31, 2011. We expect fees to affiliate to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
     Depreciation and amortization expenses were $630,134 for the three months ended March 31, 2011 and related to the Lincoln Tower property and the Park Place property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
     Interest expense was $166,812 for the three months ended March 31, 2011. Included in interest expense is the amortization of deferred financing costs of $3,625 for the three months ended March 31, 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
     General and administrative expenses were $495,245 for the three months ended March 31, 2011. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other Acquisition Costs
     Acquisition costs were $59,929 for the three months ended March 31, 2011 and relate to the prospective acquisition of real estate.

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
     With respect to other commercial properties, we include in our leases future provisions designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. We believe that shorter term lease contracts on commercial properties lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.
     As of March 31, 2011, we had not entered into any leases as a lessee.
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
Funds from Operations
     Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT is presented in the following table for the three months ended March 31, 2011:

Reconciliation of net loss of FFO:
Net loss attributable to common stockholders	$(1,058,276)
Add:
Depreciation of real estate assets	166,868
Amortization of lease-related costs	463,266
Less:
Net loss attributable to noncontrolling interest	—

FFO	$(428,142)

     Set forth below is additional information related to certain items included in net loss and FFO above which may be helpful in assessing our operating results. Please see the accompanying consolidated statement of cash flows for details of our operating, investing, and financing cash activities. There were no acquisitions for the three months ended March 31, 2011 and therefore no acquisition fees and expenses related to the purchase of real estate.
     Significant items included in net loss and FFO were interest expense from the amortization of deferred financing costs related to notes payable of approximately $3,625 for the three months ended March 31, 2011.

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
Off-Balance Sheet Arrangements
     As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
     We have borrowed funds at fixed rates and have not borrowed funds at variable rates. We intend to continue to do so for the foreseeable future. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2011, the fair value of our fixed rate debt was $12,039,026 and the carrying value of our fixed rate debt was $11,650,000. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
     The weighted-average interest rate of our fixed rate debt was 5.68% at March 31, 2011. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2011 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2011 where applicable.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management, including our chief executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended March 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
     On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Steadfast Capital Markets Group, LLC, an affiliate of our sponsor, is serving as the dealer manager for our initial public offering. As of March 31, 2011, we had sold 1,493,104 shares of our common stock, including 11,583 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $14,346,943 in the private offering and public offering.
     As of March 31, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

		Estimated/
Type of Expense Amount	Amount	Actual
Selling commissions and dealer manager fees	$796,002	Actual
Other organization and offering costs	462,885	Actual

Total expenses	$1,258,887

Total public offering proceeds (excluding DRP proceeds)	$8,392,580	Actual

Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual

     From the commencement of our initial public offering through March 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $7,243,731, including net offering proceeds from our DRP of $110,038. For the period from inception through March 31, 2011, the ratio of the cost of raising capital was approximately 15%.
     We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2011, we had invested in two multifamily properties, the Lincoln Tower property located in Springfield, Illinois, and the Park Place property located in Des Moines, Iowa, which we purchased for an aggregate purchase price of $9,500,000 and $8,050,000, respectively. The acquisition of the Lincoln Tower property was funded from proceeds of our private and public offerings and $6,650,000 in seller financing. The acquisition of the Park Place property was funded from proceeds of our public offering and a secured loan in the aggregate principal amount of $5,000,000 from Ames Community Bank.
     During the three months ended March 31, 2011, we did not repurchase any of our securities, or redeem any shares of our common stock pursuant to our share redemption plan.

PART II—OTHER INFORMATION (continued)
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Reserved and Removed.
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

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

10.1	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of March 21, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date: May 16, 2011	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Kevin J. Keating
Kevin J. Keating Treasurer (Principal Financial and Accounting Officer)

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

3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.1	Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of March 21, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002