Form 10-Q
period 2011-06-30
Steadfast Income REIT, Inc.
filed 2011-08-15
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 9, 2011, there were 2,433,087 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.
INDEX

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$3,112,459	$758,600
Building and improvements	30,527,676	15,569,680
Tenant origination and absorption costs	1,683,022	1,224,044

Total real estate, cost	35,323,157	17,552,324
Less accumulated depreciation and amortization	(1,761,525)	(540,572)

Total real estate, net	33,561,632	17,011,752
Cash and cash equivalents	5,737,651	2,858,197
Restricted cash	392,220	—
Rents and other receivables	186,594	119,210
Deferred financing costs and other assets, net	371,756	182,523

Total assets	$40,249,853	$20,171,682

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,048,615	$831,501
Notes payable	25,822,000	11,650,000
Distributions payable	114,009	63,566
Due to affiliates, net	690,156	381,910

Total liabilities	27,674,780	12,926,977

Commitments and contingencies (Note 10)

Redeemable common stock	220,522	57,827

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 2,103,227 and 1,184,283 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,032	11,843
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	10	10
Additional paid-in capital	17,201,054	9,568,008
Cumulative distributions and net losses	(4,867,545)	(2,392,983)

Total stockholders’ equity	12,354,551	7,186,878
Noncontrolling interest	—	—

Total equity	12,354,551	7,186,878

Total liabilities and equity	$40,249,853	$20,171,682

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$968,250	$—	$1,738,142	$—
Tenant reimbursements and other	105,864	—	217,404	—

Total revenues	1,074,114	—	1,955,546	—

Expenses:
Operating, maintenance and management	336,141	—	694,038	—
Real estate taxes and insurance	50,158	—	211,693	—
Fees to affiliates	444,528	—	512,684	—
Depreciation and amortization	590,819	—	1,220,953	—
Interest expense	217,273	—	384,085	—
General and administrative expenses	28,171	378,755	523,416	378,755
Other acquisition costs	278,262	47,515	338,191	47,515

	1,945,352	426,270	3,885,060	426,270

Net loss	(871,238)	(426,270)	(1,929,514)	(426,270)
Net loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to common stockholders	$(871,238)	$(426,270)	$(1,929,514)	$(426,270)

Net loss per common share — basic and diluted	$(0.48)	$(2.85)	$(1.22)	$(2.10)

Weighted average number of common shares outstanding — basic and diluted	1,812,300	149,386	1,577,250	203,297

Distributions declared per common share	$0.174	$—	$0.347	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Stockholders’ Equity
						Cummulative
	Common Stock		Convertible Stock		Additional Paid-	Distributions &	Total Stockholder’s	Noncontrolling
	Shares	Amount	Shares	Amount	In Capital	Net Losses	Equity	Interest	Total Equity
BALANCE, December 31, 2009	22,223	$222	1,000	$10	$200,775	$—	$201,007	$1,000	$202,007
Issuance of common stock	1,162,060	11,621	—	—	10,893,889	—	10,905,510	—	10,905,510
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(927,042)	—	(927,042)	—	(927,042)
Transfers to redeemable common stock	—	—	—	—	(57,827)	—	(57,827)	—	(57,827)
Other offering costs to affiliates	—	—	—	—	(596,561)	—	(596,561)	—	(596,561)
Distributions declared	—	—	—	—	—	(230,402)	(230,402)	—	(230,402)
Amortization of stock-based compensation	—	—	—	—	54,774	—	54,774	—	54,774
Net loss for the year ended December 31, 2010	—	—	—	—	—	(2,162,581)	(2,162,581)	(1,000)	(2,163,581)

BALANCE, December 31, 2010	1,184,283	11,843	1,000	10	9,568,008	(2,392,983)	7,186,878	—	7,186,878
Issuance of common stock	918,944	9,189	—	—	9,118,560	—	9,127,749	—	9,127,749
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(847,294)	—	(847,294)	—	(847,294)
Transfers to redeemable common stock	—	—	—	—	(162,695)	—	(162,695)	—	(162,695)
Other offering costs to affiliates	—	—	—	—	(491,557)	—	(491,557)	—	(491,557)
Distributions declared	—	—	—	—	—	(545,048)	(545,048)	—	(545,048)
Amortization of stock-based compensation	—	—	—	—	16,032	—	16,032	—	16,032
Net loss for the six months ended June 30, 2011	—	—	—	—	—	(1,929,514)	(1,929,514)	—	(1,929,514)

BALANCE, June 30, 2011	2,103,227	$21,032	1,000	$10	$17,201,054	$(4,867,545)	$12,354,551	$—	$12,354,551

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(1,929,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,220,953
Amortization of deferred finance costs	8,466
Stock-based compensation	32,282
Changes in operating assets and liabilities:
Restricted cash	(126,062)
Rent and other receivables	(9,709)
Other assets	(80,979)
Accounts payable and accrued liabilities	217,114
Due to affiliates, net	306,917

Net cash used in operating activities	(360,532)

Cash Flows from Investing Activities:
Acquisition of real estate investments	(17,715,000)
Addition to real estate investments	(55,833)
Restricted cash	(266,158)

Net cash used in investing activities	(18,036,991)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	14,172,000
Proceeds from issuance of common stock	8,868,001
Payments of commissions on sale of common stock and related dealer manager fees	(847,294)
Reimbursement of other offering costs to affiliates	(490,228)
Payment of deferred financing costs	(116,720)
Distributions to common stockholders	(308,782)

Net cash provided by financing activities	21,276,977

Net increase in cash and cash equivalents	2,879,454
Cash and cash equivalents, beginning of period	2,858,197

Cash and cash equivalents, end of period	$5,737,651

Supplemental Disclosures of Cash Flow Information:
Interest paid	$332,684

Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$50,443

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$185,822

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
     Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepts subscriptions for shares of its common stock, the Company will transfer substantially all of the net offering proceeds to the Operating Partnership in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership will increase proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
Private Offering
     On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. On July 9, 2010, the Company terminated the Private Offering and on July 19, 2010, the Company commenced its registered public offering described below. The Company sold 637,279 shares of common stock in the Private Offering for gross offering proceeds of $5,844,325.
Public Offering
     On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. If the Company extends the Public Offering beyond two years from the date the registration statement was declared effective, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. As of June 30, 2011, the Company had sold 1,422,157 shares of common stock in the Public Offering for gross offering proceeds of $14,130,813, including 23,213 shares of common stock issued pursuant to the DRP for gross offering proceeds of $220,522.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
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
     The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement, dated as of May 4, 2010, as amended by Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of March 21, 2011 (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering.
     Pursuant to the Partnership Agreement, the Company contributes substantially all of the net offering proceeds to the Operating Partnership as a capital contribution. The Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.
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
     The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
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
     The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
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
June 30, 2011
(unaudited)
     The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company estimates the amount of lost rentals using market rates during the expected lease-up periods.
     The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.
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
     Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Rents and Other Receivables
     The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents in accordance with ASC Topic 840, Leases. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates.
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
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of June 30, 2011 and December 31, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
     Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2011 and December 31, 2010, our restricted cash balance was $392,220 and $0, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by our agreements with our lenders.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
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
June 30, 2011
(unaudited)
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
Distribution Policy
     The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the three and six months ended June 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from January 1, 2011 through June 30, 2011 was a record date for distributions.
     Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code.
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
     The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special, cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for the Public Offering to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
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
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
     The Company follows ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of June 30, 2011 and December 31, 2010, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for tax year ended December 31, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Segment Disclosure
     ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company has determined that it has one reportable segment, with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment for the three and six months ended June 30, 2011.
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
     In April, 2011, the FASB issued ASU 2011-02 (“ASU No. 2011-02”), Receivables (ASC Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring in Update No. 2010-20 which addresses whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under ASC Topic 310 for which impairment was previously measured under Contingencies (ASC Topic 450). ASU No. 2011-02 is effective for annual periods ending on or after June 15, 2011. Early adoption is permitted for public and nonpublic entities. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     In April 2011, the FASB issued ASU 2011-03 (“ASU No. 2011-03”), Transfers and Servicing (ASC Topic 860): Reconsideration of Effective Control for Repurchase Agreements which removes the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. Other criteria (under ASC Topic 860) applicable to the assessment of effective control are not changed by ASU No. 2011-03. ASU No. 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04 (“ASU No. 2011-04”), Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs which addresses changes to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards and clarifies fair value measurement and disclosure requirements. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011 and should be applied prospectively. Early application is not permitted. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05 (“ASU No. 2011-05”), Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income, which gives an entity the option to present the components of net income, components of other comprehensive income (“OCI”) and total comprehensive income in a single continuous statement of comprehensive income or two separate consecutive statements. In either presentation, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented. Further, OCI will no longer be allowed to be presented in the statement of stockholders’ equity. ASU No. 2011-05 should be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     The Lincoln Tower Property is a 17-story apartment complex constructed in 1968 and contains 190 one-, two- and three-bedroom apartments ranging from approximately 750 to 1,800 square feet, as well as underground parking facilities and various community amenities such as a night attendant, a fitness center, a club room, laundry facilities and extra storage space. The Lincoln Tower Property’s residential units were 98% leased as of June 30, 2011. The Lincoln Tower Property also includes approximately 9,000 square feet of commercial office space, which was 90% occupied as of June 30, 2011.
Park Place Property
     On December 22, 2010, the Company acquired a fee simple interest in 147 condominium units within a 16-story building located in Des Moines, Iowa (the “Park Place Property”), through a wholly-owned subsidiary of the Operating Partnership. The Company acquired the Park Place Property for an aggregate purchase price of $8,050,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Park Place Property with (1) proceeds from the Private Offering and Public Offering and (2) a loan in the aggregate principal amount of $5,000,000. An acquisition fee of $164,779 was earned by the Advisor in connection with the acquisition of the Park Place Property.
     The 147 condominium units comprising the Park Place Property are within a 16-story building located in downtown Des Moines, Iowa (the “Park Place Building”). The Park Place Building was constructed in 1986 and contains 158 total condominium units. The Park Place Property contains 16 studio units (approximately 429 square feet per unit), 91 one-bedroom units and 40 two-bedroom units (approximately 679 square feet per unit). The one-bedroom units at the Park Place Property consist of units of approximately 471, 570 and 668 square feet per unit. Amenities at the Park Place Property include a fitness center, an approximately 6,000 square foot rooftop terrace, a community room with Wi-Fi and library, a computer room, a guest suite, a secure access entry and onsite laundry. In addition to the units noted above, the Park Place Property also includes 101 onsite garage parking spaces and a nearby surface lot containing 40 parking spaces. As of June 30, 2011, the Park Place Property was approximately 94% leased.
Arbor Pointe Property
     On May 5, 2011, the Company acquired a fee simple interest in the Arbor Pointe Apartments located in Louisville, Kentucky (the “Arbor Pointe Property”), through a wholly-owned subsidiary of the Operating Partnership. The Company acquired the Arbor Pointe Property for an aggregate purchase price of $6,500,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Arbor Pointe Property with (1) proceeds from the Public Offering and (2) a loan in the aggregate principal amount of $5,200,000. An acquisition fee of $133,565 was earned by the Advisor in connection with the acquisition of the Arbor Pointe Property.
     The Arbor Pointe Property is comprised of 60 two-bedroom, garden style apartments and 70 three-bedroom townhouses and each apartment unit includes two bathrooms, central heat and air conditioning, a full set of kitchen appliances, washer and dryer connections and private patios or balconies. Common area amenities at the Arbor Pointe Property include an on-site management office, swimming pool, playground and community room. As of June 30, 2011, the Arbor Pointe Property was approximately 99% leased.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Clarion Park Property
     On June 28, 2011, the Company acquired a fee simple interest in the Clarion Park Apartments located in Olathe, Kansas (the “Clarion Park Property”), through a wholly-owned subsidiary of the Operating Partnership. The Company acquired the Clarion Park Property for an aggregate purchase price of $11,215,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Clarion Park Property with (1) proceeds from the Public Offering and (2) a loan in the aggregate principal amount of $8,972,000. An acquisition fee of $229,118 was earned by the Advisor in connection with the acquisition of the Clarion Park Property.
     The Clarion Park Property is comprised of 220 one-, two- and three-bedroom, garden style apartments and two-bedroom townhouses. The units average 950 square feet and include a full set of kitchen appliances, washer and dryer connections and patios, with many units offering walk-in closets and outdoor storage. Common area amenities at the Clarion Park Property include an on-site management office, laundry room, playground, sports court and fitness trail. As of June 30, 2011, the Clarion Park Property was approximately 99% occupied and leased.
     The purchase prices for the Lincoln Tower Property, the Park Place Property, the Arbor Pointe Property and the Clarion Park Property (collectively, the “Properties”) were allocated as follows as of the respective closing dates of each acquisition:

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Lincoln Tower Property	Springfield	IL	08/11/2010	$258,600	$8,741,736	$499,664	$9,500,000
Park Place Property	Des Moines	IA	12/22/2010	500,000	6,825,620	724,380	8,050,000
Arbor Pointe Property	Louisville	KY	05/05/2011	886,124	5,436,189	177,687	6,500,000
Clarion Park Property	Olathe	KS	06/28/2011	1,467,735	9,465,974	281,291	11,215,000

				$3,112,459	$30,469,519	$1,683,022	$35,265,000

     As of June 30, 2011, the Company’s real estate portfolio was solely comprised of the Properties. The following table provides summary information regarding the properties owned by the Company as of June 30, 2011:

						Accumulated
			Acquisition		Total Real Estate at	Depreciation and	Total Real Estate,
Property Name	City	State	Date	Property Type	Cost	Amortization	Net
Lincoln Tower Property	Springfield	IL	08/11/2010	Apartment	$9,553,251	$(784,440)	$8,768,811
Park Place Property	Des Moines	IA	12/22/2010	Condominium Rental	8,052,696	(882,955)	7,169,741
Arbor Pointe Property	Louisville	KY	05/05/2011	Apartment	6,502,210	(88,931)	6,413,279
Clarion Park Property	Olathe	KS	06/28/2011	Apartment	11,215,000	(5,199)	11,209,801

					$35,323,157	$(1,761,525)	$33,561,632

     Depreciation and amortization expenses were $590,819 and $1,220,953 for the three and six months ended June 30, 2011, respectively. The Company commenced its operation on August 11, 2010 and therefore did not have such expenses for the three and six months ended June 30, 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Operating Leases
     As of June 30, 2011, the Company’s real estate portfolio comprised of 663 residential tenants and was 98% leased by a diverse group of tenants. For the three months ended June 30, 2011, the Company’s real estate portfolio earned approximately 96% and 4% of its rental income from residential tenants and commercial office tenants, respectively. For the six months ended June 30, 2011, the Company’s real estate portfolio earned approximately 95% and 5% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years. The Company did not have rental income for the three and six months ended June 30, 2010 as it had not yet commenced operations.
     Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $265,535 and $173,775 as of June 30, 2011 and December 31, 2010, respectively.
     The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2011 and thereafter is as follows:

July 1, 2011 through December 31, 2011	$81,162
2012	144,612
2013	74,487
2014	11,008
Thereafter	—

$311,269

     As of June 30, 2011, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
4. Tenant Origination and Absorption Costs
     As of June 30, 2011, the Company’s tenant origination and absorption costs were as follows:

	June 30, 2011	December 31, 2010

Cost	$1,683,022	$1,224,044
Accumulated amortization	(1,241,992)	(390,644)

Tenant origination and abosorption costs, net	$441,030	$833,400

     The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the three and six months ended June 30, 2011 was $388,082 and $851,348, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
     As of June 30, 2011 and December 31, 2010, none of the Properties had above-market lease assets or below-market lease liabilities.
5. Deferred Financing Costs and Other Assets
     As of June 30, 2011 and December 31, 2010, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	June 30, 2011	December 31, 2010

Deferred financing costs	$189,220	$72,500
Prepaid expenses	122,906	57,447
Other assets	69,206	53,686

	381,332	183,633
Less: accumulated amortization	(9,576)	(1,110)

Deferred financing costs and other assets, net	$371,756	$182,523

     As of June 30, 2011 and December 31, 2010, the Company’s net deferred financing costs were $179,644 and $71,390, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
6. Notes Payable
     As of June 30, 2011 and December 31, 2010, the outstanding principal amounts of the Company’s notes payable totaled $25,822,000 and $11,650,000, respectively, and were comprised of $6,650,000 issued by the seller of the Lincoln Tower Property in connection with the acquisition of the Lincoln Tower Property on August 11, 2010 (the “Lincoln Tower Note”), $5,000,000 issued by a regional bank in connection with the Company’s acquisition of the Park Place Property on December 22, 2010 (the “Park Place Note”), $5,200,000 issued by a regional bank in connection with the Company’s acquisition of the Arbor Pointe Property on May 5, 2011 (the “Arbor Pointe Note”), and $8,972,000 issued by a regional bank in connection with the Company’s acquisition of the Clarion Park Property on June 29, 2011 (the “Clarion Park Note”).
     The Lincoln Tower Note requires interest only payments during the term and has a term of 60 months, ending September 1, 2015, with the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions. Interest on the Lincoln Tower Note accrues at a rate of 6% per annum through September 1, 2015.
     The Park Place Note requires interest only payments during the term and has a term of 36 months, ending December 22, 2013, with the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions. Interest on the Park Place Note accrues at a rate of 5.25% per annum through December 22, 2013.
     The Arbor Pointe Note requires monthly principal and interest payments during the term and has a term of 84 months, ending June 1, 2018. Interest on the Arbor Pointe Note accrues at a rate of 4.86% per annum through June 1, 2018.
     The Clarion Park Note requires monthly principal and interest payments during the term and has a term of 84 months, ending July 1, 2018. Interest on the Clarion Park Note accrues at a rate of 4.58% per annum through July 1, 2018.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     The following is a summary of our aggregate maturities as of June 30, 2011:

		Remainder of	Maturities During the Years Ending December 31,
Contractual Obligation	Total	2011	2012	2013	2014	2015	Thereafter

Principal payments on outstanding debt obligations (1)	$25,822,000	$98,973	$214,998	$5,226,185	$238,321	$6,899,879	$13,143,644

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
     The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all financial debt covenants.
     As of June 30, 2011 and December 31, 2010, $76,185 and $33,250 of interest expense was payable, respectively, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
7. Stockholders’ Equity
General
     Under the Company’s Second Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares designated as preferred stock with a par value of $0.01 per share.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of June 30, 2011, the Company had issued 2,036,223 shares of common stock in its Private Offering and Public Offering for offering proceeds of $16,892,162, net of offering costs of $2,862,454. These offering costs primarily consist of selling commissions and dealer manager fees. As of June 30, 2011, the Company also had issued 23,213 shares of common stock at $9.50 per share pursuant to the DRP for total proceeds of $220,522. Offering proceeds include $151,200 of amounts receivable from the Company’s transfer agent as of June 30, 2011.
     During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors at a fair value of $8.55 as compensation for services. The shares of restricted stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
     Included in general and administrative expenses are $8,016 and $16,032 for the three and six months ended June 30, 2011, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.79 years.
     In addition, during the year ended December 31, 2010, the Company issued 4,782 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $8.76. Included in general and administrative expenses is $41,872 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation. For the three and six months ended June 30, 2011, the Company issued 893 and 1,786 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $9.10. Included in general and administrative expenses is $8,125 and $16,250 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation for the three and six months ended June 30, 2011, respectively.
Convertible Stock
     The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non- compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds the (2) aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Preferred Stock
     The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2011 and December 31, 2010, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
     The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. If the Company extends the Public Offering beyond two years from the date of its commencement, the Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated net asset value per share, the then current price of shares of the Company’s common stock in the Public Offering and other factors that the Company’s board of directors deems relevant.
     No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten day notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
Share Repurchase Plan and Redeemable Common Stock
     There is no market for the Company’s common stock and, as a result, there is risk that a stockholder may not be able to sell the Company’s stock at a time or price acceptable to the stockholder. To allow stockholders to receive liquidity for their shares of common stock in limited circumstances, the Company’s board of directors has approved a share repurchase plan.
     Unless shares of common stock are being redeemed in connection with a stockholder’s death or disability, the Company may not redeem shares of common stock pursuant to the share repurchase plan until such shares have been outstanding for one year. In addition, the Company has limited the number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those than can be funded from the net proceeds the Company received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by the Company’s board of directors.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
     The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not redeem any shares for the three and six months ended June 30, 2011 and 2010.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     Pursuant to the share repurchase plan, the Company has an obligation to redeem shares which is outside the Company’s control, in an amount of future redemptions, which is reclassified from permanent equity to temporary equity in the accompanying consolidated statements of equity as “transfers to redeemable common stock.” For the three and six months ended June 30, 2011, the Company reclassified $110,484 and $162,695, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption. Any remaining redeemable common stock balances initially reclassified to temporary equity before the prior year (representing excess proceeds not used for redemption in the prior calendar year) is reclassified back to permanent equity, as such amounts are no longer subject to redemption.
Distributions
     The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of June 30,2011, $202,602 fees had been deferred pursuant to the Advisory Agreement.
     On March 21, 2011, the Company entered into an amendment to the Advisory Agreement with the Advisor to make certain clarifications with respect to the terms and conditions of the deferral of the payment of fees to Advisor. In particular, the amendment to the Advisory Agreement clarifies that for purposes of calculating the amount of fees that may be deferred pursuant to the Advisory Agreement, the amount of distributions paid during a fiscal quarter shall include the value of shares of the Company’s common stock distributed pursuant to the DRP. Additionally, for purposes of calculating the difference between Adjusted Funds From Operations, and the amount of distributions paid during a measurement period, if Adjusted Funds From Operations during such period is negative, Adjusted Funds From Operations shall be deemed to be zero.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     The Company is only obligated to pay the Advisor its deferred fees if and to the extent that cumulative Adjusted Funds From Operations for the period beginning on the date of the commencement of the Private Offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the distribution reinvestment plan) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the period from the commencement of the Public Offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor.
Distributions Declared
     In connection with the acquisition of the Lincoln Tower Property, the Company’s board of directors declared a cash distribution to stockholders. Distributions (1) accrue daily to stockholders of record as of the close of business on each day commencing on August 12, 2010, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
     The distributions declared for the six months ended June 30, 2011 were $545,048, including $207,616, or 21,854 shares of common stock, attributable to the DRP.
     As of June 30, 2011 and December 31, 2010, $114,009 and $63,566 distributions declared were payable, which included $44,921 and $23,127 of distributions reinvested pursuant to the DRP.
Distributions Paid
     For the six months ended June 30, 2011, the Company paid cash distributions of $308,782, which related to distributions declared for each day in the period from December 1, 2010 through May 31, 2011. Additionally, 19,560 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $185,822 for the six months ended June 30, 2011. For the three and six months ended June 30, 2011, the Company paid total distributions of $286,791 and $494,604, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
8. Related Party Arrangements
     The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. As discussed in Note 7, in certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000.
     Amounts attributable to the Advisor and its affiliates incurred and paid (received) for the three and six months ended June 30, 2011 and 2010 are as follows:

	Incurred		Paid (Received)
	For the Three Months	For the Six Months	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011	Ended June 30, 2011	Ended June 30, 2011
Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—	$—	$—	$—
Investment management fees (1)	44,604	80,370	—	—
Acquisition fees (1)	362,683	362,683	—	222,642
Acquisition expenses (2)	75,131	135,060	88,161	135,246
Property management
Fees (1)	37,241	69,631	32,064	60,503
Reimbursement of onsite personnel (3)	112,126	215,078	101,592	190,869
Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	302,264	491,557	299,082	490,228
Selling commissions	331,319	534,272	331,319	534,272
Dealer management fees	194,073	313,022	194,073	313,022
Due to (from) affiliates
Due from Advisor	—	—	—	(53,353)

	$1,459,441	$2,201,673	$1,046,291	$1,893,429

(1)	Included in the $444,528 and $512,684 of fees to affiliates in the accompanying consolidated statement of operations for the three and six months ended June 30, 2011, respectively.

(2)	Included in the $278,262 and $338,191 of acquisition expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011, respectively.

(3)	Included in the $336,141 and $694,038 of operating, maintenance and management in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     Amounts outstanding to the Advisor and its affiliates as of June 30, 2011 and December 31, 2010 are as follows:

	Payable (Receivable) as of
	June 30, 2011	December 31, 2010

Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—	$—
Investment management fees (1)	112,211	31,841
Acquisition fees (2)	497,678	357,637
Acquisition expenses	31,369	31,555
Property management
Fees	16,143	7,014
Reimbursement of onsite personnel	24,209	—

Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	8,546	7,216
Selling commissions	—	—
Dealer management fees	—	—
Due to (from) affiliates
Due from Advisor	—	(53,353)

	$690,156	$381,910

(1)	Investment management fees of $67,607 and $31,841 earned by the Advisor have been deferred as of June 30, 2011 and December 31, 2010, respectively, pursuant to the terms of the Advisory Agreement.

(2)	Acquisition fees earned by the advisor totaling $134,995 were deferred as of June 30, 2011 and December 31, 2010 pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $362,683 and $222,642 were due and payable and are included in due to affiliates in the accompanying balance sheets at June 30, 2011 and December 31, 2010, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Organizational and Offering Costs
     Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to the Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.
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
     Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors. The independent directors have not approved the reimbursement of excess cost of the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through the Private Offering.
     The amount of organization and offering (“O&O”) costs that is reimbursable or was paid from inception through June 30, 2011 is as follows:

Gross offering proceeds:	$19,754,616

O&O limitation	15%

Total O&O costs available to be paid/reimbursed	$2,963,192

O&O expenses recorded
Sales commissions paid	$1,119,234
Broker dealer fees paid	655,102
Private offering costs reimbursements	423,707
Public offering costs reimbursements	655,865
Public offering costs reimbursement accrual	8,546
Organizational costs reimbursements	100,738

Total O&O costs reimbursements recorded by the company	$2,963,192

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of FINRA.
     As of June 30, 2011 and December 31, 2010, the Advisor had incurred $8,189,923 and $5,713,747, respectively, of organizational and offering costs on behalf of the Company, of which $5,226,730 and $4,089,406, respectively, have been deferred as of that date, as follows:

				Incurred for the
	Incurred through	Amounts	Deferred as of	Six Months Ended	Amounts	Deferred as of
	December 31, 2010	Recognized	December 31, 2010	June 30, 2011	Recognized	June 30, 2011

Organizational expenses	$100,738	$100,738	$—	$—	$—	$—
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070
Public Offering costs	3,311,290	646,954	2,664,336	2,476,175	1,338,852	3,801,659

	$5,713,747	$1,624,341	$4,089,406	$2,476,175	$1,338,852	$5,226,729

     Organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and six months ended June 30, 2011, the Company did not incur or reimburse any offering costs to the Advisor that were attributable to the Private Offering. From inception through June 30, 2011, the Company incurred $100,738 of organizational costs of which $100,738 was reimbursed to the Advisor. For the three and six month ended June 30, 2011, the Company reimbursed the Advisor $827,657 and $1,338,852, respectively, for organization and offering costs incurred resulting in $2,963,192 of reimbursements for organizational and offering costs from inception through June 30, 2011.
     During the three and six months ended June 30, 2011, the Company, the Advisor and its affiliates incurred $0 of organizational costs, $0 of offering costs in connection with the Private Offering, and $302,265 and $491,558, respectively, of offering costs in connection with the Public Offering. After reimbursing offering costs associated with the Private Offering up to the 15% limitation of $876,649 ($1,425,070 of which remains potentially reimbursable to the Advisor subject to the approval of the independent directors), the Company began reimbursing the Advisor for organization costs. After reimbursing organization costs, the Company commenced reimbursing the Advisor for offering costs incurred in connection with the Public Offering. The Company accrued $8,546 and $7,216 for the reimbursement of offering costs in the financial statements as of June 30, 2011 and December 31, 2010, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Investment Management Fee
     The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. For the three and six months ended June 30, 2011, the Company incurred $44,604 and $80,370, respectively, of investment management fees to the Advisor, which amount was included in due to affiliates in the accompanying balance sheets as of June 30, 2011. At June 30, 2011, $44,604 of investment management fees are due and payable to the Advisor. During the year ended December 31, 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each quarter; therefore, in accordance with the Advisory Agreement, $67,607 of investment management fees the Company was obligated to pay the Advisor have been deferred as of June 30, 2011.
Acquisition Fees and Expenses
     The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Acquisition fees of $362,683 and $222,642 were due and payable and included in due to affiliates in the accompanying balance sheets at June 30, 2011 and December 31, 2010, respectively.
     As of December 31, 2010, $357,637 of acquisition fees attributable to the Advisor was earned by the Advisor in connection with the acquisitions of the Lincoln Tower Property and the Park Place Property. During the year ended December 31, 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each quarter; therefore, in accordance with the Advisory Agreement, $134,995 of acquisition fees the Company was obligated to pay the Advisor have been deferred as of June 30, 2011.
     In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three and six months ended June 30, 2011, the Advisor incurred $75,131 and $135,060, respectively, of direct acquisition costs and $203,131 of acquisition costs paid to third parties.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Property Management Fees and Expenses
     The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the acquisition of each of the Properties. The property management fee payable with respect to each Property under the Property Management Agreements is equal to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause upon 30 days prior written notice to the Property Manager. For the three and six months ended June 30, 2011, the Company incurred $37,241 and $69,631, respectively, of property management fees payable to the Property Manager.
     In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three and six months ended June 30, 2011, the Company incurred $112,126 and $215,078, respectively, of salaries and related benefits of on-site property management employees, of which $24,209 was payable to the Property Manager at June 30, 2011.
Other Operating Expense Reimbursement
     In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to the Company’s executive officers.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     The Charter limits the Company’s operating expenses (as defined in the Charter) during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation, unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Commencing upon the fourth fiscal quarter following the fiscal quarter ended March 31, 2010, and at least annually thereafter, the Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined under that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
     On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which provides that if, on the earlier of (1) the termination date of the Advisory Agreement and (2) December 31, 2011 (in each case, such date the “Determination Date”), the Company’s total operating expenses exceed the 2%/25% Limitation, measured for the Company’s entire operating history, then Advisor will reimburse the Company for the Excess Amount (the “Determination Date Payment”). For the four fiscal quarters ended June 30, 2011, the Company’s total operating expenses exceeded the 2%/25% Limitation by $1,102,090 (the “Excess Amount”). In connection with the Reimbursement Agreement, the payment of the Excess Amount was guaranteed by an affiliate of the Company.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
     The Reimbursement Agreement also provides that within 30 days of December 31 of each year subsequent to December 31, 2011, Advisor will be reimbursed by the Company for the Determination Date Payment, if any, to the extent that the Company’s total operating expenses through such date do not exceed the 2%/25% Limitation, measured from the commencement of the Company’s operations through such date. The Company will reimburse the Advisor on a quarterly basis for any future operating expenses incurred by the Advisor on behalf of the Company up to the 2%/25% Limitation for the prior four quarters, while any excess may be reimbursed by the Company, subject to independent director approval, at such time as the Company’s operating expenses for the entire operating history do not exceed the 2%/25% Limitation, including any reimbursement. In connection with the Reimbursement Agreement, the Advisor agreed to pay all of the operating expenses of the Company beginning April 1, 2011, until such time as the Company’s cumulative operating expenses are below the 2%/25% Limitation. For the three and six months ended June 30, 2011, the Advisor and its affiliates incurred $406,815 of the Company’s operating expenses, of which $0 is included in due to affiliates, net, on the accompanying consolidated balance sheets. As of December 31, 2010, the Company paid $53,353 of legal and accounting expenses attributable to the Advisor, which is included in due to affiliates, net, on the accompanying consolidated balance sheets.
Disposition Fee
     If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. No disposition fee will be paid for securities traded on a national securities exchange. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3.0% of the contract sales price. As of June 30, 2011, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2011.
Selling Commissions and Dealer Manager Fees
     The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three and six months ended June 30, 2011, the Company paid $331,319 and $534,272, respectively, of selling commissions, and $194,073 and $313,022, respectively, of dealer manager fees from the proceeds received from the sale of the Company’s common stock, which were recorded as a reduction of additional paid in capital.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
9. Incentive Award Plan and Independent Director Compensation
     The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of June 30, 2011 and December 31, 2010, except those awards granted to the independent directors as described below.
     Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she will receive 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock will generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
     On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the three independent directors 5,000 shares of restricted common stock. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors has elected to receive 50% of the director compensation in stock. The Company recorded stock-based compensation expense of $16,141 and $32,282 for the three and six months ended June 30, 2011, respectively.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)
Concentration of Credit Risk
     As of June 30, 2011, the Company owned four real estate properties the Lincoln Tower Property located in Springfield, Illinois, the Park Place Property located in Des Moines, Iowa, the Arbor Pointe Property located in Louisville, Kentucky and the Clarion Park Property located in Olathe, KS. As a result of these acquisitions, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Springfield, Illinois, Des Moines, Iowa, Louisville, Kentucky and Olathe, Kansas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
Legal Matters
     From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition nor is the Company aware of any such legal proceedings contemplated by government agencies.
11. Subsequent Events
     The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
     On July 14, 2011, the Company paid distributions of $114,009, which related to distributions declared for each day in the period from June 1, 2011 through June 30, 2011 and consisted of cash distributions paid in the amount of $69,088 and $44,921 in shares issued pursuant to the DRP.
Status of the Offering
     The Company commenced its Public Offering on July 19, 2010. As of August 9, 2011, the Company had sold 1,752,017 shares of common stock in the Public Offering for gross proceeds of $17,414,201, including 27,943 shares of common stock issued pursuant to the DRP for gross offering proceeds of $265,459. Total shares sold as of August 9, 2011 in the Private Offering and Public Offering were 2,389,296, shares representing gross proceeds of $23,258,526, including 27,943 shares of common stock issued pursuant to the DRP for gross offering proceeds of $265,459.

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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have a limited operating history as we commenced operations on August 11, 2010;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to continue to successfully identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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
Overview
     We are a Maryland corporation formed in May 2009 that commenced operations on August 11, 2010. We are dependent upon proceeds received from our previous private offering and our ongoing public offering of common stock to conduct our proposed investment activities as described below. The capital required to purchase our investments will be obtained from our securities offerings and from any indebtedness that we may incur in connection with the investment or thereafter. We have initially been capitalized with $202,007; $200,007 of which was contributed by our sponsor, Steadfast REIT Investments, LLC, on June 12, 2009 in exchange for 22,223 shares of our common stock, and $1,000 of which was contributed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” on July 10, 2009 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in our operating partnership in exchange for limited partnership interests.
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
     On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. If we extend the initial public offering beyond two years from the date our registration statement was declared effective, our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. As of June 30, 2011, we had sold 1,422,157 shares of common stock in our initial public offering for gross offering proceeds of $14,130,813, including 23,213 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $220,522.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
     As of June 30, 2011, we owned four multi-family properties, the Lincoln Tower Apartments, or the Lincoln Tower property, located in Springfield, Illinois, the Park Place Condominiums, or the Park Place property, located in Des Moines, Iowa, the Arbor Pointe Apartments, or the Arbor Pointe property, located in Louisville, Kentucky, and Clarion Park Apartments, or the Clarion Park property, located in Olathe, Kansas, consisting of an aggregate of 685 rentable multifamily units. The Lincoln Tower property also includes approximately 9,000 square feet of commercial office space. The total cost of our real estate portfolio was $35,265,000, exclusive of closing costs. At June 30, 2011, our portfolio was approximately 98% leased.
     Steadfast Income Advisor, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and will manage our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. The dealer manager for our initial public offering is Steadfast Capital Markets Group, LLC, an affiliate of our advisor, which we refer to as the “dealer manager.”
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
     We have elected to be taxed as a REIT for federal income tax purposes commencing with our tax filing for the tax year ending December 31, 2010, which means as a REIT we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
2011 Real Estate Acquisitions
     On May 5, 2011, we acquired a fee simple interest in the Arbor Pointe property through a wholly-owned subsidiary of our operating partnership for an aggregate purchase price of approximately $6,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Arbor Pointe property with (1) proceeds from our public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $5,200,000 from a regional bank.
     On June 28, 2011, we acquired a fee simple interest in the Clarion Park property through a wholly-owned subsidiary of our operating partnership for an aggregate purchase price of approximately $11,215,000, exclusive of closing costs. We financed the payment of the purchase price for the Clarion Park property with (1) proceeds from our public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $8,972,000 from a regional bank.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Critical Accounting Policies
     The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our accounting policies during 2011.
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
     After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses plus sales commissions and dealer manager fees borne by us in connection with the initial public offering exceed 15% of the gross proceeds raised in our initial public offering. We may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of our initial public offering, as required by the rules of the Financial Industry Regulatory Authority, Inc., or FINRA.
     Reimbursements to our advisor or its affiliates for organization and offering costs paid by them on our behalf with respect to our private offering is not limited to 15% of the gross offering proceeds of the private offering. However, we will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the private offering unless approval is obtained from our independent directors. The independent directors have not approved the reimbursement of excess private offering costs. Accordingly, we have not accrued for the reimbursement of organization and offering costs of the private offering in excess of the 15% of gross offering proceeds raised in our private offering.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Income Taxes
     We have elected to be taxed as a REIT under the Internal Revenue Code and believe we have operated as such beginning with the filing of our tax return for the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.
Distributions
     As described below, our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. During the early stages of our operations, we may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
     In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of June 30, 2011 we had deferred $202,602 in fees payable to our advisor pursuant to the terms of the advisory agreement. There were no amounts deferred for the three months ended June 30, 2011 as adjusted funds from operations exceeded the total distributions paid for the quarter.
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
     In connection with our acquisition of the Lincoln Tower property on August 11, 2010, our board of directors declared a cash distribution to our stockholders. Distributions (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to an 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.
     For the three and six months ended June 30, 2011, we paid aggregate distributions of $286,791 and $494,604, respectively, including $176,308 and $308,782, respectively, of distributions paid in cash and 11,630 shares and 19,560 shares, respectively, of our common stock issued pursuant to the distribution reinvestment plan for $110,484 and $185,822, respectively. For the three and six months ended June 30, 2011 our net loss was $871,238 and $1,929,514, our FFO, totaled $(280,419) and $(708,561) and cash flow used in operations was $68,051 and $360,532, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with funds from proceeds of our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss,see —“Funds from Operations and Modified Funds from Operations.”
     Over the long-term, we expect that a percentage of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our real estate and real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” and “Results of Operations” herein. Those factors include: the future operating performance of our investments in existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; and the level of participation in our distribution reinvestment plan. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed cash flow from operations.
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
     We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under the Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2011, our borrowings were not in excess of 300% of the value of our net assets.

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
     Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As of June 30, 2011, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources of capital, including, without limitation, entering in to a credit facility. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Used in Operating Activities
     As of June 30, 2011, we owned four real estate properties, two of which we acquired during the six months ended June 30, 2011. During the six months ended June 30, 2011, net cash used in operating activities was $360,532, which primarily comprised of general and administrative expenses offset by net cash from real estate rental activities. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Cash Flows Used in Investing Activities
     During the six months ended June 30, 2011, net cash used in investing activities was $18,036,991, and primarily consisted of the acquisition of the Arbor Pointe property and the Clarion Park property. Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments.
Cash Flows from Financing Activities
     Our cash flows from financing consist primarily of proceeds from our ongoing initial public offering and distributions paid to our stockholders. During the six months ended June 30, 2011, net cash provided by financing activities was $21,276,977, and primarily consisted of $14,172,000 of proceeds from the issuance of notes payable; $7,530,479 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $847,294,and (2) the reimbursement of other offering costs to affiliates in the amount of $490,228; and $308,782 of net cash distributions, after giving effect to distributions reinvested by stockholders of $185,822.
Contractual Commitments and Contingencies
     We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2011, our aggregate borrowings were not in excess of 300% of the value of our net assets.

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
     As of June 30, 2011, we had a notes payable in the principal amount of $25,822,000. The following is a summary of our contractual obligations as of June 30, 2011:

			Payments Due During the Years Ending December 31,
		Remainder of
Contractual Obligation	Total	2011	2012	2013	2014	2015	Thereafter

Interest payments on outstanding debt obligations (1)	$6,781,434	$659,855	$1,331,182	$1,319,266	$1,040,985	$896,427	$1,533,719

Principal payments on outstanding debt obligations (2)	$25,822,000	$98,973	$214,998	$5,226,185	$238,321	$6,899,879	$13,143,644

(1)	Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2011. We incurred interest expense of $217,273 and $384,085 during the three and six months ended June 30, 2011, respectively, including amortization of deferred financing costs totaling $4,841 and $8,466, respectively.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
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
     Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
Net loss
     We had a net loss of $871,238 and $1,929,514 for the three and six months ended June 30, 2011, respectively, primarily due to depreciation and amortization expenses, fees to affiliates, other acquisition costs, and operating expenses.
Total revenues
     Total revenues were $1,074,114 and 1,955,546 for the three and six months ended June 30, 2011, respectively, and consisted primarily of $968,250 and $1,738,142 in rental revenues from multifamily properties. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
     Operating, maintenance and management expenses were $336,141 and $694,038 for the three and six months ended June 30, 2011, respectively. We incurred these expenses in connection with the operations of our multifamily properties.
Real estate taxes and insurance
     Real estate taxes and insurance expenses were $50,158 and $211,693 for the three and six months ended June 30, 2011, respectively, and include an estimated $70,379 in anticipated property tax reductions related to a revised property tax assessment with respect to the Park Place property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
     Fees to affiliates owed pursuant to our advisory agreement were $444,528 and $512,684 for the three and six months ended June 30, 2011, respectively. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
     Depreciation and amortization expenses were $590,819 and $1,220,953 for the three and six months ended June 30, 2011, respectively, and related primarily to depreciation and amortization expenses associated with the Lincoln Tower property and the Park Place property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
     Interest expense was $217,273 and $384,085 for the three and six months ended June 30, 2011, respectively. Included in interest expense is the amortization of deferred financing costs of $4,841 and $8,466 for the three and six months ended June 30, 2011, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)
General and administrative expense
     General and administrative expenses were $28,171 and $523,416 for the three and six months ended June 30, 2011, respectively. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. The decrease in general and administrative expenses from the prior quarter is due primarily to the Advisor incurring $406,815 of operating expenses on behalf of the Company for the three months ended June 30, 2011, which are not included in the accompanying consolidated statements of operations. We expect general and administrative expenses incurred by our advisor, and potentially reimbursable by us, to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other Acquisition Costs
     Other acquisition costs were $278,262 and $338,191 for the three and six months ended June 30, 2011, respectively, and relate primarily to the acquisition of real estate.
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
     With respect to our commercial properties, we include in our leases future provisions designed to protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. We believe that shorter term lease contracts on commercial properties lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.
     As of June 30, 2011, we had not entered into any leases as a lessee.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Funds from Operations and Modified Funds from Operations
     GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. We believe that FFO is helpful to our management and investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper, which we refer to as the “White Paper,” and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
     In addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or the IPA as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are necessary due to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include acquisition fees and expenses, amortization of above and below market intangible lease assets and liabilities, the effects of straight-line rent revenue recognition, accretion of discounts and amortization of premiums on debt investments, non-cash impairment charges of real estate related investments, gains and losses on the extinguishment or sale of debt or hedges, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, adjustments related to contingent purchase price obligations and adjustments for consolidated and unconsolidated partnerships and joint ventures.
     We believe MFFO is useful to investors in evaluating how the assets in our current portfolio might perform after our offering and acquisition stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future. However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. Because MFFO is primarily affected by the same factors as FFO but without non-operating changes, particularly valuation changes, we believe the presentation of MFFO is useful to investors because fluctuations in MFFO are more indicative of changes in operating activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges. Our calculation of “Adjusted Funds from Operations,” as defined in our advisory agreement, is consistent with the IPA calculation of MFFO.
     FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to make distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2011:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Reconciliation of net loss to FFO:
Net loss attributable to common shareholders	$(871,238)	$(1,929,514)
Depreciation of real estate assets	202,737	369,605
Amortization of lease-related costs	388,082	851,348

FFO	(280,419)	(708,561)
Straight-line rent adjustment	—	—
Amortization of above or below market leases	—	—
Acquisition fees and expenses	640,945	700,874
Net loss attributable to noncontrolling interest	—	—

MFFO	$360,526	$(7,687)

     Pursuant to the terms of our advisory agreement, because MFFO was in excess of distributions paid during the three months ended June 30, 2011, there was no deferral of acquisition and investment management fees earned during the three months ended June 30, 2011. Acquisition fees and investment management fees of $362,683 and $44,604, respectively, are due and payable and are included in due to affiliates, net,in the accompanying consolidated balance sheet.
     FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
     As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Item 3. Qualitative and Quantitative Disclosure About Market Risk
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
     We have borrowed funds at fixed rates and have not borrowed funds at variable rates. We intend to continue to do so for the foreseeable future. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2011, the fair value of our fixed rate debt was $26,405,796 and the carrying value of our fixed rate debt was $25,822,000. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
     The weighted-average interest rate of our fixed rate debt was 5.13% at June 30, 2011. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2011 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2011 where applicable.
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
     None.
Item 1A. Risk Factors
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three and six months ended June 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
     On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of June 30, 2011, we had sold 2,059,436 shares of our common stock, including 23,213 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $19,975,138 in the private offering and public offering.
     From inception through June 30, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

		Estimated/
Type of Expense Amount	Amount	Actual
Selling commissions and dealer manager fees	$1,321,394	Actual
Other organization and offering costs	765,150	Actual

Total expenses	$2,086,544

Total public offering proceeds (excluding DRP proceeds)	$13,910,291	Actual

Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual

     From the commencement of our initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $12,044,269 including net offering proceeds from our distribution reinvestment plan of $220,522. For the period from inception through June 30, 2011, the ratio of the cost of raising capital was approximately 15%.
     We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2011, we had used approximately $9,443,000 in offering proceeds to partially fund the acquisition of four multifamily properties.
     During the three and six months ended June 30, 2011, we did not repurchase any of our securities, or redeem any shares of our common stock pursuant to our share redemption plan.

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
3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

10.1	Notice, dated April 11, 2011, from Steadfast Asset Holdings, Inc. to Arbor Pointe, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 10, 2011)

10.2	Assignment and Assumption of Purchase Agreement, dated May 5, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Arbor Pointe, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 10, 2011)

10.3	Property Management Agreement, dated as of May 5, 2011, by and between SIR Arbor Pointe, LLC and Steadfast Management Co., Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 10, 2011)

10.4	Multifamily Note, dated May 4, 2011, by SIR Arbor Pointe, LLC in favor of PNC Bank, National Association and Acknowledgement and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 10, 2011)

10.5	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed May 10, 2011)

10.6	Assignment of Management Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC, Steadfast Management Co., Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed May 10, 2011)

PART II—OTHER INFORMATION (continued)
Item 6. Exhibits (continued)
10.7	Operating Expense Reimbursement and Guaranty Agreement, dated as of May 25, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC, Beacon Bay Holdings, LLC and Rodney F. Emery (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 25, 2011)

10.8	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 3, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2011)

10.9	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 8, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2011)

10.10	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 10, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 17, 2011)

10.11	Assignment and Assumption of Purchase Agreement, dated as of June 13, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Clarion Park, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 17, 2011)

10.12	Property Management Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and Steadfast Management Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2011)

10.13	Multifamily Note, dated as of June 28, 2011, by SIR Clarion Park, LLC in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 6, 2011)

10.14	Multifamily Loan and Security Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 6, 2011)

10.15	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 28, 2011, by and among SIR Clarion Park, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 6, 2011)

10.16	Guaranty of Non-Recourse Obligations, dated as of June 28, 2011, by and between Steadfast Income REIT, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed July 6, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (Furnished herewith)

101.SCH	XBRL Schema Document (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)

101.LAB	XBRL Labels Linkbase Document (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document (Furnished herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date: August 15, 2011	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Kevin J. Keating
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
3.1	Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.2	Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

10.1	Notice, dated April 11, 2011, from Steadfast Asset Holdings, Inc. to Arbor Pointe, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 10, 2011)

10.2	Assignment and Assumption of Purchase Agreement, dated May 5, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Arbor Pointe, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 10, 2011)

10.3	Property Management Agreement, dated as of May 5, 2011, by and between SIR Arbor Pointe, LLC and Steadfast Management Co., Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed May 10, 2011)

10.4	Multifamily Note, dated May 4, 2011, by SIR Arbor Pointe, LLC in favor of PNC Bank, National Association and Acknowledgement and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed May 10, 2011)

10.5	Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed May 10, 2011)

10.6	Assignment of Management Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC, Steadfast Management Co., Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed May 10, 2011)

10.7	Operating Expense Reimbursement and Guaranty Agreement, dated as of May 25, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC, Beacon Bay Holdings, LLC and Rodney F. Emery (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 25, 2011)

10.8	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 3, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 17, 2011)

10.9	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 8, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 17, 2011)

10.10	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 10, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed June 17, 2011)

10.11	Assignment and Assumption of Purchase Agreement, dated as of June 13, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Clarion Park, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 17, 2011)

10.12	Property Management Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and Steadfast Management Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2011)

10.13	Multifamily Note, dated as of June 28, 2011, by SIR Clarion Park, LLC in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 6, 2011)

10.14	Multifamily Loan and Security Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 6, 2011)

10.15	Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 28, 2011, by and among SIR Clarion Park, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed July 6, 2011)

10.16	Guaranty of Non-Recourse Obligations, dated as of June 28, 2011, by and between Steadfast Income REIT, Inc. and PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed July 6, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (Furnished herewith)

101.SCH	XBRL Schema Document (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)

101.LAB	XBRL Labels Linkbase Document (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document (Furnished herewith)