Form 10-Q
period 2011-09-30
Steadfast Income REIT, Inc.
filed 2011-11-14
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2011, there were 3,472,997 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$3,709,325	$758,600
Building and improvements	40,191,261	15,569,680
Tenant origination and absorption costs	1,867,856	1,224,044
Total real estate, cost	45,768,442	17,552,324
Less accumulated depreciation and amortization	(2,390,610)	(540,572)
Total real estate, net	43,377,832	17,011,752
Cash and cash equivalents	9,040,820	2,858,197
Restricted cash	543,262	—
Rents and other receivables	220,120	119,210
Deferred financing costs and other assets, net	399,872	182,523
Total assets	$53,581,906	$20,171,682
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,239,770	$831,501
Notes payable	32,556,045	11,650,000
Distributions payable	162,703	63,566
Due to affiliates, net	467,691	381,910
Total liabilities	34,426,209	12,926,977
Commitments and contingencies (Note 9)
Redeemable common stock	376,528	57,827
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 3,021,030 and 1,184,283 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	30,210	11,843
Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010	10	10
Additional paid-in capital	24,790,240	9,568,008
Cumulative distributions and net losses	(6,041,291)	(2,392,983)
Total stockholders’ equity	18,779,169	7,186,878
Noncontrolling interest	—	—
Total equity	18,779,169	7,186,878
Total liabilities and equity	$53,581,906	$20,171,682
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,629,652	$263,425	$3,367,794	$263,425
Tenant reimbursements and other	147,834	14,226	365,238	14,226
Total revenues	1,777,486	277,651	3,733,032	277,651
Expenses:
Operating, maintenance and management	629,735	86,087	1,323,773	86,087
Real estate taxes and insurance	321,444	46,137	533,137	46,137
Fees to affiliates	355,698	217,408	868,382	217,408
Depreciation and amortization	629,085	175,558	1,850,038	175,558
Interest expense	375,346	56,799	759,431	56,799
General and administrative expenses	56,894	375,208	580,310	753,963
Other acquisition costs	140,241	101,992	478,432	149,507
	2,508,443	1,059,189	6,393,503	1,485,459
Net loss	(730,957)	(781,538)	(2,660,471)	(1,207,808)
Net loss attributable to noncontrolling interest	—	1,000	—	1,000
Net loss attributable to common stockholders	$(730,957)	$(780,538)	$(2,660,471)	$(1,206,808)
Net loss per common share — basic and diluted	$(0.29)	$(1.15)	$(1.40)	$(3.30)
Weighted average number of common shares outstanding — basic and diluted	2,525,536	680,632	1,896,815	365,924
Distributions declared per common share	$0.176	$0.096	$0.523	$0.096
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Stockholders’ Equity
	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total Equity
BALANCE, December 31, 2009	22,223	$222	1,000	$10	$200,775	$—	$201,007	$1,000	$202,007
Issuance of common stock	1,162,060	11,621	—	—	10,893,889	—	10,905,510	—	10,905,510
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(927,042)	—	(927,042)	—	(927,042)
Transfers to redeemable common stock	—	—	—	—	(57,827)	—	(57,827)	—	(57,827)
Other offering costs to affiliates	—	—	—	—	(596,561)	—	(596,561)	—	(596,561)
Distributions declared	—	—	—	—	—	(230,402)	(230,402)	—	(230,402)
Amortization of stock-based compensation	—	—	—	—	54,774	—	54,774	—	54,774
Net loss for the year ended December 31, 2010	—	—	—	—	—	(2,162,581)	(2,162,581)	(1,000)	(2,163,581)
BALANCE, December 31, 2010	1,184,283	11,843	1,000	10	9,568,008	(2,392,983)	7,186,878	—	7,186,878
Issuance of common stock	1,836,747	18,367	—	—	18,170,897	—	18,189,264	—	18,189,264
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(1,704,033)	—	(1,704,033)	—	(1,704,033)
Transfers to redeemable common stock	—	—	—	—	(318,701)	—	(318,701)	—	(318,701)
Other offering costs to affiliates	—	—	—	—	(969,427)	—	(969,427)	—	(969,427)
Distributions declared	—	—	—	—	—	(987,837)	(987,837)	—	(987,837)
Amortization of stock-based compensation	—	—	—	—	43,496	—	43,496	—	43,496
Net loss for the nine months ended September 30, 2011	—	—	—	—	—	(2,660,471)	(2,660,471)	—	(2,660,471)
BALANCE, September 30, 2011	3,021,030	$30,210	1,000	$10	$24,790,240	$(6,041,291)	$18,779,169	$—	$18,779,169
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,660,471)	$(1,207,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,850,038	175,558
Amortization of deferred finance costs	19,844	274
Stock-based compensation	67,871	80,505
Changes in operating assets and liabilities:
Restricted cash	(247,696)	—
Rent and other receivables	(69,785)	(15,827)
Other assets	(52,743)	(15,706)
Accounts payable and accrued liabilities	408,269	504,205
Due to affiliates, net	92,998	316,012
Net cash used in operating activities	(591,675)	(162,787)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(28,135,000)	(2,850,000)
Addition to real estate investments	(81,118)	—
Restricted cash	(295,566)	—
Net cash used in investing activities	(28,511,684)	(2,850,000)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	20,945,000	—
Principal payments on notes payable	(38,955)	—
Proceeds from issuance of common stock	17,791,934	6,679,574
Payments of commissions on sale of common stock and related dealer manager fees	(1,704,033)	(540,787)
Reimbursement of other offering costs to affiliates	(976,643)	(423,707)
Payment of deferred financing costs	(184,450)	(35,000)
Distributions to common stockholders	(546,871)	(24,449)
Net cash provided by financing activities	35,285,982	5,655,631
Net increase in cash and cash equivalents	6,182,623	2,642,844
Cash and cash equivalents, beginning of period	2,858,197	202,007
Cash and cash equivalents, end of period	$9,040,820	$2,844,851
Supplemental Disclosures of Cash Flow Information:
Interest paid	$640,606	$23,275
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$99,137	$36,752
Issuance of note payable to acquire real estate	$—	$6,650,000
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$341,829	$2,387
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009 as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisors, LLC, a Delaware limited liability company formed on May 1, 2009 (the “Advisor”), invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. If the Company extends the Public Offering beyond two years from the date the registration statement was declared effective, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. As of September 30, 2011, the Company had sold 2,331,567 shares of common stock in the Public Offering for gross offering proceeds of $23,184,202, including 39,634 shares of common stock issued pursuant to the DRP for gross offering proceeds of $376,528.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated as of May 4, 2010, as amended by Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of March 21, 2011 (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Buildings	25-40 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
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
September 30, 2011
(unaudited)

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
Rents and Other Receivables
The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, The Company does not maintain an allowance for deferred rent receivable related to the straight-lining of rents.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of September 30, 2011 and December 31, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2011 and December 31, 2010, the Company had a restricted cash balance of $543,262 and $0, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company's lenders.
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
September 30, 2011
(unaudited)

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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and accrued liabilities to approximate the fair value or these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2011 and December 31, 2010, the fair value of the mortgage notes payable was $33,312,742 and $11,866,816, respectively, compared to the carrying value of $32,556,045 and $11,650,000, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the three and nine months ended September 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from January 1, 2011 through September 30, 2011 was a record date for distributions.
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
The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for the Public Offering to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Pursuant to the Advisory Agreement and the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the Operating Partnership and the Dealer Manager, the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the Company’s independent directors. The independent directors have not approved the reimbursement of such excess costs from the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised in the Private Offering until such time as these costs are approved by the independent directors of the Company.
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
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of September 30, 2011 and December 31, 2010, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ended December 31, 2010.
Per Share Data
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
Segment Disclosure
The Company has determined that it has one reportable segment, with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Recently Issued Accounting Standard
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
3. Real Estate
As of September 30, 2011, the Company owned five multifamily properties. The following table provides summary information regarding the Company's property portfolio:

						Average Occupancy as of		Average Monthly Rent as of
Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Initial Mortgage Debt	Sep 30, 2011	Dec 31, 2010	Sep 30, 2011	Dec 31, 2010
Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$6,650,000	95.8%	90.0%	$791	$743
Park Place Apartments	Des Moines, IA	12/22/2010	147	8,050,000	5,000,000	91.2%	85.0%	818	817
Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	5,200,000	96.9%	—%	753	—
Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,972,000	97.7%	—%	680	—
Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,773,000	85.4%	—%	908	—
			810	$45,685,000	$32,595,000	94.1%	87.8%	$790	$780
Property acquisitions during the nine months ended September 30, 2011
On May 5, 2011, the Company acquired a fee simple interest in the Arbor Pointe Apartments located in Louisville, Kentucky (the “Arbor Pointe Property”), through a wholly-owned subsidiary of the Operating Partnership. The Arbor Pointe Property is comprised of 60 two-bedroom, garden style apartments and 70 three-bedroom townhouses and each apartment unit includes two bathrooms, central heat and air conditioning, a full set of kitchen appliances, washer and dryer connections and private patios or balconies. Common area amenities at the Arbor Pointe Property include an on-site management office, swimming pool, playground and community room. An acquisition fee of $133,565 was earned by the Advisor in connection with the acquisition of the Arbor Pointe Property.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

On August 24, 2011, the Company acquired a fee simple interest in the Cooper Creek Village Apartments located in Louisville, Kentucky (the “Cooper Creek Property”), through a wholly-owned subsidiary of the Operating Partnership. The Cooper Creek Property is comprised of 25 one-bedroom apartments, 56 two-bedroom apartments, 28 two-bedroom townhomes and 14 three-bedroom townhomes. The units range from 819 square foot one-bedroom units to 2,394 square foot three-bedroom units with amenities including fully-equipped kitchens, washer and dryer connections, spacious walk-in closets, security alarm systems, private balconies or patios, wood burning fireplaces, finished basements and vaulted ceilings, provided that some amenities are only available in select units. Common area amenities at the Cooper Creek Property include an executive business center, clubhouse, fitness center, playground and swimming pool, and laundry facilities. An acquisition fee of $212,526 was earned by the Advisor in connection with the acquisition of the Cooper Creek Property. The Cooper Creek Property has contributed $117,681 of revenues and $132,200 of net loss from the date of acquisition through September 30, 2011.
The purchase price for the Company's property portfolio was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Lincoln Tower Apartments	$258,600	$8,741,736	$499,664	$9,500,000
Park Place Apartments	500,000	6,825,620	724,380	8,050,000
Arbor Pointe Apartments	886,124	5,436,189	177,687	6,500,000
Clarion Park Apartments	1,470,991	9,462,094	281,915	11,215,000
Cooper Creek Village	593,610	9,642,180	184,210	10,420,000
	$3,709,325	$40,107,819	$1,867,856	$45,685,000

As of September 30, 2011 and December 31, 2010, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	September 30, 2011			December 31, 2010
	Land	Building and Improvements	Tenant Origination and Absorption	Land	Building and Improvements	Tenant Origination and Absorption
Investments in real estate	$3,709,325	$40,191,261	$1,867,856	$758,600	$15,569,680	$1,224,044
Less: Accumulated depreciation and amortization	—	(873,881)	(1,516,729)	—	(149,928)	(390,644)
Net investments in real estate and related lease intangibles	$3,709,325	$39,317,380	$351,127	$758,600	$15,419,752	$833,400
Depreciation and amortization expenses were $629,085 and $1,850,038 for the three and nine months ended September 30, 2011, respectively, and $175,558 for each of the three and nine months ended September 30, 2010.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the three and nine months ended September 30, 2011 was $274,737 and $1,126,085, respectively, and $125,359 for each of the three and nine months ended September 30, 2010. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year
As of September 30, 2011 and December 31, 2010, none of the Company's properties had above-market lease assets or below-market lease liabilities.
Operating Leases
As of September 30, 2011, the Company’s real estate portfolio comprised of 810 residential units and was 95.6% leased by a diverse group of tenants. For the three months ended September 30, 2011, the Company’s real estate portfolio earned approximately 97% and 3% of its rental income from residential tenants and commercial office tenants, respectively. For the nine months ended September 30, 2011, the Company's real estate portfolio earned approximately 96% and 4% of its rental income from residential tenants and commercial office tenants, respectively. For each of the three and nine months ended September 30, 2010, the Company’s real estate portfolio earned approximately 89% and 11% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $319,356 and $173,775 as of September 30, 2011 and December 31, 2010, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2011 and thereafter is as follows:

October 1, 2011 through December 31, 2011	$42,245
2012	151,476
2013	85,602
2014	19,783
Thereafter	—
$299,106
As of September 30, 2011 and December 31, 2010, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

4. Deferred Financing Costs and Other Assets
As of September 30, 2011 and December 31, 2010, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	September 30, 2011	December 31, 2010
Deferred financing costs	$256,950	$72,500
Prepaid expenses	71,121	57,447
Other assets	92,754	53,686
	420,825	183,633
Less: accumulated amortization	(20,953)	(1,110)
	$399,872	$182,523
As of September 30, 2011 and December 31, 2010, the Company’s net deferred financing costs were $235,997 and $71,390, respectively.
5. Notes Payable
The following is a summary of notes payable secured by real property as of September 30, 2011 and December 31, 2010:

				Principal Outstanding at
Property Name	Payment Type	Maturity Date	Interest Rate (1)	September 30, 2011	December 31, 2010
Lincoln Tower Property (2)	Interest only	September 1, 2015	6.00%	$6,650,000	$6,650,000
Park Place Property (2)	Interest only	December 22, 2013	5.25%	5,000,000	5,000,000
Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,182,092	—
Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,950,953	—
Cooper Creek Property	Principal and interest (3)	September 1, 2018	3.89%	6,773,000	—
				$32,556,045	$11,650,000
_____________________________

(1)	Interest on the notes accrues at a fixed rate per annum.

(2)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(3)	A monthly payment of interest only is due and payable for twelve months, after which, a monthly payment of principal and interest is due and payable until the maturity date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The following is a summary of the Company's aggregate maturities as of September 30, 2011:

		Remainder of 2011	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2012	2013	2014	2015	Thereafter
Principal payments on outstanding debt obligations (1)	$32,556,045	$52,996	$243,842	$5,345,982	$361,768	$7,028,279	$19,523,178
_____________________________

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all financial debt covenants.
Interest expense of $132,231 and $33,250 was payable as of September 30, 2011 and December 31, 2010, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
6. Stockholders’ Equity
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of September 30, 2011, the Company had issued 2,929,212 shares of common stock in its Private Offering and Public Offering for offering proceeds of $24,454,937, net of offering costs of $4,197,062. These offering costs primarily consist of selling commissions and dealer manager fees. As of September 30, 2011, the Company also had issued 39,634 shares of common stock at $9.50 per share pursuant to the DRP for total proceeds of $376,528. Offering proceeds include $124,650 and $93,525 of amounts receivable from the Company’s transfer agent as of September 30, 2011 and December 31, 2010, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2011, the Company granted 7,500 shares of restricted stock to its independent directors at a fair value of $9.10 as compensation for services in connection with their re-election to the board of directors at the Company's annual meeting. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors at a fair value of $8.55 as compensation for services. The shares of restricted stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Included in general and administrative expenses is $27,464 and $43,496 for the three and nine months ended September 30, 2011, respectively, and $8,016 and $46,758 for the three and nine months ended September 30, 2010, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.98 years as of September 30, 2011.
For the three and nine months ended September 30, 2011, the Company issued 893 and 2,679 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $9.10. Included in general and administrative expenses is $8,125 and $24,375 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation for the three and nine months ended September 30, 2011, respectively. In addition, during the year ended December 31, 2010, the Company issued 4,782 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $8.76.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2011 and December 31, 2010, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

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
Unless shares of common stock are being redeemed in connection with a stockholder’s death or disability, the Company may not redeem shares of common stock pursuant to the share repurchase plan until such shares have been outstanding for one year. In addition, the Company has limited the number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds the Company received from the sale of shares under the DRP during the prior calendar year plus such additional funds as may be reserved for that purpose by the Company’s board of directors.
Under the share repurchase plan, prior to the completion of the Offering Stage (as defined below), the purchase price for shares repurchased by the Company under the plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Primary Offering Price
2 years	95.0% of Primary Offering Price
3 years	97.5% of Primary Offering Price
4 years	100.0% of Primary Offering Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
_____________________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

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
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not redeem any shares for the three and nine months ended September 30, 2011 and 2010.
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2011, the Company reclassified $156,006 and $318,701, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of September 30, 2011 and December 31, 2010, $345,805 and $166,836, respectively, of fees had been deferred pursuant to the Advisory Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

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
Distributions Declared
In connection with the acquisition of the Lincoln Tower Property, the Company’s board of directors declared a cash distribution to stockholders. Distributions (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
Distributions declared for the three and nine months ended September 30, 2011 were $442,789 and $987,837, respectively, including $174,707 and $382,323, or 18,390 shares and 40,244 shares, respectively, of common stock attributable to the DRP.
As of September 30, 2011 and December 31, 2010, $162,703 and $63,566 distributions declared were payable, which included $63,623 and $23,127 of distributions reinvested pursuant to the DRP.
Distributions Paid
For the three and nine months ended September 30, 2011, the Company paid cash distributions of $238,089 and $546,871, respectively, which related to distributions declared for each day in the period from June 1, 2011 through August 31, 2011 and December 1, 2010 through August 31, 2011, respectively. Additionally, for the three and nine months ended September 30, 2011, 16,422 shares and 35,982 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $156,007 and $341,829, respectively. For the three and nine months ended September 30, 2011, the Company paid total distributions of $394,096 and $888,700, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

7. Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. As discussed in Note 6, in certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000.
Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Incurred For the Three Months Ended September 30,		Incurred For the Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—	$100,738	$—	$100,738
Investment management fees (1)	81,123	12,850	161,493	12,850
Acquisition fees (1)	212,526	192,761	575,209	192,761
Acquisition expenses (2)	39,512	101,992	174,572	149,507
Property management
Fees (1)	62,049	11,797	131,680	11,797
Reimbursement of onsite personnel (3)	199,034	33,660	414,112	33,660
Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	477,870	111,134	969,427	423,707
Selling commissions	550,681	135,005	1,084,953	338,360
Dealer management fees	306,058	75,850	619,080	202,427
	$1,928,853	$775,787	$4,130,526	$1,465,807
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

(2)	Included in other acquisition costs in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Amounts attributable to the Advisor and its affiliates paid (received) for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Paid (Received) For the Three Months Ended September 30,		Paid (Received) For the Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—	$18,677	$—	$18,677
Investment management fees	44,604	—	44,604	—
Acquisition fees	443,627	—	666,269	—
Acquisition expenses	62,372	101,992	197,618	149,507
Property management
Fees	54,636	—	115,139	—
Reimbursement of onsite personnel	202,923	33,660	393,792	33,660
Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	486,415	—	976,643	—
Selling commissions	550,681	135,005	1,084,953	338,360
Dealer management fees	306,058	75,850	619,080	202,427
Due to (from) affiliates
Due from Advisor	—	—	(53,353)	—
	$2,151,316	$365,184	$4,044,745	$742,631

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of September 30, 2011 and December 31, 2010 are as follows:

	Payable (Receivable) as of
	September 30, 2011	December 31, 2010
Consolidated Statements of Operations
Expensed
Organizational cost reimbursement	$—	$—
Investment management fees (1)	148,730	31,841
Acquisition fees (2)	266,577	357,637
Acquisition expenses	8,509	31,555
Property management
Fees	23,555	7,014
Reimbursement of onsite personnel	20,320	—
Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	—	7,216
Due to (from) affiliates
Due from Advisor	—	(53,353)
	$467,691	$381,910
_____________________________

(1)	Investment management fees earned by the Advisor that have been deferred as of September 30, 2011 and December 31, 2010, respectively, pursuant to the terms of the Advisory Agreement.

(2)
Acquisition fees earned by the advisor totaling $197,075 and $134,995 were deferred as of September 30, 2011 and December 31, 2010, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $69,502 and $222,642 were due and payable and are included in due to affiliates in the accompanying balance sheets at September 30, 2011 and December 31, 2010, respectively.

Organizational and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to the Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors of the Company. The independent directors have not approved the reimbursement of excess cost of the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through the Private Offering.
The amount of organization and offering (“O&O”) costs that is reimbursable or was paid from inception through September 30, 2011 is as follows:

Gross offering proceeds:	$28,651,999
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$4,297,800

O&O expenses recorded
Sales commissions paid	$1,669,915
Broker dealer fees paid	961,160
Private offering costs reimbursements	423,707
Public offering costs reimbursements	1,142,280
Organizational costs reimbursements	100,738
Total O&O costs reimbursements recorded by the company	$4,297,800

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

As of September 30, 2011 and December 31, 2010, the Advisor had incurred $9,911,775 and $5,713,747, respectively, of organizational and offering costs on behalf of the Company, of which $5,613,975 and $4,089,406, respectively, have been deferred as of the applicable date, as follows:

	Incurred through December 31, 2010	Amounts Recognized	Deferred as of December 31, 2010	Incurred for the Nine Months Ended September 30, 2011	Amounts Recognized	Deferred as of September 30, 2011
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070
Public Offering costs	3,311,290	646,954	2,664,336	4,198,028	2,673,459	4,188,905
	$5,713,747	$1,624,341	$4,089,406	$4,198,028	$2,673,459	$5,613,975
Organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and nine months ended September 30, 2011, the Company did not incur or reimburse any offering costs to the Advisor that were attributable to the Private Offering. From inception through September 30, 2011, the Company incurred $100,738 of organizational costs of which $100,738 was reimbursed to the Advisor. The Company reimbursed the Advisor $1,334,607 and $2,673,459 for the three and nine months ended September 30, 2011, respectively, and $129,811 and $442,384, for the three and nine months ended September 30, 2010, respectively, for organization and offering costs incurred resulting in $4,297,800 of reimbursements for organizational and offering costs from inception through September 30, 2011.
During the three and nine months ended September 30, 2011, the Company and the Advisor and its affiliates incurred $0 of organizational costs and $0 of offering costs related to the Private Offering. During the same periods, the Company and the Advisor and its affiliates incurred $1,721,853 and $4,198,028, respectively, of offering costs related to the Public Offering. For each of the three and nine months ended September 30, 2010, the Company and the Advisor and its affiliates incurred $100,738 of organizational costs and $111,134 and $423,707, respectively, of offering costs related to the Private Offering. During the three and nine months ended September 30, 2010, the Company and the Advisor and its affiliates incurred $682,801 and $1,029,537, respectively, of offering costs in connection with the Public Offering. After reimbursing offering costs associated with the Private Offering up to the 15% limitation of $876,649 ($1,425,070 of which remains potentially reimbursable to the Advisor subject to the approval of the independent directors as of September 30, 2011), the Company began reimbursing the Advisor for organization costs. After reimbursing organization costs, the Company commenced reimbursing the Advisor for offering costs incurred in connection with the Public Offering. The Company accrued $0 and $7,216 for the reimbursement of offering costs in the financial statements as of September 30, 2011 and December 31, 2010, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended September 30, 2011 and the year ended December 31, 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $148,730 and $31,841 of investment management fees the Company was obligated to pay the Advisor have been deferred as of September 30, 2011 and December 31, 2010, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Acquisition fees of $69,502 and $222,642 were due and payable and included in due to affiliates in the accompanying balance sheets at September 30, 2011 and December 31, 2010, respectively. During the three months ended September 30, 2011 and the year ended December 31, 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $197,075 and $134,995 of acquisition fees the Company was obligated to pay the Advisor have been deferred as of September 30, 2011 and December 31, 2010, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three and nine months ended September 30, 2011, the Advisor incurred $39,512 and $174,572, respectively, of direct acquisition costs and $100,729 and $303,860, respectively, of acquisition costs paid to third parties.
The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 6% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the acquisition of each of the Companies properties. The property management fee payable with respect to each property under the Property Management Agreements (each a "Property Management Agreement") is equal to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause upon 30 days prior written notice to the Property Manager. In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
The Charter limits the Company’s operating expenses (as defined in the Charter) during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Commencing upon the fourth fiscal quarter following the fiscal quarter ended March 31, 2010, and at least annually thereafter, the Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which provides that if, on the earlier of (1) the termination date of the Advisory Agreement and (2) December 31, 2011 (in each case, such date the “Determination Date”), the Company’s total operating expenses exceed the 2%/25% Limitation, measured for the Company’s entire operating history, then Advisor will reimburse the Company for the Excess Amount (the “Determination Date Payment”). For the four fiscal quarters ended September 30, 2011, the Company’s total operating expenses exceeded the 2%/25% Limitation by $890,676 (the “Excess Amount”). In connection with the Reimbursement Agreement, the payment of the Excess Amount was guaranteed by an affiliate of the Company.
The Reimbursement Agreement also provides that within 30 days of December 31 of each year subsequent to December 31, 2011, Advisor will be reimbursed by the Company for the Determination Date Payment, if any, to the extent that the Company’s total operating expenses through such date do not exceed the 2%/25% Limitation, measured from the commencement of the Company’s operations through such date. The Company will reimburse the Advisor on a quarterly basis for any future operating expenses incurred by the Advisor on behalf of the Company up to the 2%/25% Limitation for the prior four quarters, while any excess may be reimbursed by the Company, subject to approval and determination by the independent directors that a substantial justification for such excess exists, at such time as the Company’s operating expenses for the entire operating history do not exceed the 2%/25% Limitation, including any reimbursement. In connection with the Reimbursement Agreement, the Advisor agreed to pay all of the operating expenses of the Company beginning April 1, 2011, until such time as the Company’s cumulative operating expenses are below the 2%/25% Limitation. Additionally, the Advisor agreed that any acquisition fee to be actually paid pursuant to the Advisory Agreement during the fiscal quarter ending December 31, 2011 will be deferred until the Determination Date. To the extent the Advisor is obligated to make a Determination Date Payment, the Company will offset, as a reduction of the Determination Date Payment, any such deferred acquisition fee.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three and nine months ended September 30, 2011, were as follows:

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
General and administrative expenses recognized by the Company	$56,894	$580,310
General and administrative expenses incurred by the Advisor on behalf of the Company	491,396	892,211
	$548,290	$1,472,521
For the three and nine months ended September 30, 2011, the Advisor and its affiliates incurred $491,396 and $892,211, respectively, of the Company’s operating expenses, of which $0 is included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts pursuant to the Reimbursement Agreement. As of December 31, 2010, the Company paid $53,353 of legal and accounting expenses attributable to the Advisor, which is included as a receivable in due to affiliates, net, on the accompanying consolidated balance sheets.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. No disposition fee will be paid for securities traded on a national securities exchange. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of September 30, 2011, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2011.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

8. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of September 30, 2011 and December 31, 2010, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she will receive 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock will generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company's board of directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors has elected to receive 50% of the director compensation in stock. The Company recorded stock-based compensation expense of $35,589 and $67,871 for the three and nine months ended September 30, 2011, respectively.

9. Commitments and Contingencies
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
Concentration of Credit Risk
As of September 30, 2011, the Company owned five real estate properties: the Lincoln Tower Property located in Springfield, Illinois, the Park Place Property located in Des Moines, Iowa, the Arbor Pointe Property located in Louisville, Kentucky, the Clarion Park Property located in Olathe, Kansas and the Cooper Creek Property located in Louisville, Kentucky. As a result of these acquisitions, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Springfield, Illinois, Des Moines, Iowa, Louisville, Kentucky and Olathe, Kansas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

10. Pro Forma Information (unaudited)
The following unaudited pro forma information for the three and nine months ended September 30, 2011 and 2010 is presented as if the acquisitions of the Company’s multifamily properties had occurred on January 1, 2010. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on that date, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,984,181	$1,853,523	$5,826,081	$5,560,569
Net loss	(549,832)	(848,445)	(1,824,669)	(3,330,661)
Net loss attributable to noncontrolling interest	—	1,000	—	1,000
Net loss attributable to common stockholders	$(549,832)	$(847,445)	$(1,824,669)	$(3,329,661)
Basic and diluted net loss per common share	$(0.18)	$(0.28)	$(0.60)	$(1.10)
The pro forma information reflects adjustments for actual revenues and expenses of the five properties acquired during 2010 and 2011 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2010 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

11. Subsequent Events
Distributions Paid
On October 12, 2011, the Company paid distributions of $162,703, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011 and consisted of cash distributions paid in the amount of $99,080 and $63,623 in shares issued pursuant to the DRP.
On November 1, 2011, the Company paid distributions of $188,067, which related to distributions declared for each day in the period from October 1, 2011 through October 31, 2011 and consisted of cash distributions paid in the amount of $114,657 and $73,410 in shares issued pursuant to the DRP.
Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of November 9, 2011, the Company had sold 2,783,534 shares of common stock in the Public Offering for gross proceeds of $27,687,474, including 54,059 shares of common stock issued pursuant to the DRP for gross offering proceeds of $513,560. Total shares sold as of November 9, 2011 in the Private Offering and Public Offering were 3,420,813 shares representing gross proceeds of $33,531,798, including 54,059 shares of common stock issued pursuant to the DRP for gross offering proceeds of $513,560.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history as we commenced operations on August 11, 2010;

•	the fact that we have had a net loss for the nine months ended September 30, 2011 and for the year ended December 31, 2010;

•	our ability to raise proceeds in our continuous public offering;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to continue to successfully identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview
We are a Maryland corporation formed in May 2009 that commenced operations on August 11, 2010. We are dependent upon proceeds received from our continuous public offering of common stock and from any indebtedness that we may incur to conduct our proposed investment activities as described below. The capital required to purchase our investments will be obtained from our securities offerings and from any indebtedness that we may incur in connection with the investment or thereafter. We have initially been capitalized with $202,007; $200,007 of which was contributed by our sponsor, Steadfast REIT Investments, LLC, on June 12, 2009 in exchange for 22,223 shares of our common stock, and $1,000 of which was contributed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” on July 10, 2009 in exchange for 1,000 shares of our convertible stock. In addition, our advisor has invested $1,000 in our operating partnership in exchange for limited partnership interests.
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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. If we extend the initial public offering beyond two years from the date our registration statement was declared effective, our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. As of September 30, 2011, we had sold 2,331,567 shares of common stock in our initial public offering for gross offering proceeds of $23,184,202, including 39,634 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $376,528.
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
As of September 30, 2011, we owned five multifamily properties, the Lincoln Tower Apartments, or the Lincoln Tower property, located in Springfield, Illinois, the Park Place Condominiums, or the Park Place property, located in Des Moines, Iowa, the Arbor Pointe Apartments, or the Arbor Pointe property, located in Louisville, Kentucky, Clarion Park Apartments, or the Clarion Park property, located in Olathe, Kansas, and Cooper Creek Village, or the Cooper Creek property, located in Louisville, Kentucky. Our property portfolio consists of an aggregate of 810 multifamily units. The Lincoln Tower property also includes approximately 9,000 square feet of commercial office space. The total cost of our real estate portfolio was $45,685,000, exclusive of closing costs. At September 30, 2011, our portfolio was approximately 95.6% leased.

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
Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we transfer substantially all of the net proceeds of our offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
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
2011 Real Estate Acquisitions
On May 5, 2011, we acquired a fee simple interest in the Arbor Pointe property for an aggregate purchase price of approximately $6,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Arbor Pointe property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $5,200,000 from a regional bank.
On June 28, 2011, we acquired a fee simple interest in the Clarion Park property for an aggregate purchase price of approximately $11,215,000, exclusive of closing costs. We financed the payment of the purchase price for the Clarion Park property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $8,972,000 from a regional bank.
On August 24, 2011, we acquired a fee simple interest in the Cooper Creek property for an aggregate purchase price of approximately $10,420,000, exclusive of closing costs. We financed the payment of the purchase price for the Clarion Park property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $6,773,000 from a regional bank.

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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage (defined below). If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of September 30, 2011, we had deferred $345,805 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $143,203 during the three months ended September 30, 2011 as adjusted funds from operations did not exceed the total distributions paid for the quarter.
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
The "offering stage" will be considered complete on the first date that we are no longer offering equity securities that are not listed on a national securities exchange, whether through our public offering or follow-on public equity offerings, provide we have not filed a registration statement for a follow-on public equity offering as of such date. "Adjusted funds from operations" is equivalent to modified funds from operations described herein. See "—Funds from Operations and Modified Funds from Operations."

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
The distributions paid during each of the last four fiscal quarters ended September 30, 2011, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan, and the sources of our distributions were as follows:

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Distributions paid in cash	$238,089	$176,308	$132,474	$107,687
Distributions reinvested	156,007	110,483	75,339	32,313
Total distributions	$394,096	$286,791	$207,813	$140,000

Source of distributions:
Cash flows from operations	$—	$—	$—	$—
Offering proceeds	238,089	176,308	132,474	107,687
Distributions reinvested	156,007	110,483	75,339	32,313
Total sources	$394,096	$286,791	$207,813	$140,000
For the three and nine months ended September 30, 2011 our net loss was $730,957 and $2,660,471, we had negative FFO of $101,872 and $810,433 and cash flow used in operations was $231,143 and $591,675, respectively. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with funds from proceeds of our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see "—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2011, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
If we raise substantially less funds in our initial public offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us would be more likely to fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2011, our borrowings were not in excess of 300% of the value of our net assets.
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
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, proceeds from our initial public offering, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s private placements, if any, will be adequate to meet our liquidity requirements and capital commitments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As of September 30, 2011, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources of capital, including, without limitation, entering in to a credit facility. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Used in Operating Activities
During the nine months ended September 30, 2011, net cash used in operating activities was $591,675, which primarily comprised of general and administrative expenses offset by net cash from real estate rental activities. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2011, net cash used in investing activities was $28,511,684, and primarily consisted of the acquisition of the Arbor Pointe property, the Clarion Park property and the Cooper Creek property. Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments.
Cash Flows from Financing Activities
Our cash flows from financing consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the nine months ended September 30, 2011, net cash provided by financing activities was $35,285,982 and primarily consisted of $20,760,550 of proceeds from the issuance of notes payable, net of deferred financing costs in the amount of $184,450; $15,111,258 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $1,704,033, and (2) the reimbursement of other offering costs to affiliates in the amount of $976,643; and $546,871 of net cash distributions, after giving effect to distributions reinvested by stockholders of $341,829.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2011, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2011, we had notes payable in the principal amount of $32,556,045. The following is a summary of our contractual obligations as of September 30, 2011:

			Payments Due During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Interest payments on outstanding debt obligations (1)	$8,314,295	$399,784	$1,599,322	$1,604,232	$1,300,425	$1,184,163	$2,226,369
Principal payments on outstanding debt obligations (2)	$32,556,045	$52,996	$243,842	$5,345,982	$361,768	$7,028,279	$19,523,178
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2011. We incurred interest expense of $375,346 and $759,431 during the three and nine months ended September 30, 2011, respectively, including amortization of deferred financing costs totaling $11,023 and $19,843, respectively.

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
Our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
We had a net loss of $730,957 and $2,660,471 for the three and nine months ended September 30, 2011, respectively, primarily due to depreciation and amortization expenses, fees to affiliates, other acquisition costs, and operating expenses. We had a net loss of $781,538 and $1,207,808 for the three and nine months ended September 30, 2010, respectively, primarily due to the fact we were incurring expenses as a public company but did not begin operations until our first property acquisition on August 11, 2010.
Total revenues
Total revenues were $1,777,486 and $3,733,032 for the three and nine months ended September 30, 2011, respectively, and consisted primarily of $1,629,652 and $3,367,794 in rental revenues from multifamily properties. Total revenues were $277,651 for each of the three and nine months ended September 30, 2010, respectively, and consisted primarily of $263,425 in rental revenues from the one multifamily property we owned during the period. The increase in total revenues was primarily due to the fact that we owned five multifamily properties as of September 30, 2011 compared to one multifamily property as of September 30, 2010 and the average monthly rent of our property portfolio increased from $780 at December 31, 2010 to $790 at September 30, 2011. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses were $629,735 and $1,323,773 for the three and nine months ended September 30, 2011, respectively. We incurred these expenses in connection with the operations of our five multifamily properties. Operating, maintenance and management expenses were $86,087 for each of the three and nine months ended September 30, 2010 and related to the operation of the one property in our portfolio that was acquired on August 11, 2010.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $321,444 and $533,137 for the three and nine months ended September 30, 2011, respectively. During the three months ended September 30, 2011, we recorded approximately $127,000 related to a revised estimate of property taxes. Real estate taxes and insurance expenses were $46,137 for each of the three and nine months ended September 30, 2010. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fees to affiliates
Fees to affiliates owed pursuant to our advisory agreement were $355,698 and $868,382 for the three and nine months ended September 30, 2011, respectively. Fees to affiliates owed pursuant to our advisory agreement were $217,408 for each of the three and nine months ended September 30, 2010. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $629,085 and $1,850,038 for the three and nine months ended September 30, 2011, respectively, and related primarily to depreciation and amortization expenses associated with our property portfolio. Depreciation and amortization expenses were $175,558 for each of the three and nine months ended September 30, 2010 and related primarily to depreciation and amortization expenses associated with the one property in our portfolio during the period. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense was $375,346 and $759,431 for the three and nine months ended September 30, 2011, respectively. Included in interest expense is the amortization of deferred financing costs of $11,023 and $19,843 for the three and nine months ended September 30, 2011, respectively. Interest expense was $56,799 for each of the three and nine months ended September 30, 2010 and related to the financing of our first property acquisition. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses were $56,894 and $580,310 for the three and nine months ended September 30, 2011, respectively. General and administrative expenses were $375,208 and $753,963 for the three and nine months ended September 30, 2010, respectively. These general and administrative costs consisted primarily of legal fees, audit fees, transfer agent fees and other professional fees. The decrease in general and administrative expenses from the prior period is due primarily to our advisor incurring $491,396 and $892,211 of operating expenses on our behalf for the three and nine months ended September 30, 2011, respectively, which are not included in the accompanying consolidated statements of operations. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other Acquisition Costs
Other acquisition costs were $140,241 and $478,432 for the three and nine months ended September 30, 2011, respectively, and relate primarily to the acquisition of real estate. Other acquisition costs were $101,992 and $149,507 for the three and nine months ended September 30, 2010 and were primarily related to our first property acquisition.
Funds from Operations and Modified Funds from Operations
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. Since real estate values historically rise and fall with market conditions, presentation of operating results of a REIT, using historical accounting for depreciation, may be less informative. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. We believe that FFO is helpful to our management and investors as an additional measure of the performance of an equity REIT. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper, which we refer to as the “White Paper,” and related implementation guidance, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to FFO, we use modified funds from operations, or MFFO, as a non-GAAP supplemental financial performance measure to evaluate our operating performance. We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered Non-Listed REITs: Modified Funds from Operations. MFFO includes funds generated by the operations of our real estate investments and funds used in our operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are necessary due to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include acquisition fees and expenses, amortization of above and below market intangible lease assets and liabilities, the effects of straight-line rent revenue recognition, accretion of discounts and amortization of premiums on debt investments, non-cash impairment charges of real estate related investments, gains and losses on the extinguishment or sale of debt or hedges, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, adjustments related to contingent purchase price obligations and adjustments for consolidated and unconsolidated partnerships and joint ventures.
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
MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2011:

	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Reconciliation of net loss to MFFO:
Net loss	$(730,957)	$(2,660,471)
Depreciation of real estate assets	354,348	723,953
Amortization of lease-related costs	274,737	1,126,085
FFO	(101,872)	(810,433)
Acquisition fees and expenses	352,767	1,053,641
MFFO	$250,895	$243,208
Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended September 30, 2011, we deferred $143,203 of acquisition and investment management fees earned during the three months ended September 30, 2011. Acquisition fees and investment management fees of $69,502 and $0, respectively, are due and payable as of September 30, 2011 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

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
We have borrowed funds at fixed rates and have not borrowed funds at variable rates. We intend to continue to do so for the foreseeable future. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2011, the fair value of our fixed rate debt was $33,312,742 and the carrying value of our fixed rate debt was $32,556,045. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
The weighted-average interest rate of our fixed rate debt was 4.87% at September 30, 2011. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2011 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2011 where applicable.

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
None.

Item 1A. Risk Factors
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and nine months ended September 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of September 30, 2011, we had sold 2,968,846 shares of our common stock, including 39,634 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $29,028,527 in the private offering and public offering.
From inception through September 30, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$2,178,133	Actual
Other organization and offering costs	1,243,018	Actual
Total expenses	$3,421,151
Total public offering proceeds (excluding DRP proceeds)	$22,807,674	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual

From the commencement of our initial public offering through September 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $19,763,051 including net offering proceeds from our distribution reinvestment plan of $376,528. For the period from inception through September 30, 2011, the ratio of the cost of raising capital was approximately 15%.
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in industrial properties and other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2011, we had used approximately $13,090,000 in offering proceeds to partially fund the acquisition of five multifamily properties.
During the three and nine months ended September 30, 2011, we did not repurchase any of our securities, or redeem any shares of our common stock pursuant to our share redemption plan.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Reserved and Removed.

Item 5. Other Information.
None.

PART II—OTHER INFORMATION (continued)

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

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

4.2
Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 24, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 19, 2011).

10.2
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated July 8, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 19, 2011).

10.3
Assignment and Assumption of Purchase Agreement, dated as of August 15, 2011, by and between Steadfast Asset
Holdings, Inc. and SIR Cooper Creek, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed August 19, 2011).

10.4
Property Management Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and Steadfast Management Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2011).

10.5
Multifamily Note, dated as of August 24, 2011, by SIR Cooper Creek, LLC in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 30, 2011).

10.6
Multifamily Loan and Security Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 30, 2011).

10.7
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 24, 2011, by and among SIR Cooper Creek, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 30, 2011).

10.8
Guaranty of Non-Recourse Obligations, dated as of August 24, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed August 30, 2011).

10.9
Environmental Indemnity Agreement, dated August 24, 2011, by SIR Cooper Creek, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed August 30, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II—OTHER INFORMATION (continued)

99.1	Press Release dated November 14, 2011 announcing financial results for the quarterly period ended September 30, 2011

101.INS	XBRL Instance Document (Furnished herewith)

101.SCH	XBRL Schema Document (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)

101.LAB	XBRL Labels Linkbase Document (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date:	November 14, 2011	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Kevin J. Keating
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

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

4.2
Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 24, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 19, 2011).

10.2
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated July 8, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 19, 2011).

10.3
Assignment and Assumption of Purchase Agreement, dated as of August 15, 2011, by and between Steadfast Asset
Holdings, Inc. and SIR Cooper Creek, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed August 19, 2011).

10.4
Property Management Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and Steadfast Management Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed August 30, 2011).

10.5
Multifamily Note, dated as of August 24, 2011, by SIR Cooper Creek, LLC in favor of PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed August 30, 2011).

10.6
Multifamily Loan and Security Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed August 30, 2011).

10.7
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 24, 2011, by and among SIR Cooper Creek, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed August 30, 2011).

10.8
Guaranty of Non-Recourse Obligations, dated as of August 24, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed August 30, 2011).

10.9
Environmental Indemnity Agreement, dated August 24, 2011, by SIR Cooper Creek, LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed August 30, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 14, 2011 announcing financial results for the quarterly period ended September 30, 2011

101.INS	XBRL Instance Document (Furnished herewith)

101.SCH	XBRL Schema Document (Furnished herewith)

101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)

101.LAB	XBRL Labels Linkbase Document (Furnished herewith)

101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)

101.DEF	XBRL Definition Linkbase Document (Furnished herewith)