Form 10-K
period 2011-12-31
Steadfast Income REIT, Inc.
filed 2012-03-29
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant's shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 2,081,004 shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.
As of March 23, 2012, there were 6,837,473 shares of the Registrant’s common stock issued and outstanding.

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
 The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on August 11, 2010;

•	the fact that we have had a net loss for the years ended December 31, 2011 and 2010;

•	our ability to effectively raise and deploy the proceeds in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire real estate and real estate related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

•
the fact we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm's length basis and the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this annual report. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

i

PART I

ITEM 1.	BUSINESS
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report as the “Company,” “we,” “us,” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2011, we owned eight multifamily properties comprised of a total of 1,240 apartment units with 1,113,400 square feet of rentable space and 8,995 square feet of rentable commercial space. For more information on our real estate portfolio, see “—Our Real Estate Investments” below.
On July 23, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (subject to certain discounts). We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $9.50 per share. From the commencement of our public offering on July 19, 2010 to December 31, 2011, we had sold 3,947,718 shares of common stock in our public offering for gross proceeds of $39,239,068, including 62,849 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $597,065. From the commencement of our public offering on July 9, 2010 to March 23, 2012, we had sold 6,160,760 shares of common stock in our public offering for gross offering proceeds of $61,275,324, including 99,891 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $948,962.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325. As of December 31, 2009, no shares had been sold in either our public offering or the private offering. Our public offering will terminate on the earlier of July 9, 2013, unless extended, or the date we sell all the shares offered in our primary offering.
We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to an advisory agreement, or the Advisory Agreement, by and among us, our operating partnership and the advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. Our advisor, along with the dealer manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.

Our Structure
The chart below shows the relationships among our company and various Steadfast affiliates.
________________

(1)
We are the sole general partner of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net offering proceeds to our operating partnership in exchange for partnership interest and our percentage ownership in our operating partnership will increase proportionally.

(2)
Certain officers and employees of our sponsor and its affiliates own profit interests in each of the managing dealer and advisor that entitles them to a portion of the net profits earned by each such entity after all invested capital and a preferred return on invested capital are distributed to Steadfast REIT Holdings, LLC and Steadfast REIT Investments, LLC, respectively.

(3)
Crossroads Capital Advisors, LLC's interest in our sponsor is contingent upon a net increase in book capitalization (as defined in our sponsor's limited liability company agreement). Steadfast Holdings owns a 75% interest in our sponsor.

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
We believe that the recent downturn in the commercial real estate market provides an opportunity for us to purchase these types of investment properties at historically low prices during the period in which we will be investing the net proceeds of our public offering, thereby enhancing our ability to realize appreciation on the ultimate disposition of the properties. As a result, we believe that we will be able to identify undervalued investments at attractive capitalization rates in order to realize higher risk-adjusted returns than have been available from commercial real estate properties acquired in recent years. We believe desirable investment opportunities will be more prevalent during this period than historical norms due to the lack of available credit preventing many property owners from refinancing existing debt. We intend to target distressed sellers of properties in which the fundamental attributes of the underlying property remain sound. We also believe that the current credit market conditions provide us with unique opportunities to acquire first mortgage, mezzanine and bridge loans secured by these types of well-performing investment properties at a discount to their par value in order to realize stable income and attractive overall rates of returns. We believe that the multifamily sector of the commercial real estate property market presents compelling opportunities for investments that align with our investment objectives due to the supply and demand dynamics expected to arise in those sectors during the investment and operational stages of our business.
After we have invested substantially all of the offering proceeds from our public offering, we expect that multifamily properties will comprise 75% or more of the aggregate cost of our portfolio and a combination of other real estate assets, real estate-related assets and other investment types will not exceed 25% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders' best interests.
2011 Highlights
During 2011, we:

•
acquired six multifamily properties for an aggregate purchase price of $51,910,000, exclusive of closing costs, increasing our property portfolio to eight multifamily properties with an aggregate purchase price of $69,460,000;

•
paid cash distributions of $887,472 and distributed $562,347 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 7.0% annualized distribution to our stockholders; and

•	issued 3,442,719 shares in our initial public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $34,219,754.

Our Real Estate Portfolio
As of December 31, 2011, we owned eight multifamily properties described below.

						At Date of Purchase
Property Name	City and State	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt	Capitalization Rate(2)
Lincoln Tower Apartments(3)	Springfield, Illinois	190	94.2%	$812	8/11/2010	$9,500,000	$6,650,000	9.7%
Park Place Apartments	Des Moines, Iowa	147	91.8%	755	12/22/2010	8,050,000	5,000,000	8.5%
Arbor Pointe Apartments	Louisville, Kentucky	130	96.9%	748	5/5/2011	6,500,000	5,200,000	8.6%
Clarion Park Apartments	Olathe, Kansas	220	98.2%	668	6/28/2011	11,215,000	8,972,000	8.1%
Cooper Creek Village	Louisville, Kentucky	123	86.2%	862	8/24/2011	10,420,000	6,773,000	7.4%
Truman Farm Villas	Grandview, Missouri	200	92.5%	642	12/22/2011	9,100,000	5,915,000	8.4%
Prairie Walk Apartments	Kansas City, Missouri	128	94.5%	613	12/22/2011	6,100,000	3,965,000	7.9%
EBT Lofts	Kansas City, Missouri	102	97.1%	857	12/30/2011	8,575,000	5,590,000	7.4%
		1,240	94.1%	$745		$69,460,000	$48,065,000
________________

(1)	Average monthly rent is based upon the amount of rents actually received from tenants.

(2)
The capitalization rate reflected in the table is as of the closing of the acquisition of the property. We calculate the capitalization rate for a real property by dividing “net operating income” of the property by the purchase price of the property, excluding acquisition costs. Net operating income is calculated by deducting all operating expenses of a property, including property taxes and management fees but excluding debt service payments and capital expenditures, from gross operating revenues received from a property. For purposes of this calculation, net operating income is determined using the projected first year net operating income of the property based on in-place leases, potential rent increases or decreases for each unit and other revenues from late fees or services, adjusted for projected vacancies, tenant concessions, if any, and charges not collected.

(3)
The Lincoln Tower Apartments also contains approximately 8,995 rentable square feet of commercial space. As of December 31, 2011, the commercial space at the Lincoln Tower Apartments, which represents approximately 5.1% of the rentable square feet of the Lincoln Tower Apartments, was approximately 95.7% occupied by eight tenants with average remaining lease terms of approximately 1.75 years. The lease terms of the eight tenants occupying the commercial space expire between 2012 and 2014, subject to tenant extension options. The tenants of the commercial space are nonprofit, educational and consulting companies and pay an average annual rent of approximately $15,257, or approximately $14.18 per square foot. In addition, there are two leases relating to cell towers located on the Lincoln Tower Apartments. These leases have approximately 1.3 years remaining and collectively generate approximately $41,715 per year in rent.

At December 31, 2011, our portfolio was approximately 94.1% occupied and the average monthly rent per leased unit of our real estate portfolio was $745. The weighted-average remaining lease term of our multifamily portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 1.75 years.

The following information generally applies to all our properties:

•	we believe all of the properties are adequately covered by insurance and are suitable for their intended purposes;

•	we are aware of no plans for any material renovations, improvements or developments with respect to any of our properties; and

•	our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.
Borrowing Policy
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds from our public offering. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter's leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings will be reviewed by our board of directors at least quarterly. At December 31, 2011, our borrowings were not in excess of 300% of the value of our net assets.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.
Competition
We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties both in the immediate vicinity and the geographic market where our multifamily properties are and will be located. In addition, overbuilding of multifamily properties may occur, which would increase the number of apartment units available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting tenants, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multi-family homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our tenants, lease apartment units and increase or maintain rental rates.

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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file periodic reports, proxy statements and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements and other filings with the SEC. Access to these filings is free of charge.

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
We have experienced losses in the past and may experience similar losses in the future.
We incurred a net loss for the years ended December 31, 2011 and 2010. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties. In addition, depreciation and amortization expenses substantially reduced our income. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
Our public offering is being made on a “best efforts” basis. Therefore, the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock and may choose to emphasize other REIT products over our offering. As of March 23, 2012, we had raised $61,275,324 in gross offering proceeds from our public offering, including $948,962 in gross offering proceeds from the DRP. If we raise substantially less than the maximum offering amount in our public offering, we will make fewer investments, resulting in less diversification in terms of the number of investments we own, the geographic regions in which our real properties are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer-term investment objectives, increasing the likelihood that any single investment's poor performance would materially affect our overall investment performance. Our inability to raise substantial funds and make investments would also increase our fixed operating expenses as a percentage of gross income. As of December 31, 2011, our total operating expenses were 2.0% of our average invested assets and (17.2)% of our net income (loss). Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.
Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
U.S. and global financial markets have recently experienced extreme volatility and disruption. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. If potential purchasers of real properties have difficulty finding debt to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Our Investments.”

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. As a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time and the full extent of the impact of the Dodd-Frank Act on our operations is currently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2011, of our eight multifamily properties, three properties were located in the Kansas City, Missouri metropolitan area and two properties were located in Louisville, Kentucky. These properties represent approximately 36.6% of our total revenues. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
Our ability to successfully conduct our public offering is dependent, in part, on the ability of the dealer manager to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers.
The dealer manager for our public offering is Steadfast Capital Markets Group, LLC, which we refer to as “Steadfast Capital Markets Group” or our “dealer manager.” Other than serving as dealer manager for our public offering, Steadfast Capital Markets Group has no experience acting as a dealer manager for a public offering. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to hire and retain key employees and to establish, operate and maintain a network of licensed securities broker-dealers and other agents. The success of the dealer manager will be determined in large part by Gregory Brakovich and James Shepherdson, co-principals of the dealer manager, and Philip Meserve, president and chief executive officer of the dealer manager, the loss of such services could harm our ability to raise capital. If the dealer manager is unable to hire qualified employees and build a sufficient network of broker-dealers, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. For the year ended December 31, 2011, all distributions paid to our stockholders were funded from offering proceeds from our public offering. To the extent we fund distributions from the net proceeds of our public offering, we will have less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations and your overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions, but we may determine to use net proceeds of our public offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from our public offering to fund distributions.
We may also fund distributions from advances from our advisor or sponsor or the deferral by our advisor of fees payable under the Advisory Agreement. Our obligation to pay all fees due to the advisor from us pursuant to the Advisory Agreement will be deferred during our offering stage to provide additional funds to support the payment of distributions to our stockholders to the extent that the distributions we pay during any calendar quarter exceed our adjusted funds from operations (as defined in the Advisory Agreement) for such calendar quarter up to cash distributions equal to a 7.0% annualized distribution rate, prorated for such quarter. The amount of fees that may be deferred is limited to an aggregate amount of $5 million. To the extent we pay distributions at an annualized rate lower than 7.0%, the amount of fees that are required to be deferred by our advisor could decrease. If we pay distributions at an annualized rate that is greater than 7.0%, our advisor is not required to defer fees for the amount equal to the amount paid in excess of a 7.0% annualized distribution. In each case, the amount of fees that are required to be deferred by our advisor may decrease which would reduce the funds we have available for investments.
In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder's basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
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
Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold them for an indefinite period of time.
In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a “liquidity event,” that may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. Our board of directors has determined that it will evaluate whether to pursue a possible liquidity event no later than January 1, 2015. If we have not determined to pursue a liquidity event by December 31, 2016, our charter requires that we either (1) seek stockholder approval of our liquidation or (2) postpone presenting the liquidation decision to our stockholders if a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders. If a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders, our charter requires our board of directors to reconsider whether to seek stockholder approval of our liquidation at least annually. Further postponement of a liquidity event or stockholder action regarding liquidation would only be permitted if a majority of our board of directors, including a majority of the independent directors, again determined that liquidation would not be in the best interests of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to consummate our liquidation and would not require our board of directors to reconsider whether to seek stockholder approval of our liquidation, and we could continue to operate as before. If, however, we sought and obtained stockholder approval of a liquidation, we would begin an orderly sale of our assets. Because our charter does not require us to pursue a liquidity event by a specified date, you should be prepared to hold them for an indefinite period of time.
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
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor's assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could have an adverse effect on our financial condition and ability to make distributions to our stockholders.
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
Our share repurchase plan contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase plan limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average of the number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to amend or terminate the share repurchase plan at any time upon 30 days' notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase plan and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase plan, you may be forced to do so at a discount to the purchase price you paid for your shares.
Our success is dependent on the performance of our advisor and its affiliates.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets and contributed to a general slow down in the real estate industry. The failure to achieve a sustained economic recovery or renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that our advisor and its affiliates have recently experienced, and would continue to put downward pressure on our advisor's and its affiliates' revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.
Additionally, as a newly formed entity, our advisor will rely primarily on the fees it receives pursuant to the Advisory Agreement and capital from our sponsor to fund its operations and liabilities. If our advisor has insufficient cash from operations to meet its obligations under the Advisory Agreement and is unable to obtain financing, we would be adversely impacted.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.
Delays in selecting, acquiring and developing real properties could adversely affect investor returns. Because we are conducting our public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of the date of this annual report, we have purchased eight multifamily properties. If we are unable to access sufficient additional capital, we may suffer from delays locating and acquiring suitable investments.
Events in U.S. financial markets have had, and may continue to have, a negative impact on the terms and availability of credit and the overall national economy, which could have an adverse effect on our business and our results of operations.
The failure of large U.S. financial institutions in 2009 and the resulting turmoil in the United States financial sector has had, and continues to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit and a further economic downturn. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening of the credit markets may limit our ability to finance the acquisition of properties and other real estate-related assets on favorable terms, if at all, and may result in increased financing costs or financing with increasingly restrictive covenants.
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
Pursuant to the terms of the Advisory Agreement, if we cease to retain our advisor or one of its affiliates to perform substantial advisory services for us, we are required, upon receipt of written request from our advisor, to cease to conduct business under or use the name “Steadfast” or any derivative thereof and to change our name and the names of our subsidiaries to a name that does not contain the word “Steadfast” or any other word or words that might, in the reasonable discretion of our advisor, indicate some form of relationship between us and our advisor or its affiliates. If we are required to cease to conduct business under or use the name “Steadfast” or any derivative thereof, it could have an adverse effect on our ability to achieve our investment objectives.

Risks Relating to Our Organizational Structure
Maryland law and our organizational documents limit your right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result of these limitations on liability and indemnification provisions and agreements, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if indemnification rights were not granted.
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
Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership's and subsidiaries' investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.
We expect that most of our assets will be held through wholly-owned or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership's wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

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
Our ability to achieve our investment objectives is dependent upon the performance of our advisor. Our success depends to a significant degree upon the continued contributions of certain of the key personnel of our advisor, each of whom would be difficult to replace. We currently do not have key man life insurance on any of our advisor's personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of any these individuals, our operating results could suffer.

Our advisor and its affiliates, including our officers and our affiliated directors, will face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.
Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and allows our advisor to earn increased acquisition fees and investment management fees;

•	real property sales, since the investment management fees and property management fees payable to our advisor and its affiliates would decrease upon the disposition of an investment; and

•	the purchase of assets from our sponsor and its affiliates, which may allow our advisor or its affiliates to earn additional acquisition fees, investment management fees and property management fees.
Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee in connection with such transactions. Certain potential acquisition fees and investment management fees payable to our advisor and property management fees payable to our property manager will be paid irrespective of the quality of the underlying real estate or property management services. These fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest. Our advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. This could result in decisions that are not in the best interests of our stockholders.
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
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, the amount of proceeds raised in our public offering and our advisor's ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
In addition, we may compete with affiliates of our advisor for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our sponsor or enter into joint ventures with affiliates of our sponsor. As a result, in any such transaction we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
Our advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, our sponsor or its affiliates or through a joint venture with affiliates of our sponsor. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
The fees we pay to affiliates in connection with our public offering and in connection with the acquisition and management of our investments were determined without the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor, our property managers, the dealer manager and other affiliates for services they provide for us were determined without the benefit of arm's-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.
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
Real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of the real properties we acquire may have some level of vacancy at the time of closing of our acquisition of the property. Certain other real properties may be specifically suited to the particular needs of a tenant and may become vacant. There can be no assurances that we will have the funds available to correct defects or make capital improvements necessary to attract replacement tenants. As a result, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.
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
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. These competitors may have greater experience and financial strength than us giving them an advantage in attracting tenants to their properties.
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
Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
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
Our leases with commercial tenants of some of our properties are expected to be short-term leases, which may result in increased operating expenses if those tenants vacate their space and we are forced to locate new tenants.
We expect that a portion of our portfolio of real property investments will be comprised of properties with commercial tenants. The leases for these commercial tenants may be short-term leases, ranging from one to five year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term commercial leases at our properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.
Tenant and tenant roll concentrations may decrease the value of our investments.
A commercial property typically has a few major tenants that lease a significant portion of the property's leasable space. If any one of these major tenants defaults on its lease, this will reduce the property's income and overall value. In addition, tenant roll concentration occurs when there are significant leases that terminate in a given year. Tenant roll concentration creates uncertainty as to the future cash flow of a property or portfolio and often decreases the value a potential purchaser will pay for one or more properties. There is no guarantee that our commercial properties, if any, will not have tenant roll concentration, and if such concentration occurs, it could decrease our ability to pay distributions to our stockholders and the value of your investment.
The success of our single-tenant property investments will be subject to the financial health of their tenants and the inability of a tenant to make required lease payments or the early termination of a lease could adversely affect our business.
To the extent we invest in commercial property investments other than multifamily properties, we expect such properties will be composed of single-tenant properties. Single-tenant properties expose us to increased default risk as default by one of our significant single tenancies due to bankruptcy, operational failure or other reasons could have an adverse effect on our financial condition and ability to make distributions to our stockholders. In addition, if the current lease for a single-tenant property is terminated or not renewed, we may be required to make rent concessions, renovate the property and pay leasing commissions in order to lease the property to another tenant or sell the property in a timely manner.
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
Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases, such as leases at our multifamily properties, will generally provide that we are responsible for the property taxes, or increases therein, while other leases will generally provide that such taxes are charged to the lessees as an expense related to the real properties that they occupy. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

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
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and, consequently, lower the amounts available for distribution to you.
The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.
Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA's requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

To the extent we invest in age-restricted communities, we may incur liability by failing to comply with the Housing for Older Persons Act, or HOPA, the Fair Housing Act, or FHA, or certain state regulations, which may affect cash available for distribution to our stockholders.
To the extent we invest in age-restricted communities, any such properties must comply with the FHA, and the HOPA. The FHA generally prohibits age-based housing discrimination; however certain exceptions exist for housing developments that qualify as housing for older persons. HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, HOPA requires (1) all residents of such developments to be at least 62 years of age or (2) that at least 80% of the occupied units are occupied by at least one person who is at least 55 years of age and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development, or HUD, for verification of occupancy. In addition, certain states require that age-restricted communities register with the state. Noncompliance with the FHA, HOPA or state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation, all of which would reduce the amount of cash available for distribution to our stockholders.
Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties and/or loss of benefits, such as rental revenues paid by government agencies.
To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.
Risks Associated with Real Estate-Related Assets
Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related assets and debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns to you.
We may allocate a portion of our portfolio to real estate-related assets. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments; and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments.
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
If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate, including those associated with the financial condition of the tenants leasing the underlying real properties and expenditures associated with the early termination or nonrenewal of a lease, such as tenant improvement costs and leasing commissions. The borrower may also be subject to tenant roll concentration, in which there are significant leases that terminate in a given year and increase the uncertainty of the future cash flow of the property to the borrower and ultimately to us as the holder of the mortgage in the event the borrower defaults. See above “—Risks Related to Investments in Real Estate.” We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties decrease, our risk will increase because of the lower value of the security associated with such loans.
Real estate loans in which we may invest are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. Any of these events could have an adverse effect on the operations of the underlying property and ability of a borrower to repay the loan.
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
Certain of the real estate-related assets that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
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
We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment. In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower's ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.
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
A portion of the real estate-related assets in which we may invest could be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders' equity without impacting net income on our income statement. Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies. If we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.
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
Some of the real-estate-related assets in which we invest may be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Risks Associated With Debt Financing
We will incur mortgage indebtedness and other borrowings that may increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.
We intend to continue to finance a portion of the purchase price of real properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, allowances for bad debt or other allowances, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the purchase of properties. To the extent that we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property's property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
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
From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. There is no assurance that outside financing will be available to us. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute our stockholders' equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
We may acquire mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65 for structuring mezzanine loans so that they will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests, and interest derived from mezzanine loans will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that do not meet all of the requirements of the safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT's existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account's investment policy;

•	your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
As of December 31, 2011, we owned eight multifamily properties, consisting of an aggregate of 1,240 multifamily units with 1,113,400 square feet of rentable space and 8,995 square feet of rentable office space. The total cost of our real estate portfolio was $69,460,000, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1, “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
Our principal executive offices are located at 18100 Von Karman Avenue, Suite 500, Irvine, CA 92612. Our telephone number, general facsimile number and website address are (949) 852-0700, (949) 852-0143 and http://www.steadfastreits.com, respectively.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2012, we had approximately 6.8 million shares of common stock outstanding held by a total of approximately 1,907 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our ongoing initial public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor estimated the value of our common stock at $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our primary offering is $10.00 per share. Our advisor has indicated that it intends to use the most recent price paid to acquire a share of our common stock in our ongoing public offering or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage.
Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; (4) the estimated value does not take into account fees and expenses we pay with respect to our operations; and (5) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2011. Distributions for all record dates of a given month are paid approximately three days after month-end. Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.001917 per share per day which is equal to a rate that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the year ended December 31, 2011 and the period from August 12, 2010 through December 31, 2010, aggregated by quarter, are as follows:

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$230,428	$314,620	$442,789	$653,008	$1,640,845
Total Per Share Distribution	$0.174	$0.174	$0.176	$0.176	$0.700
Annualized Rate Based on Purchase Price of $10.00 Per Share	7.0%	7.0%	7.0%	7.0%	7.0%

	2010
	For the period from August 12, 2010 through September 30, 2010	4th Quarter	Total
Total distributions declared	$63,588	$166,814	$230,402
Total per share distribution	$0.096	$0.176	$0.272
Annualized rate based on purchase price of $10.00 per share	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2011 and 2010 was as follows:

Ordinary income	—%
Return of capital	100%
Total	100%
In order to provide additional funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to the advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations (as defined by NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to cash distributions equal to a 7.0% cumulative non-compounded annual return on stockholders' invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero.

As of December 31, 2011, we had deferred $680,359 in fees payable to our advisor pursuant to the terms of our advisory agreement. “Adjusted funds from operations” is equivalent to modified funds from operations described herein. For a discussion of how we calculate funds from operations and modified funds from operations, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds from Operations.”
We are only obligated to reimburse our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations for the period beginning on the date of the commencement of our private offering through the date of any such reimbursement exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such reimbursement or (2) cash distributions equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of this offering through the date of such reimbursement. Our obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. No interest will accrue on the fees deferred by our advisor.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
We were initially capitalized with $202,007, of which $200,007 was contributed by our sponsor on June 12, 2009, in exchange for 22,223 shares of our common stock and $1,000 of which was contributed by our advisor on July 10, 2009, in exchange for 1,000 shares of our convertible stock. In addition, our advisor invested $1,000 in our operating partnership in exchange for its limited partnership interests. The issuance of our shares of common stock and convertible stock to our affiliates were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.
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
We conducted a private offering of up to $94,000,000 in shares of common stock at $9.40 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act) pursuant to a confidential private placement memorandum dated October 13, 2009, as supplemented. We terminated the private offering on or about July 9, 2010, at which time we had raised gross proceeds of $5,844,325, and incurred offering costs of $876,649, from the sale of 637,279 shares of our common stock. Each of the purchasers of our common stock in the private offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuance of our common shares in the private offering was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
On April 15, 2010, we granted 5,000 shares of restricted stock to each of our three independent directors pursuant to our independent directors' compensation plan in connection with raising the minimum offering amount of $2,000,000 in our private offering. On August 10, 2011, we granted 2,500 shares of restricted stock to each of our three independent directors pursuant to our independent directors' compensation plan in connection with their reelection to our board of directors at our annual meeting of stockholders. On October 24, 2011, we granted 5,000 shares of restricted common stock to one of our independent directors pursuant to our independent directors' compensation plan in connection with her initial election to the board of directors. The shares of restricted stock issued pursuant to our independent directors' compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
On October 23, 2011, in connection with the resignation of one of our independent directors, we canceled 4,375 shares of restricted common stock, representing the forfeiture of the unvested portion of his shares of restricted stock issued pursuant to the independent directors' compensation plan.

On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. As of December 31, 2011, we had sold 3,947,718 shares of our common stock in our public offering for gross offering proceeds of $39,239,068, including 62,849 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $597,065. Our public offering will terminate on the earlier of July 9, 2013, unless extended, or the date we sell all the shares offered in our primary offering.
As of December 31, 2011, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. Steadfast Capital Markets Group, LLC, the dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$3,672,803	Actual
Other organization and offering costs	2,123,497	Actual
Total expenses	$5,796,300	Actual
Total public offering proceeds (excluding DRP proceeds)	$38,642,003	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual
From the commencement of our initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $33,442,768, including net offering proceeds from our distribution reinvestment plan of $597,065. For the year ended December 31, 2011, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 15%.
We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2011, we had invested in eight multifamily properties for a total purchase price of $69,460,000. These property acquisitions were funded from proceeds of our offerings and $48,065,000 in secured financings.
Share Repurchase Plan
There is no market for our common stock and, as a result, there is risk that a stockholder may not be able to sell shares of common stock at a time or price acceptable to the stockholder. To allow stockholders to sell their shares of common stock in limited circumstances, our board of directors has approved a share repurchase plan.
We have limited the number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under our distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by the board of directors. Unless shares of common stock are being redeemed in connection with a stockholder's death or disability, we will not redeem shares until they have been outstanding for at least one year.

Under the share repurchase plan, prior to the completion of the offering stage (as defined below), the purchase price for shares repurchased by us under the plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Primary Offering Price
2 years	95.0% of Primary Offering Price
3 years	97.5% of Primary Offering Price
4 years	100.0% of Primary Offering Price
In the event of a stockholder's death or disability	Average Issue Price for Shares(2)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder's shares.
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
Repurchases of shares of our common stock will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter, which we refer to as the "repurchase date." As of December 31, 2011, we had not redeemed any shares under the share repurchase plan. For the year ended December 31, 2011, we received redemption requests of 22,874 shares for a redemption value of $211,588 with a repurchase date of January 2012.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2011 and 2010 and the period from May 4, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our results of operations for the years ended December 31, 2011 and 2010 are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. During the period from May 4, 2009 (inception) to August 10, 2010, we had been formed and commenced our private offering and initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.

	As of December 31,
	2011	2010	2009
Balance sheet data
Total real estate, net	$66,751,176	$17,011,752	$—
Total assets	81,852,261	20,171,682	202,007
Notes payable	47,973,049	11,650,000	—
Total liabilities	51,243,185	12,926,977	—
Redeemable common stock	385,458	57,827	—
Total stockholders' equity	30,223,618	7,186,878	201,007

	For the Years Ended December 31,		For the Period from May 4, 2009 (Inception) to December 31, 2009
	2011	2010
Operating data
Total revenues	$5,710,173	$828,230	$—
Net loss	(4,049,010)	(2,163,581)	—
Net loss attributable to common stockholders	(4,049,010)	(2,162,581)	—
Net loss per common share - basic and diluted	(1.72)	(4.27)	—
Other data
Cash flows used in operating activities	(1,095,144)	(455,876)	—
Cash flows used in investing activities	(52,939,660)	(10,902,324)	—
Cash flows provided by financing activities	63,377,288	14,014,390	202,007
Distributions declared	1,640,845	230,402	—
Distributions declared per common share(1)	0.700	0.272	—
Weighted-average number of common shares outstanding, basic and diluted	2,358,867	506,003	22,223
FFO(2)	(1,471,548)	(1,623,009)	—
MFFO(2)	469,670	(940,466)	—

________________

(1)
Distributions declared per common share for the year ended December 31, 2011 assumes each share was issued and outstanding each day from January 1, 2011 through December 31, 2011. Distributions declared per common share for the year ended December 31, 2010 assumes each share was issued and outstanding each day from August 12, 2010 (the first day distributions began to accrue) through December 31, 2010. Distributions for the period from August 12, 2010 through December 31, 2011 are based on daily record dates and calculated at a rate of $0.001917 per share per day.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the "Selected Financial Data" above and our accompanying consolidated financial statements and the notes thereto included in this annual report. Also see "Forward Looking Statements" preceding Part I.
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On July 23, 2009, we filed a registration statement on Form S-11, or the registration statement, with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (subject to certain discounts). We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share (subject to certain discounts). From the commencement of our public offering on July 19, 2010 to December 31, 2011, we had sold 3,947,718 shares of common stock in our public offering for gross proceeds of $39,239,068, including 62,849 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $597,065. Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325. As of December 31, 2009, no shares had been sold in our public offering or private offering. Our public offering will terminate on the earlier of July 9, 2013 or the date we sell all the shares offered in our public offering, unless extended by our board of directors.
If we extend our offering beyond two years from the date of its commencement, our board of directors may, in its sole discretion, from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. If we determine to change the price at which we offer our shares of our common stock in our public offering, we do not anticipate that we will do so more frequently than quarterly. Our advisor will calculate our estimated net asset value per share by dividing our net asset value by the number of shares of our common stock outstanding. Our net asset value will be determined by subtracting (1) our liabilities, including the accrued fees and other expenses attributable to this offering and our operations, from (2) our assets, which will consist almost entirely of the value of our interest in our operating partnership. The value of our operating partnership is the excess of the fair value of its assets (including real estate properties, real estate-related assets and other investments) over the fair value of its liabilities (including debt and the expenses attributable to its operations), as determined by our advisor.
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
Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we transfer substantially all of the net proceeds of our public offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
We have made an election to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ended December 31, 2010. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report and our registration statement and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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

Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances. As of December 31, 2011, our borrowings were not in excess of 300% of the value of our net assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager for our initial public offering. During our organization and offering stage, these payments include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of our initial public offering. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. We expect that our principal sources of working capital will include:

•	current cash balances;

•	proceeds from the sales of shares of common stock in our offering;

•	various forms of secured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership's private placements, if any;

•	proceeds from our distribution reinvestment plan; and

•	cash from operations.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, the proceeds from our public offering, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership's private placements of securities, if any, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings, including entering into a credit facility, and equity capital from joint venture partners. We may also conduct additional public or private offerings of interests in us or our operating partnership. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As of December 31, 2011, we had not identified any sources for these types of financings; however, we continue to evaluate various possible sources of financing. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
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
Cash Flows from Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2011, we owned eight multifamily properties. During the year ended December 31, 2011, net cash used in operating activities was $1,095,144 compared to net cash used in operating activities of $455,876 during the year ended December 31, 2010. Net cash used in operating activities increased in 2011 primarily due to increased costs associated with the six additional multifamily properties acquired during 2011. We expect cash used in operating activities to increase in future periods as a result of the costs incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect cash flows from operations to increase as we expand our property portfolio and stabilize its operations.
Cash Flows from Investing Activities
Our cash flows from investing activities will vary based on how quickly we raise funds in our continuous initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2011, net cash used in investing activities was $52,939,660 compared to net cash used in investing activities of $10,902,324 during the year ended December 31, 2010. The increase in net cash used in investing activities was primarily due to the acquisition of six multifamily properties during 2011.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our continuous initial public offering, net of distributions paid to our stockholders and commissions and fees paid to our dealer manager, and the issuance of notes payable. During the year ended December 31, 2011, net cash provided by financing activities was $63,377,288 compared to net cash provided by financing activities of $14,014,390 during the year ended December 31, 2010. Net cash provided by financing activities during the year ended December 31, 2011 consisted of the following:

•
$28,280,861 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $3,198,703 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,765,418;

•	$887,472 of net cash distributions, after giving effect to distributions reinvested by stockholders of $562,347; and

•	$35,983,899 of cash provided by issuance of notes payable, net of deferred financing costs in the amount of $339,150 and principal payments of $91,951.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds in our public offering. In order to facilitate investments in the early stages of our operations, we may temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter's leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2011, our borrowings were not in excess of 300% of the value of our net assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our initial public offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2011, we had notes payable totaling an aggregate principal amount of $47,973,049. For more information on our outstanding indebtedness, see Note 5 (Notes Payable) to the consolidated financial statements included in this Annual Report on Form 10-K.
The following is a summary of our contractual obligations as of December 31, 2011:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Interest payments on outstanding debt obligations(1)	$11,873,964	$2,194,495	$2,192,910	$1,878,378	$1,750,973	$1,426,930	$2,430,278
Principal payments on outstanding debt obligations(2)	47,973,049	243,842	5,620,642	647,152	7,324,808	699,600	33,437,005
Total	$59,847,013	$2,438,337	$7,813,552	$2,525,530	$9,075,781	$2,126,530	$35,867,283
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2011. We incurred interest expense of $1,186,938 during the twelve months ended December 31, 2011, including amortization of deferred financing costs totaling $32,964.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of our mortgage notes.
Results of Operations
Overview
During the period from May 4, 2009 (inception) to August 11, 2010, we had been formed and had commenced both our private and public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. On August 11, 2010, we acquired our first real estate investment and, accordingly, commenced operations on that date. As of December 31, 2011, we owned eight multifamily properties compared to owning only two multifamily properties at December 31, 2010. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the year ended December 31, 2011 and 2010 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our continuous public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. Furthermore, we have not yet operated any of our properties for a period sufficient to allow for a comparative analysis of stabilized operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Net loss
For the year ended December 31, 2011, we had a net loss of $4,049,010 compared to a net loss of $2,163,581 for the year ended December 31, 2010. The increase in net loss of $1,885,429 over the prior year is primarily due to the increase in depreciation and amortization expenses of $2,036,890, the increase in interest expense of $1,022,951, the increase in operating and management expenses of $1,724,873 and the increase in fees to affiliates of $1,099,332, partially offset by the increase in total revenues of $4,881,943. The increase in these expenses is due primarily to our acquisition of six multifamily properties during the year ended December 31, 2011.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2011 were $5,710,173 compared to $828,230 for the year ended December 31, 2010. The increase of $4,881,943 is primarily due to the fact that we owned eight multifamily properties as of December 31, 2011 compared to two multifamily properties as of December 31, 2010. Additionally, our average monthly rent increased from $736 as of December 31, 2010 to $745 as of December 31, 2011, our total units increased by 903 to 1240 as of December 31, 2011 and the average monthly occupancy of our portfolio improved from 87.8% as of December 31, 2010 to 94.1% as of December 31, 2011. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses for the year ended December 31, 2011 were $2,022,124 compared to $297,251 for the year ended December 31, 2010. The increase of $1,724,873 is primarily due to the fact that we operated eight multifamily properties as of December 31, 2011 compared to two multifamily properties as of December 31, 2010. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Real estate taxes and insurance
Real estate taxes and insurance for the year ended December 31, 2011 were $756,403 compared to $138,181 for the year ended December 31, 2010. The increase of $618,222 was due to the acquisition of six multifamily properties in 2011 and the continuing operation of the existing properties as of December 31, 2010. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2011 were $1,519,026 compared to $419,694 for the year ended December 31, 2010. The increase of $1,099,332 was primarily due to acquisition fees earned by our advisor, which totaled $1,060,073 for the year ended December 31, 2011 compared to acquisition fees of $357,637 for the year ended December 31, 2010. Additionally, the property management and investment management fees increased in 2011 as a result of the growth of our property portfolio during the year. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2011 were $2,577,462 compared to $540,572 for the year ended December 31, 2010. The increase of $2,036,890 was primarily due to the increase in depreciable and amortizable assets of $47,424,396 during 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the year ended December 31, 2011 was $1,186,938 compared to $163,987 for the year ended December 31, 2010. The increase of $1,022,951 was primarily due to the increase in the notes payable balance of $36,323,049 during 2011. Included in interest expense is the amortization of deferred financing costs of $32,964 and $1,110 for the years ended December 31, 2011 and 2010, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

General and administrative expense
General and administrative expenses for the year ended December 31, 2011 were $816,085 compared to $1,108,220 for the year ended December 31, 2010. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, transfer agent fees, other professional fees, and independent director compensation. The decrease of $292,135 in general and administrative expenses during 2011 was primarily due to our advisor incurring $1,975,549 of operating expenses on our behalf for the year ended December 31, 2011, which are not included in the accompanying consolidated statements of operations as these expenses are not yet reimbursable to our advisor due to the limitation on total operating expenses we may incur included in our charter. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.
Acquisition costs
Acquisition costs for the year ended December 31, 2011 were $881,145 compared to $323,906 for the year ended December 31, 2010, and relate primarily to our acquisition of multifamily properties. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.
Inflation
Substantially all of our multifamily property leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit tenants to leave at the end of the lease term and therefore will expose us to the effects of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
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
As of December 31, 2011, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable. However, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our company or another similar transaction) until 2015. Thus, as a limited life REIT, we will not continuously purchase assets and will have a limited life.
Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate

MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly.
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
Reconciliation of net loss to FFO and MFFO:	2011	2010
Net loss	$(4,049,010)	$(2,163,581)
Depreciation of real estate assets	1,153,535	149,928
Amortization of lease-related costs	1,423,927	390,644
FFO	$(1,471,548)	$(1,623,009)
Acquisition fees and expenses(1)	1,941,218	681,543
Net loss attributable to noncontrolling interest	—	1,000
MFFO	$469,670	$(940,466)

FFO per share - basic and diluted	$(0.62)	$(3.21)
MFFO per share - basic and diluted	0.20	(1.86)
Net loss per share - basic and diluted	(1.72)	(4.28)
Weighted - average number of common shares outstanding, basic and diluted	2,358,867	506,003
________________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.
Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) acquisition costs of the property owner, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (5) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our retail, office or multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of our NOI to net loss for the years ended December 31, 2011 and 2010 computed in accordance with GAAP:

	For the year ended December 31,
	2011	2010
Net loss	$(4,049,010)	$(2,163,581)
Fees to affiliates(1)	1,319,060	389,478
Depreciation and amortization	2,577,462	540,572
Interest expense	1,186,938	163,987
General and administrative expenses(2)	787,014	1,093,966
Acquisition costs	881,145	323,906
Net operating income	$2,702,609	$348,328
________________

(1)	Excludes property management fees of $199,966 and $30,216, which are included in NOI for the years ended December 31, 2011 and 2010, respectively.

(2)	Excludes certain general and administrative expenses of $29,071 and $14,254, which are included in NOI for the years ended December 31, 2011 and 2010, respectively.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. During the early stages of our operations, we may declare distributions in excess of our cash from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our REIT taxable income each year.
Distributions (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guaranty that we will pay distributions at this rate in the future if at all.
Distributions declared and paid were as follows for the year ended December 31, 2011:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Net Cash Used In Operating Activities
			Cash	Reinvested	Total
First Quarter 2011	$230,428	$0.174	$132,474	$75,339	$207,813	$(292,481)
Second Quarter 2011	314,620	0.174	176,308	110,483	286,791	(68,051)
Third Quarter 2011	442,789	0.176	238,089	156,007	394,096	(231,143)
Fourth Quarter 2011	653,008	0.176	340,601	220,518	561,119	(503,469)
	$1,640,845	$0.700	$887,472	$562,347	$1,449,819	$(1,095,144)
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001917 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the year ended December 31, 2011, we paid aggregate distributions of $1,449,819, including $887,472 of distributions paid in cash and 59,194 shares of our common stock issued pursuant to our distribution reinvestment plan for $562,347. For the year ended December 31, 2011, we had a net loss of $4,049,010. We had negative FFO for the year ended December 31, 2011 of $1,471,548 and net cash used in operating activities was $1,095,144. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from our private and public offerings. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our real estate and real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors,” and “—Results of Operations.”
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to the advisor pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our adjusted funds from operations, the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to cash distributions equal to a 7.0% cumulative non-compounded annual return on stockholders' invested capital, prorated for such quarter. For purposes of determining any deferral amount, if, during any calendar quarter during our offering stage, our adjusted funds from operations is negative, the adjusted funds from operations will be deemed to be zero.
We are only obligated to pay our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations for the period beginning on the date of the commencement of our private offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such payment or (2) cash distributions equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of our initial public offering through the date of such payment. Our obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. We will not pay interest on the deferred fees if and when such fees are paid to our advisor.
We accrue the probable and estimable amount of deferred fees payable and such deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred. As of December 31, 2011, payment of $680,359 of our fees earned by our advisor had been accrued and deferred pursuant to the terms of our Advisory Agreement.
Off-Balance Sheet Arrangements
As of December 31, 2011 and 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor, Steadfast Income Advisor, LLC, and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13 “Certain Relationships and Related Transactions, Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs are expensed as incurred. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

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
We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we estimate the amount of lost rentals using market rates during the expected lease-up periods.
We record above-market and below-market in-place lease values for acquired properties, if any, based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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
Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss).
Impairment of Real Estate Assets
We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.
Rents and Other Receivables
We will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain an allowance for deferred rent receivable related to the straight-lining of rents.
Revenue Recognition
We lease apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
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
When available, we utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument we own to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and we will establish a fair value by assigning weights to the various valuation sources.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Accounting for Stock-Based Compensation
We amortize the fair value of stock-based compensation awards to expense over the vesting period and record any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and related dealer manager fees) to be paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.
After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us in connection with the initial public offering exceed 15% of the gross proceeds raised in our initial public offering.

We may also reimburse costs of bona fide training and education meetings held by us (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for our initial public offering to exceed 10% of the gross proceeds of our initial public offering, as required by the rules of FINRA.
We are obligated to reimburse our advisor, the dealer manager, or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor would be obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and offering costs incurred by us in our initial public offering exceed 15% of the gross offering proceeds of our initial public offering. Any reimbursement of expense paid to our advisor will not exceed actual expenses incurred by our advisor.
Reimbursements to our advisor or our affiliates for offering costs paid by them on our behalf with respect to our private offering are not limited to 15% of the gross offering proceeds of our private offering. However, we will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of our private offering unless approval is obtained from our independent directors. The independent directors have not approved the reimbursement of such excess costs from our private offering. Accordingly, we have not accrued for the reimbursement of organization and offering costs of the private offering in excess of 15% of gross offering proceeds raised in the private offering until such time as these costs are approved by the independent directors.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2011 and 2010, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2011 and 2010.
Recently Issued Accounting Standards
For a discussion of recently issued accounting pronouncements, see Note 2 (Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements), to the consolidated financial statements included in this Annual Report on Form 10-K.

Subsequent Events
Acquisition of Multifamily Properties
Windsor on the River
On January 26, 2012, we acquired a fee simple interest in a 424-unit multifamily residential property located in Cedar Rapids, Iowa commonly known as the Windsor on the River Apartments, or the Windsor property. We acquired the Windsor property for an aggregate purchase price of $33,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Windsor property with a combination of (1) proceeds from our public offering and (2) the assumption of an existing loan from the Iowa Finance Authority to the seller of the Windsor property with a remaining principal amount of $23,500,000. An acquisition fee of approximately $666,353 was earned by our advisor in connection with the acquisition of the Windsor property.
Renaissance St. Andrews
On February 17, 2012, we acquired a fee simple interest in a 216-unit multifamily residential property located in Louisville, Kentucky commonly known as the Renaissance St. Andrews, or the Renaissance property. We acquired the Renaissance property for an aggregate purchase price of $12,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Renaissance Property with (1) proceeds from our public offering and (2) the proceeds of a loan from W&D Interim Lender, LLC in the original principal amount of $7,000,000. An acquisition fee of approximately $255,000 was earned by our advisor in connection with the acquisition of the Renaissance property.
Spring Creek
On March 9, 2012, we acquired a fee simple interest in a 252-unit multifamily residential property located in Edmond, Oklahoma commonly known as the Spring Creek of Edmond Apartments, or the Spring Creek property. We acquired the Spring Creek property for an aggregate purchase price of $19,350,000, exclusive of closing costs. We financed the payment of the purchase price for the Spring Creek property with (1) proceeds from our public offering and (2) the assumption of an existing loan from Wells Fargo Commercial Mortgage in the principal amount of $13,876,940. An acquisition fee of approximately $390,000 was earned by our advisor in connection with the acquisition of the Spring Creek property.
Distributions Paid
In January 2012, we paid distributions of $254,695, which related to distributions declared for each day in the period from December 1, 2011 through December 31, 2011 and consisted of cash distributions paid in the amount of $153,255 and $101,440 in shares issued pursuant to our distribution reinvestment plan.
In February 2012, we paid distributions of $291,598, which related to distributions declared for each day in the period from January 1, 2012 through January 31, 2012 and consisted of cash distributions paid in the amount of $172,448 and $119,150 in shares issued pursuant to our distribution reinvestment plan.
In March 2012, we paid distributions of $319,388, which related to distributions declared for each day in the period from February 1, 2012 through February 29, 2012 and consisted of cash distributions paid in the amount of $188,081 and $131,307 in shares issued pursuant to our distribution reinvestment plan.
Redemption
On January 31, 2012, we redeemed 22,874 shares of our common stock for a total redemption value of $211,588, or $9.25 per share, pursuant to our share repurchase plan.
Status of Our Offering
We commenced our initial public offering on July 19, 2010. As of March 23, 2012, we had sold 6,160,760 shares of common stock in the public offering for gross proceeds of $61,275,324, including 99,891 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $948,962. Total shares sold as of March 23, 2012 in the private offering and public offering were 6,837,473 shares representing gross proceeds of $66,987,611, including 99,891 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $948,962.

Extension of Our Offering
On March 13, 2012, our board of directors approved an extension of our primary offering for an additional year to July 9, 2013. We may terminate our offering at any time.

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
We have historically borrowed funds primarily at fixed rates. We intend to continue to do so for the foreseeable future. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2011, the fair value estimate of our fixed rate debt was $48,555,347 and the carrying value of our fixed rate debt was $47,973,049. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
The weighted-average interest rate of our fixed rate debt was 4.52% at December 31, 2011. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2011 where applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	61	Chairman of the Board, Chief Executive Officer and President
Kevin J. Keating	49	Treasurer
Ana Marie del Rio	57	Secretary
James A. Shepherdson	59	Affiliated Director
Scot B. Barker	63	Independent Director
Larry H. Dale	66	Independent Director
Ella Shaw Neyland	57	Independent Director
________________
 Rodney F. Emery serves as the Chairman of the Board, Chief Executive Officer and President, a position he has held since our inception in May 2009. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our board of directors, excluding Mr. Emery, has determined that the leadership positions previously and currently held by Mr. Emery and Mr. Emery's extensive experience acquiring, financing, developing and managing hotel, multifamily, office, and retail real estate assets throughout the country have provided Mr. Emery with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Emery is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Kevin J. Keating serves as the Treasurer, a position he has held since April 2011. Mr. Keating has also served as the Chief Accounting Officer for our advisor since April 2011 where he has focused primarily on the accounting function and compliance responsibilities for us and our advisor. Prior to joining our advisor, Mr. Keating served as Senior Audit Manager with BDO, USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as an Assistant Controller and Audit Manager for Ernst & Young, LLP from 1988-1999. Mr. Keating holds a Bachelor of Science, Accounting from St. John's University and is a certified public accountant.

Ana Marie del Rio serves as the Secretary and Compliance Officer, a position she has held since our inception in May 2009. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies' residential units, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, transportation projects, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
James A. Shepherdson serves as one of our affiliated directors, a position he has held since August 2011. Mr. Shepherdson has served as a member of the Board of Managers of Steadfast Capital Markets Group, LLC since February 2011 and has worked in the investment industry for over 30 years. Mr. Shepherdson has also served as a Manager of Crossroads Capital Advisors, LLC and its parent, Crossroads Capital Group, LLC since April, 2011. Mr. Shepherdson served as President of Retirement Services and Senior Executive Vice-President of AXA Equitable Life Insurance Company from August 2005 to March 2011. Mr. Shepherdson had overall responsibility for AXA Equitable's retirement and annuity business, which included wholesale distribution through AXA Distributors, the company Mr. Shepherdson co-founded in 1996. While serving as President and Chief Executive Officer of AXA Distributors from August 2005 to March 2011, Mr. Shepherdson oversaw over $30 billion in sales. From September 2009 to November 2011, Mr. Shepherdson also served as Chairman of AXA Life Europe and Chief Executive Officer of AXA Global Distributors, where he distributed proprietary annuity products through global and national banking institutions throughout Europe. Mr. Shepherdson served as President and Chief Executive Officer of John Hancock Funds, a vertically integrated mutual fund company from May 2004 to July 2005. Mr. Shepherdson served as co-Chief Executive Officer of MetLife Investors from April 2000 to June 2002. Mr. Shepherdson received a Master of Business Administration degree, with honors, and a Bachelor of Science in Business Administration from the University of Southern California. Mr. Shepherdson holds FINRA Series 22, 26, 39 and 6 licenses.
Our board of directors, excluding Mr. Shepherdson, has determined that the prior leadership positions which Mr. Shepherdson has held and Mr. Shepherdson's extensive experience in the investment industry provided Mr. Shepherdson with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Shepherdson is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Scot B. Barker serves as one of our independent directors, a position he has held since September 2009. From December 2003 to his retirement in December 2005, Mr. Barker served as President and Chief Operating Officer of GMAC Commercial Holding Corp., or GMACCH, one of the nation's largest financiers of commercial real estate. Mr. Barker served as President of GMACCH Capital Markets Corp from 1998 to December 2003. During his tenure at GMACCH, Mr. Barker oversaw the firm's real estate lending and investing activities in North America, Latin America, Asia and Europe. In 1978, Mr. Barker and several associates formed Newman and Associates, Inc., an investment banking firm specializing in financing affordable multifamily housing with tax exempt municipal securities. Mr. Barker served as Vice-President of Newman and Associates, Inc. from 1978 to 1984 and as President from 1984 to 1998, when Newman and Associates was acquired by GMACCH. Prior to founding Newman and Associates, Mr. Barker served as Vice-President with Gerwin & Co. from 1973 to 1978. Mr. Barker has been involved in a variety of professional and not-for-profit groups primarily focused on housing related business. Mr. Barker currently serves on the board of directors of the Rocky Mountain Mutual Housing Association and the Colorado Housing Assistance Corporation, where he was a past chairman. Mr. Barker was a past president of the National Housing and Rehabilitation Association and a past member of the Federal National Mortgage Association (Fannie Mae) Housing Impact Advisory Council. Mr. Barker received a Bachelor of Arts from Colorado College and a Master of Business Administration from the University of Denver.

Our board of directors, excluding Mr. Barker, has determined that the prior leadership positions which Mr. Barker has held and Mr. Barker's extensive experience with the financing of commercial real estate and multifamily housing have provided Mr. Barker with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Barker is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Larry H. Dale serves as one of our independent directors, a position he has held since September 2009. In March 2009, Mr. Dale retired as a Managing Director of Citi Community Capital, or CCC, a leading investment banking group specializing in affordable housing financing and a division of Citigroup's Municipal Securities Division, where Mr. Dale was responsible for the overall management and oversight of the operation of the division. As an employee of CCC, Mr. Dale was involved in lending decisions and equity sales with us. Mr. Dale joined the predecessor company to CCC in 1997. From July 1987 to January 1997, Mr. Dale served as a Senior Vice President of Fannie Mae, leading its apartment financing and affordable housing efforts. Prior to joining Fannie Mae, Mr. Dale served from 1984 to 1987 as Vice President of Newman and Associates, Inc., an investment banking firm focused on financing affordable multifamily housing with tax exempt municipal securities. Prior to joining Newman and Associates, Mr. Dale served from 1981 to 1983 as President of Mid-City Financial Corporation, a regional multifamily development, financing, and management firm. From 1971 to 1981, Mr. Dale was employed by the U.S. Department of Housing and Urban Development (HUD), including service as a Deputy to the Assistant Secretary for Housing/FHA Commissioner from 1979 to 1981. Mr. Dale currently serves as Chairman of the Board of the National Equity Fund, Chairman of the Board of the Community Preservation and Development Corporation, Vice-Chairman of Mercy Housing Incorporated's Board of Trustees, a member of the board of directors and the Executive Committee of the Local Initiative Support Corporation and a member of the Advisory Board of the Paramount Community Development Fund, the Capmark Community Development Fund, the Mercy Loan Fund New Market Tax Credit (NMTC) Advisory Board, the Community Impact NMTC Advisory Board, and the Local Initiatives Support Corporation's New Markets Support Company's Board of Managers. Mr. Dale received a Bachelor of Science in Materials Science from Cornell University and a Master of Political Science from the Maxwell School at Syracuse University.
Our board of directors, excluding Mr. Dale, has determined that the prior leadership positions which Mr. Dale has held and Mr. Dale's extensive experience in financing multifamily housing have provided Mr. Dale with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Dale is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Ella Shaw Neyland, serves as one of our independent directors, a position she has held since October 2011. Ms. Neyland is a Founder and the Chief Financial Officer for Thin Centers MD, or TCMD, which provides medically supervised weight loss programs. Prior to founding TCMD in June 2010, Ms. Neyland was a Founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from June 2009 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, LTD, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a

subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland's prior service as a director and as chief financial officer have provided Ms. Neyland with the experience, skills and attributes necessary to effectively carry out her duties and responsibilities as a director. Consequently, our board of directors has determined that Ms. Neyland is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
The Audit Committee
Our board of directors has established an audit committee. The audit committee's function is to assist our board of directors in fulfilling its responsibilities by overseeing (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent auditors' qualifications and independence, and (4) the performance of the independent auditors and our internal audit function. The members of the audit committee are Scot B. Barker, Larry H. Dale and Ella Shaw Neyland. All of the members of the audit committee are “independent” as defined by our charter and the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience. The board of directors has determined that Ms. Neyland satisfies the SEC's requirements for and serves as our “audit committee financial expert.”
Investment Committee
Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker and Larry H. Dale, with Mr. Emery serving as the chairman of the investment committee.
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
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. As a result, we do not nor has our board of directors considered a compensation policy for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Directors
If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Three of our executive officers, Messrs. Emery and Keating and Ms. del Rio, manage, control or are affiliated with our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash in 2011	All Other Compensation(1)	Total
Scot B. Barker	$58,500	$55,250	$113,750
Larry H. Dale	91,000	22,750	113,750
James A. Shepherdson(2)(3)	—	—	—
Ella Shaw Neyland(4)	22,178	45,500	67,678
Jeffrey J. Brown(5)	73,250	5,688	78,938
Rodney F. Emery(2)	—	—	—
________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors' compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Directors who are also our executive officers of executive officers or our affiliates do not receive compensation for services rendered as a director.

(3)	Mr. Shepherdson, an affiliated director, was elected to our board of directors at our annual meeting on August 10, 2011.

(4)	Ms. Neyland was elected to our board of directors as an independent director on October 24, 2011.

(5)	Mr. Brown resigned from the board of directors on October 23, 2011.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•	$3,000 for each in-person board meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board or committee.
Equity Plan Compensation
We have approved and adopted an independent directors' compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors' compensation plan and subject to such plan's conditions and restrictions, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Our board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. Going forward, each new independent director that joins our board of directors receives 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director's re-election to our board of directors, he or she receives 2,500 shares of restricted common stock. The shares of restricted common stock generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director's service as a director due to his or her death or disability, or (2) a change in control.

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
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	976,875
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	976,875
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 23, 2012, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	22,223	*
Scot B. Barker	24,552	*
Larry H. Dale	10,500	*
Ella Shaw Neyland	5,000	*
James A. Shepherdson	—	*
Kevin J. Keating	—	*
Ana Marie del Rio	—	*
All officers and directors as a group	62,275	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)	Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2011 and currently proposed transactions involving us, our directors, our advisor, our sponsor and any affiliate thereof. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2011 and 2010, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to the operating partnership as the initial limited partner.
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
Our Relationships with our Advisor and our Sponsor
Steadfast Income Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Rodney F. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Del Rio, our Secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. Crossroads Capital Group, LLC, or Crossroads Capital Group, currently owns a 25% membership interest in our sponsor that will increase upon a net increase in our book capitalization. Pursuant to a second amended and restated operating agreement of our sponsor, effective as of May 31, 2011, all distributions to Crossroads Capital Group are subordinated to distributions to the other member of our sponsor, Steadfast Holdings REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Mr. Shepherdson, an affiliated director, serves as a Manager of Crossroads Capital Advisors, LLC, a subsidiary of Crossroads Capital Group, which we refer to as “Crossroads Capital Advisors”.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the Advisory Agreement with our advisor which has a one-year term expiring May 4, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without penalty upon 60 days' written notice. If we terminate the Advisory Agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

Services provided by our advisor under the terms of the Advisory Agreement include the following:

•	finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•	making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of investments;

•	entering into service agreements for our loans;

•	supervising and evaluating each loan servicer's and property manager's performance;

•	reviewing and analyzing the operating and capital budgets of the properties underlying our investments and the properties we may acquire;

•	entering into leases and service contracts for our properties;

•	assisting us in obtaining insurance;

•	generating our annual budget;

•	reviewing and analyzing financial information for each of our assets and our overall investment portfolio;

•	formulating and overseeing the implementation of strategies for the administration, promotion, management, financing and refinancing, marketing, servicing and disposition of our investments;

•	performing investor relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
The above summary is provided to illustrate the material functions that our advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by our advisor, its affiliates or third parties. The advisor has also entered into a Services Agreement with Crossroads Capital Advisors whereby Crossroads Capital Advisors provides advisory services to us on behalf of our advisor.
Fees and Expense Reimbursements Paid to our Advisor
Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•
We pay our advisor an acquisition fee of 2.0% of (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2011, we incurred acquisition fees of $1,417,710 in connection with the acquisition of our eight multifamily properties. Of the $1,417,710 in acquisition fees incurred, we paid $735,771 and $434,135 of such fees have been deferred pursuant to the terms of the Advisory Agreement until our cumulative adjusted funds from operations (as defined in the Advisory Agreement) exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of reimbursement of the deferred fee or (2) cash distributions equal to a 7.0% cumulative, non-compounded, annual return on invested capital to our stockholders as of the date of reimbursement.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the period from January 1, 2010 to December 31, 2011, we incurred investment management fees to our advisor of $290,828. Of the $290,828 in investment management fees incurred, we paid $44,604 and $246,224 of such fees have been deferred pursuant to the terms of the Advisory Agreement.

•
We pay our advisor a disposition fee of 1.5% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from January 1, 2010 to December 31, 2011, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the Advisory Agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below, subject to the limitations described under the heading “2%/25% Guidelines.”

•
We reimburse our advisor and its affiliates for organization and offering expenses, for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offerings. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our public offering. For the period from January 1, 2010 to December 31, 2011, we paid our advisor $2,455,501 for the reimbursement of organization and offering expenses. As of December 31, 2011, our advisor and its affiliates have incurred additional organization and offering costs of $7,427,627 which are not recorded in our financial statements as of December 31, 2011 because such costs only become a liability of ours when shares are sold and selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds.

•
We reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the period from January 1, 2010 to December 31, 2011, no amounts were paid to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the period from January 1, 2010 to December 31, 2011, we paid our advisor $587,083 for acquisition expenses.

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
For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and the listing of our shares of common stock, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees and acquisition expenses, (7) real estate commissions on the sale of a real property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).
On May 25, 2011, we, our advisor, Beacon Bay Holdings, LLC, or Beacon Bay, an affiliate of our sponsor, and Rodney F. Emery, our chief executive officer and president, entered into the Operating Expense Reimbursement and Guaranty Agreement, or the reimbursement agreement. The reimbursement agreement was subsequently amended on December 21, 2011. The following summary describes the terms of the reimbursement agreement as amended.
Pursuant to the reimbursement agreement, if, on the earlier of (1) the termination date of our advisory agreement with our advisor and our operating partnership and (2) June 30, 2012, which in each case we refer to as the “determination date”, our total operating expenses as of March 31, 2011 exceed the 2%/25% Guidelines, measured for our entire operating history as of the determination date, then our advisor will reimburse us for the amount that total operating expenses as of March 31, 2011 exceed the 2%/25% Guidelines measured for our entire operating history as of the determination date (the amount of any such reimbursement is referred to herein as the “determination date payment”). Acquisition fees deferred pursuant to the advisory agreement will not be considered as an offset of the amounts which may be required to be paid by our advisor on a determination date.
The reimbursement agreement also provides that at the end of each fiscal quarter following the determination date through December 31, 2011, our advisor will be reimbursed by us for the determination date payment, if any, to the extent that our total operating expenses through such date do not exceed the 2%/25% Guidelines, measured from the commencement of our operations through such date. Beginning January 1, 2012, the reimbursement of operating expenses will be subject to the terms of the Advisory Agreement.
Pursuant to the terms of the reimbursement agreement, Beacon Bay has absolutely and unconditionally guaranteed, as a primary obligor, or the primary guaranty, (1) the payment of all amounts due and payable by our advisor to us under the reimbursement agreement and (2) all expenses that are incurred by us in the enforcement of such primary guaranty, when and as the amounts become due, which we refer to as the “guaranteed obligations.” Additionally, Mr. Emery will absolutely and unconditionally guaranty, as a primary obligor, the payment of all guaranteed obligations; provided, however, that Mr. Emery will have no liability or obligation under his secondary guaranty until we have provided notice to Mr. Emery that Beacon Bay has failed to perform, or is unable to perform (as determined by our independent directors in their sole discretion), its obligations under the primary guaranty.
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

•
We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, all of which may be reallowed to participating broker-dealers. For the period from January 1, 2010 to December 31, 2011, we paid $2,611,323 in selling commissions to our dealer manager.

•
We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares in the private and public offerings, a portion of which may be reallowed to participating broker-dealers. For the period from January 1, 2010 to December 31, 2011, we paid $1,514,422 in dealer manager fees to our dealer manager.

Property Management Fees Paid to Our Property Manager
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of seven of our multifamily properties. Pursuant to the management agreement, we pay the property manager a monthly management fee in an amount equal to 3.5% of each property's gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the management agreement, provided that we may terminate the management agreement at any time without cause or upon an uncured breach of the agreement upon thirty (30) days prior written notice to the property manager. For the period from January 1, 2010 to December 31, 2011, we have paid property management fees of $205,980 to our property manager.
Currently Proposed Transactions.
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
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.'s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. The board of directors has determined that Scot B. Barker, Larry H. Dale and Ella Shaw Neyland each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person's ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2011 and 2010, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.

Pre-Approval Policies
The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors' independence. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Ernst & Young for the years ended December 31, 2011 and 2010 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2011 and 2010 are set forth in the table below.

	2011	2010
Audit fees	$450,821	$343,736
Audit-related fees	166,347	51,022
Tax fees	36,173	—
All other fees	1,995	3,860
Total	$655,336	$398,618
For purposes of the preceding table, Ernst & Young's professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-35 through F-36 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

b.	Exhibits
EXHIBIT LIST

Exhibit	Description
3.1
Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-11, filed May 6, 2010, Commission File No. 333-160748 (“Pre-Effective Amendment No. 4”))

3.2	Bylaws of Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, filed July 23, 2009, Commission File No. 333-160748)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated July 9, 2010 of the Registrant)
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated July 9, 2010, of the Registrant)
10.1
Amended and Restated Advisory Agreement, dated as of May 4, 2010, by and among Steadfast Income REIT, Inc., Steadfast Secure Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to Pre- Effective Amendment No. 4)

10.2
Limited Partnership Agreement of Steadfast Income REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11, filed October 15, 2009, Commission File No. 333-160748 (“Pre-Effective Amendment No. 1”))

10.3	Steadfast Income REIT, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1)
10.4	Steadfast Income REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 1)
10.5	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 4)
10.6
Purchase Agreement, dated as of March 25, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1, filed November 12, 2010, Commission File No. 333-160748 (“Post-Effective Amendment No. 1”))

10.7
First Amendment to Purchase Agreement, dated as of May 14, 2010, by and between Chicago Title Land Trust Company, as Trustee under Trust Number 51-0615-0 dated August 15, 1967, an Illinois Land Trust by Towne Realty, Inc. d/b/a Lincoln Tower, Inc. as authorized beneficiary and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1)

10.8
Assignment and Assumption of Purchase Agreement, dated as of August 10, 2010, by and between Steadfast Asset Holdings, Inc. and SIR Lincoln Tower, LLC (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1)

10.9
Purchase Money Note, dated August 11, 2010, issued by SIR Lincoln Tower, LLC in favor of Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (including attached Acknowledgment and Agreement of Key Principal to Personal Liability For Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc.) (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1)

10.10
Purchase Money Mortgage, Assignment of Rents, Leases and Security Agreement, dated as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Towne Realty, Inc. d/b/a Lincoln Tower, Inc. (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1)

10.11
Property Management Agreement, entered into as of August 11, 2010, by and between SIR Lincoln Tower, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1)

10.12
Assignment and Assumption Agreement, dated December 15, 2010, by and between Steadfast Asset Holdings, Inc. and SIR Park Place, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 17, 2010)

10.13
Purchase and Sale Agreement and Joint Escrow Instructions, dated September 7, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 17, 2010)

10.14
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated October 20, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 17, 2010)

10.15
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 22, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 17, 2010)

10.16
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 22, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 17, 2010)

10.17
Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated December 10, 2010, by and between Park Place Condo, LLC and Steadfast Asset Holdings, Inc. LLC (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed December 17, 2010)

10.18
Loan Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC, Steadfast Income REIT, Inc. and Ames Community Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 29, 2010)

10.19	Promissory Note, dated December 22, 2010, issued by SIR Park Place, LLC in favor of Ames Community Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 29, 2010)
10.20
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Ames Community Bank (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 29, 2010)

10.21
Guaranty, dated as of December 22, 2010, by and between Steadfast Income REIT, Inc. and Ames Community Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 29, 2010)

10.22
Assignment of Management Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Ames Community Bank (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 29, 2010)

10.23
Environmental and Hazardous Substance Indemnification Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Ames Community Bank (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed December 29, 2010)

10.24
Property Management Agreement, dated as of December 22, 2010, by and between SIR Park Place, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed December 29, 2010)

20.25
Real Estate Purchase and Sale Agreement With Escrow Instructions, dated as February 16, 2011, by and between Arbor Pointe, L.P. and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 10, 2011)

10.26	Notice, dated April 11, 2011, from Steadfast Asset Holdings, Inc. to Arbor Pointe, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 10, 2011)
10.27
Assignment and Assumption of Purchase Agreement, dated May 5, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Arbor Pointe, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed May 10, 2011)

10.28
Property Management Agreement, dated as of May 5, 2011, by and between SIR Arbor Pointe, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed May 10, 2011)

10.29
Multifamily Note, dated May 4, 2011, by SIR Arbor Pointe, LLC in favor of PNC Bank, National Association and Acknowledgement and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed May 10, 2011)

10.30
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed May 10, 2011)

10.31
Assignment of Management Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC, Steadfast Management Co., Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed May 10, 2011)

10.32
Operating Expense Reimbursement and Guaranty Agreement, dated as of May 25, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC, Beacon Bay Holdings, LLC and Rodney F. Emery (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 25, 2011)

10.33
Amendment No. 1 to the Operating Expense Reimbursement and Guaranty Agreement, dated as of December 21, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC, Beacon Bay Holdings, LLC and Rodney F. Emery (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 22, 2011)

10.34
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 3, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 17, 2011)

10.35
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 8, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 17, 2011)

10.36
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 10, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed June 17, 2011)

10.37
Assignment and Assumption of Purchase Agreement, dated as of June 13, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Clarion Park, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed June 17, 2011)

10.38
Property Management Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 6, 2011)

10.39
Multifamily Note, dated as of June 28, 2011, by SIR Clarion Park, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 6, 2011)

10.40
Multifamily Loan and Security Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed July 6, 2011)

10.41
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 28, 2011, by and among SIR Clarion Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed July 6, 2011)

10.42
Guaranty of Non-Recourse Obligations, dated as of June 28, 2011, by and between Steadfast Income REIT, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed July 6, 2011)

10.43
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 24, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 19, 2011)

10.44
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 30, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 19, 2011)

10.45
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated July 8, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 19, 2011)

10.46
Written notice of exercise of extension option pursuant to the Purchase and Sale Agreement and Joint Escrow Instructions, dated June 24, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed August 19, 2011)

10.47
Assignment and Assumption of Purchase Agreement, dated as of August 15, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Cooper Creek, LLC (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed August 19, 2011)

10.48
Property Management Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 30, 2011)

10.49
Multifamily Note, dated as of August 24, 2011, by SIR Cooper Creek, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 30, 2011)

10.50
Multifamily Loan and Security Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 30, 2011)

10.51
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 24, 2011, by and among SIR Cooper Creek, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed August 30, 2011)

10.52
Guaranty of Non-Recourse Obligations, dated as of August 24, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed August 30, 2011)

10.53
Environmental Indemnity Agreement, dated August 24, 2011, by SIR Cooper Creek, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed August 30, 2011)

10.54
Real Estate Purchase and Sale Agreement With Escrow Instructions, dated as of November 3, 2011, by and between Truman Farm Villas, L.P. and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 7, 2011)

10.55
Assignment and Assumption of Purchase Agreement, dated as of December 1, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Truman Farm, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 7, 2011)

10.56
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 21, 2011, by and between Windsor on the River, LLC and Steadfast Asset Holdings, Inc. LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 7, 2011)

10.57
Assignment and Assumption of Purchase Agreement, dated as of December 1, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Windsor On The River, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 7, 2011)

10.58
Assignment and Assumption of Purchase Agreement, dated as of December 19, 2011, by and between Steadfast Asset Holdings, Inc. and SIR EBT Lofts, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 22, 2011)

10.59
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 25, 2011, by and between Steadfast Asset Holdings, Inc. and EBT Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 22, 2011)

10.60
Assignment and Assumption of Purchase Agreement, dated as of December 19, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Prairie Walk, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 22, 2011)

10.61
Agreement of Purchase and Sale, dated as of November 30, 2011, by and between Steadfast Asset Holdings, Inc. and Prairie Walk, LLC (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 22, 2011)

10.62
Property Management Agreement, dated as of December 22, 2011, by and between SIR Truman Farm, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed December 29, 2011)

10.63
Property Management Agreement, dated as of December 22, 2011, by and between SIR Prairie Walk, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed December 29, 2011)

10.64
Multifamily Note, dated December 22, 2011, by SIR Truman Farm, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed December 29, 2011)

10.65
Multifamily Loan and Security Agreement, dated as of December 22, 2011, by and between SIR Truman Farm, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed December 29, 2011)

10.66
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 22, 2011, by and among SIR Truman Farm, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed December 29, 2011)

10.67
Guaranty of Non-Recourse Obligations, dated as of December 22, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed December 29, 2011)

10.68
Environmental Indemnity Agreement, dated December 22, 2011, by SIR Truman Farm, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed December 29, 2011)

10.69
Multifamily Note, dated December 22, 2011, by SIR Prairie Walk, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed December 29, 2011)

10.70
Multifamily Loan and Security Agreement, dated as of December 22, 2011, by and between SIR Prairie Walk, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed December 29, 2011)

10.71
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 22, 2011, by and among SIR Prairie Walk, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed December 29, 2011)

10.72
Guaranty of Non-Recourse Obligations, dated as of December 22, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K filed December 29, 2011)

10.73
Environmental Indemnity Agreement, dated December 22, 2011, by SIR Prairie Walk, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K filed December 29, 2011)

10.74
Property Management Agreement, dated as of December 30, 2011, by and between SIR EBT Lofts, LLC and Embassy Properties Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed January 5, 2012)

10.75
Multifamily Note, dated December 30, 2011, by SIR EBT Lofts, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed January 5, 2012)

10.76
Multifamily Loan and Security Agreement (Non-Recourse), dated as of December 30, 2011, by and between SIR EBT Lofts, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed January 5, 2012)

10.77
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 30, 2011, by and among SIR EBT Lofts, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed January 5, 2012

21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Schema Document (Furnished herewith)
101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)
101.LAB	XBRL Labels Linkbase Document (Furnished herewith)
101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)
101.DEF	XBRL Definition Linkbase Document (Furnishced herewith)

STEADFAST INCOME REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the period from May 4, 2009 (Inception) to December 31, 2009	F-4

Consolidated Statements of Equity for the Years Ended December 31, 2011 and 2010 and for the period from May 4, 2009 (Inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the period from May 4, 2009 (Inception) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization	F-35
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Steadfast Income REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2011 and 2010 and the period from May 4, 2009 (inception) to December 31, 2009. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from May 4, 2009 to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 29, 2012

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Assets:
Real Estate:
Land	$5,648,561	$758,600
Building and improvements	61,552,400	15,569,680
Tenant origination and absorption costs	2,665,720	1,224,044
Total real estate, cost	69,866,681	17,552,324
Less accumulated depreciation and amortization	(3,115,505)	(540,572)
Total real estate, net	66,751,176	17,011,752
Cash and cash equivalents	12,200,681	2,858,197
Restricted cash	818,348	—
Rents and other receivables	609,203	119,210
Deferred financing costs and other assets, net	1,472,853	182,523
Total assets	$81,852,261	$20,171,682
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,629,479	$831,501
Notes payable	47,973,049	11,650,000
Distributions payable	254,592	63,566
Due to affiliates, net	1,386,065	381,910
Total liabilities	51,243,185	12,926,977
Commitments and contingencies (Note 9)
Redeemable common stock	385,458	57,827
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 4,638,699 and 1,184,283 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	46,387	11,843
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	10	10
Additional paid-in capital	38,260,059	9,568,008
Cumulative distributions and net losses	(8,082,838)	(2,392,983)
Total stockholders’ equity	30,223,618	7,186,878
Noncontrolling interest	—	—
Total equity	30,223,618	7,186,878
Total liabilities and equity	$81,852,261	$20,171,682
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,		For the Period from May 4, 2009 (Inception) to December 31, 2009
	2011	2010
Revenues:
Rental income	$5,185,990	$778,387	$—
Tenant reimbursements and other	524,183	49,843	—
Total revenues	5,710,173	828,230	—
Expenses:
Operating, maintenance and management	2,022,124	297,251	—
Real estate taxes and insurance	756,403	138,181	—
Fees to affiliates	1,519,026	419,694	—
Depreciation and amortization	2,577,462	540,572	—
Interest expense	1,186,938	163,987	—
General and administrative expenses	816,085	1,108,220	—
Acquisition costs	881,145	323,906	—
	9,759,183	2,991,811	—
Net loss	(4,049,010)	(2,163,581)	—
Net loss attributable to noncontrolling interest	—	1,000	—
Net loss attributable to common stockholders	$(4,049,010)	$(2,162,581)	$—
Net loss per common share — basic and diluted	$(1.72)	$(4.27)	$—
Weighted average number of common shares outstanding — basic and diluted	2,358,867	506,003	22,223
Distributions declared	$1,640,845	$230,402	$—
Distributions declared per common share	$0.700	$0.272	$—
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE PERIOD FROM MAY 4, 2009 (INCEPTION) TO DECEMBER 31, 2009
AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

	Stockholders’ Equity
	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total Equity
BALANCE, May 4, 2009 (Inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,223	222	—	—	199,785	—	200,007	—	200,007
Issuance of convertible stock	—	—	1,000	10	990	—	1,000	—	1,000
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,000	1,000
BALANCE, December 31, 2009	22,223	222	1,000	10	200,775	—	201,007	1,000	202,007
Issuance of common stock	1,162,060	11,621	—	—	10,893,889	—	10,905,510	—	10,905,510
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(927,042)	—	(927,042)	—	(927,042)
Transfers to redeemable common stock	—	—	—	—	(57,827)	—	(57,827)	—	(57,827)
Other offering costs to affiliates	—	—	—	—	(596,561)	—	(596,561)	—	(596,561)
Distributions declared	—	—	—	—	—	(230,402)	(230,402)	—	(230,402)
Amortization of stock-based compensation	—	—	—	—	54,774	—	54,774	—	54,774
Net loss for the year ended December 31, 2010	—	—	—	—	—	(2,162,581)	(2,162,581)	(1,000)	(2,163,581)
BALANCE, December 31, 2010	1,184,283	11,843	1,000	10	9,568,008	(2,392,983)	7,186,878	—	7,186,878
Issuance of common stock	3,454,416	34,544	—	—	34,217,712	—	34,252,256	—	34,252,256
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(3,198,703)	—	(3,198,703)	—	(3,198,703)
Transfers to redeemable common stock	—	—	—	—	(539,220)	—	(539,220)	—	(539,220)
Other offering costs to affiliates	—	—	—	—	(1,849,905)	—	(1,849,905)	—	(1,849,905)
Distributions declared	—	—	—	—	—	(1,640,845)	(1,640,845)	—	(1,640,845)
Amortization of stock-based compensation	—	—	—	—	62,167	—	62,167	—	62,167
Net loss for the year ended December 31, 2011	—	—	—	—	—	(4,049,010)	(4,049,010)	—	(4,049,010)
BALANCE, December 31, 2011	4,638,699	$46,387	1,000	$10	$38,260,059	$(8,082,838)	$30,223,618	$—	$30,223,618
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,		For the Period from May 4, 2009 (Inception) to December 31, 2009
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,049,010)	$(2,163,581)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,577,462	540,572	—
Amortization of deferred finance costs	32,964	1,110	—
Stock-based compensation	94,667	96,646	—
Changes in operating assets and liabilities:
Restricted cash	(195,574)	—	—
Rents and other receivables	(77,567)	(25,685)	—
Other assets	(984,144)	(111,134)	—
Accounts payable and accrued liabilities	586,390	831,501	—
Due to affiliates, net	919,668	374,695	—
Net cash used in operating activities	(1,095,144)	(455,876)	—
Cash Flows from Investing Activities:
Acquisition of real estate investments	(51,910,000)	(10,900,000)	—
Addition to real estate investments	(406,886)	(2,324)	—
Restricted cash	(622,774)	—	—
Net cash used in investing activities	(52,939,660)	(10,902,324)	—
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	36,415,000	5,000,000	—
Principal payments on notes payable	(91,951)	—	—
Proceeds from issuance of common stock	33,244,982	10,735,413	202,007
Payments of commissions on sales of common stock and related dealer manager fees to affiliates	(3,198,703)	(927,042)	—
Reimbursement of other offering costs to affiliates	(1,765,418)	(589,345)	—
Payment of deferred financing costs	(339,150)	(72,500)	—
Distributions paid to common stockholders	(887,472)	(132,136)	—
Net cash provided by financing activities	63,377,288	14,014,390	202,007
Net increase in cash and cash equivalents	9,342,484	2,656,190	202,007
Cash and cash equivalents, beginning of period	2,858,197	202,007	—
Cash and cash equivalents, end of period	$12,200,681	$2,858,197	$202,007
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,051,907	$129,627	$—
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$191,026	$63,566	$—
Issuance of notes payable to acquire real estate	$—	$6,650,000	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$562,347	$34,700	$—
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.	Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisors, LLC, a Delaware limited liability company formed on May 1, 2009 (the “Advisor”), invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds to the Operating Partnership in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”, and with the Primary Offering, the "Public Offering") at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. If the Company extends the Public Offering beyond two years from the date the registration statement was declared effective, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Primary Offering and the DRP. As of December 31, 2011, the Company had sold 3,947,718 shares of common stock in the Public Offering for gross offering proceeds of $39,239,068, including 62,849 shares of common stock issued pursuant to the DRP for gross offering proceeds of $597,065.
The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also selectively invest in commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated as of May 4, 2010, as amended by Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of March 21, 2011 (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The Company

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss).
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2011 and December 31, 2010, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2011 and December 31, 2010, the Company had a restricted cash balance of $818,348 and $0, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvements as required by agreements with the Company's lenders.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2011 and December 31, 2010, the fair value of the mortgage notes payable was $48,555,347 and $11,866,816, respectively, compared to the carrying value of $47,973,049 and $11,650,000, respectively.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the years ended December 31, 2011 and 2010, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the year ended December 31, 2011 and for the period from August 12, 2010 through December 31, 2010 was a record date for distributions.
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
Pursuant to the Advisory Agreement and the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the Operating Partnership and the Dealer Manager, the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company in connection with the Public Offering exceed 15% of the gross proceeds raised from the Public Offering.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2011, the Company recorded operating expenses of $696,454, which is included in general and administrative expenses in the accompanying statement of operations. Operating expenses of $187,757 remain payable and are included in due to affiliates in the accompanying balance sheet as of December 31, 2011.
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
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2011 and 2010, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2011 and 2010.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Recently Issued Accounting Standards
In January 2010, the FASB issued guidance which clarifies that the stock portion of a distribution to stockholders that allow them to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock distribution. This standard was effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of the guidance related to Levels 1 and 2 were effective January 1, 2010 and did not have a material impact on the Company's financial position or results of operations. The adoption of the guidance related to Level 3 was effective January 1, 2011 and did not have a material impact on the Company's financial position or results of operations.
In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance was effective for acquisitions occurring on or after January 1, 2011. The adoption of this guidance did not have a material impact upon the Company's financial position or results of operations, as the guidance relates only to disclosure requirements.
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and was originally to be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments our of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

3.	Real Estate
As of December 31, 2011, the Company owned eight multifamily properties. The following table provides summary information regarding the Company's property portfolio:

						Average Occupancy as of		Average Monthly Rent as of
Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Initial Mortgage Debt	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$6,650,000	94.2%	90.0%	$812	$743
Park Place Apartments	Des Moines, IA	12/22/2010	147	8,050,000	5,000,000	91.8%	85.0%	755	728
Arbor Pointe Apartments (1)	Louisville, KY	5/5/2011	130	6,500,000	5,200,000	96.9%	—%	748	—
Clarion Park Apartments (1)	Olathe, KS	6/28/2011	220	11,215,000	8,972,000	98.2%	—%	668	—
Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,773,000	86.2%	—%	862	—
Truman Farm Villas (2)	Grandview, MO	12/22/2011	200	9,100,000	5,915,000	92.5%	—%	642	—
Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,965,000	94.5%	—%	613	—
EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,590,000	97.1%	—%	857	—
			1,240	$69,460,000	$48,065,000	94.1%	87.8%	$745	$736
________________

(1)	100% of the units are required to be rented to tenants earning no more than 60% of the area's median income.

(2)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the area's median income.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

The purchase price for the Company's property portfolio was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Lincoln Tower Apartments	$258,600	$8,741,736	$499,664	$9,500,000
Park Place Apartments	500,000	6,825,620	724,380	8,050,000
Arbor Pointe Apartments	886,124	5,436,189	177,687	6,500,000
Clarion Park Apartments	1,470,991	9,462,094	281,915	11,215,000
Cooper Creek Village	593,610	9,642,180	184,210	10,420,000
Truman Farm Villas	842,987	8,016,384	240,629	9,100,000
Prairie Walk Apartments	635,887	5,249,196	214,917	6,100,000
EBT Lofts	460,362	7,772,320	342,318	8,575,000
	$5,648,561	$61,145,719	$2,665,720	$69,460,000
As of December 31, 2011 and December 31, 2010, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	December 31, 2011				December 31, 2010
	Land	Building and Improvements	Tenant Origination and Absorption	Total	Land	Building and Improvements	Tenant Origination and Absorption	Total
Investments in real estate	$5,648,561	$61,552,400	$2,665,720	$69,866,681	$758,600	$15,569,680	$1,224,044	$17,552,324
Less: Accumulated depreciation and amortization	—	(1,300,934)	(1,814,571)	(3,115,505)	—	(149,928)	(390,644)	(540,572)
Net investments in real estate and related lease intangibles	$5,648,561	$60,251,466	$851,149	$66,751,176	$758,600	$15,419,752	$833,400	$17,011,752
Depreciation and amortization expense was $2,577,462 and $540,572 for the years ended December 31, 2011 and 2010, respectively.
The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the years ended December 31, 2011 and 2010 was $1,423,927 and $390,644, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year
As of December 31, 2011 and 2010, none of the Company's properties had above-market lease assets or below-market lease liabilities.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Operating Leases
As of December 31, 2011, the Company’s real estate portfolio comprised 1,240 residential units and was 96.3% leased by a diverse group of tenants. For the year ended December 31, 2011, the Company’s real estate portfolio earned approximately 97% and 3% of its rental income from residential tenants and commercial office tenants, respectively. For the year ended December 31, 2010, the Company's real estate portfolio earned approximately 91% and 9% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $440,822 and $173,775 as of December 31, 2011 and 2010, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2011 and thereafter is as follows:

2012	$151,476
2013	85,541
2014	19,783
Thereafter	—
$256,800
As of December 31, 2011 and 2010, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

4.	Deferred Financing Costs and Other Assets
As of December 31, 2011 and 2010, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	December 31, 2011	December 31, 2010
Deferred financing costs	$411,650	$72,500
Prepaid expenses	147,719	57,447
Other assets	947,558	53,686
	1,506,927	183,633
Less: accumulated amortization	(34,074)	(1,110)
	$1,472,853	$182,523
As of December 31, 2011 and 2010, the Company’s net deferred financing costs were $377,576 and $71,390, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

5.	Notes Payable
The following is a summary of notes payable secured by real property as of December 31, 2011 and 2010:

				Principal Outstanding at
Property Name	Payment Type	Maturity Date	Interest Rate (1)	December 31, 2011	December 31, 2010
Lincoln Tower Property	Interest only	September 1, 2015 (2)	6.00%	$6,650,000	$6,650,000
Park Place Property	Interest only	December 22, 2013 (2)	5.25%	5,000,000	5,000,000
Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,163,262	—
Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,916,787	—
Cooper Creek Property	Principal and interest (3)	September 1, 2018	3.89%	6,773,000	—
Truman Farm Villas Property	Principal and interest (3)	January 1, 2019	3.78%	5,915,000	—
Prairie Walk Property	Principal and interest (3)	January 1, 2019	3.74%	3,965,000	—
EBT Lofts Property	Principal and interest (3)	January 1, 2019	3.82%	5,590,000	—
				$47,973,049	$11,650,000
_______________

(1)	Interest on the notes accrues at a fixed rate per annum.

(2)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(3)	A monthly payment of interest only is due and payable for twelve months, after which, a monthly payment of principal and interest is due and payable until the maturity date.
The following is a summary of the Company's aggregate maturities as of December 31, 2011:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2012	2013	2014	2015	2016	Thereafter
Principal payments on outstanding debt obligations (1)	$47,973,049	$243,842	$5,620,642	$647,152	$7,324,808	$699,600	$33,437,005
________________

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2011 and 2010, the Company was in compliance with all financial and non-financial debt covenants.
Interest expense of $135,317 and $33,250 was payable as of December 31, 2011 and 2010, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of December 31, 2011, the Company had issued 4,522,148 shares of common stock in its Private Offering and Public Offering for offering proceeds of $37,914,117, net of offering costs of $6,572,211. These offering costs primarily consist of selling commissions and dealer manager fees. As of December 31, 2011, the Company also had issued 62,849 shares of common stock at $9.50 per share pursuant to the DRP for total proceeds of $597,065. Offering proceeds include $505,951 and $93,525 of amounts receivable from the Company’s transfer agent as of December 31, 2011 and 2010, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the year ended December 31, 2011, the Company granted 7,500 shares of restricted stock to its independent directors at a fair value of $9.10 as compensation for services in connection with their re-election to the board of directors at the Company's annual meeting. On October 24, 2011, the Company granted 5,000 shares of restricted stock to one of its independent directors at a fair value $9.10 as compensation for services in connection with her initial election to the board of directors. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors at a fair value of $8.55 as compensation for services. The shares of restricted stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $62,167 and $54,774 for the years ended December 31, 2011 and 2010, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 2.00 years as of December 31, 2011.
During the year ended December 31, 2011, the Company issued 3,572 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $9.10. In addition, during the year ended December 31, 2010, the Company issued 4,783 shares of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $8.76. Included in general and administrative expenses is $32,500 and $41,872 of compensation expense for independent director compensation issued as common stock in lieu of cash compensation for the years ended December 31, 2011 and 2010, respectively.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2011 and 2010, no shares of the Company’s preferred stock were issued and outstanding.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. The Company did not redeem any shares for the years ended December 31, 2011 and 2010. As of December 31, 2011, the Company received redemption requests from two shareholders for 22,874 shares with a total redemption value of $211,588, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2011.
Pursuant to the share repurchase plan, for the year ended December 31, 2011, the Company reclassified $539,220 from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Distributions
The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of December 31, 2011 and 2010, $680,359 and $166,836, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
Distributions Declared
The Company’s board of directors declares cash distributions to stockholders, which (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
Distributions declared for the years ended December 31, 2011 and 2010 were $1,640,845 and $230,402, respectively, including $640,658 and $57,827, or 67,437 shares and 6,087 shares, respectively, of common stock attributable to the DRP.
As of December 31, 2011 and 2010, $254,592 and $63,566 of distributions declared were payable, which included $101,440 and $23,127 of distributions reinvested pursuant to the DRP.
Distributions Paid
For the years ended December 31, 2011 and 2010, the Company paid cash distributions of $887,472 and $132,136, respectively, which related to distributions declared for each day in the period from December 1, 2010 through November 30, 2011 and August 11, 2010 through November 30, 2010, respectively. Additionally, for the years ended December 31, 2011 and 2010, 59,194 shares and 3,653 shares of common stock were issued pursuant to the DRP with a value of $562,347 and $34,700, respectively. For the years ended December 31, 2011 and 2010, the Company paid total distributions (including the value of DRP shares) of $1,449,819 and $166,836, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
Amounts attributable to the Advisor and its affiliates incurred and paid (received) for the years ended December 31, 2011 and 2010 are as follows:

	Incurred For the Year Ended December 31,		Paid (Received) For the Year Ended December 31,
	2011	2010	2011	2010
Consolidated Statements of Operations
Expensed
Investment management fees (1)	$258,987	$31,841	$44,604	$—
Acquisition fees (1)	1,060,073	357,637	735,771	—
Acquisition expenses (2)	371,104	323,906	294,732	292,351
Organizational cost reimbursement	—	100,738	—	100,738
Property management
Fees (1)	199,966	30,216	182,778	23,202
Reimbursement of onsite personnel (3)	654,544	98,347	608,231	98,347
Other operating expenses	189,065	84,283	1,308	84,283
Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	1,849,905	596,561	1,765,418	589,345
Selling commissions	2,026,361	584,962	2,026,361	584,962
Dealer management fees	1,172,342	342,080	1,172,342	342,080
Due to (from) affiliates
Due from Advisor	—	—	(53,353)	53,353
	$7,782,347	$2,550,571	$6,778,192	$2,168,661
________________

(1)	Amounts incurred are included in fees to affiliates in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

(2)	Amounts incurred are included in acquisition costs in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010.

(3)	Amounts incurred are included in operating, maintenance and management expense in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010.
Amounts outstanding to the Advisor and its affiliates as of December 31, 2011 and 2010 are as follows:

	Payable (Receivable) as of
	December 31, 2011	December 31, 2010
Consolidated Statements of Operations
Expensed
Investment management fees (1)	$246,224	$31,841
Acquisition fees (2)	681,939	357,637
Acquisition expenses	107,927	31,555
Property management
Fees	24,202	7,014
Reimbursement of onsite personnel	46,313	—
Other operating expenses	187,757	—
Consolidated Balance Sheets
Additional paid-in-capital
Other offering costs reimbursement	91,703	7,216
Due to (from) affiliates
Due from Advisor	—	(53,353)
	$1,386,065	$381,910
________________

(1)	Investment management fees earned by and payable to the Advisor have been deferred as of December 31, 2011 and 2010, respectively, pursuant to the terms of the Advisory Agreement.

(2)
Acquisition fees earned by the advisor totaling $434,135 and $134,995 were deferred as of December 31, 2011 and 2010, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $247,804 and $222,642 were due and payable and are included in due to affiliates in the accompanying balance sheets at December 31, 2011 and 2010, respectively.

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the independent directors of the Company. The independent directors have not approved the reimbursement of excess costs of the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of the 15% of gross offering proceeds raised through the Private Offering.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2011 is as follows:

Gross offering proceeds:	$44,486,328
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$6,672,949
O&O expenses recorded
Sales commissions paid	$2,611,323
Broker dealer fees paid	1,514,422
Private offering costs reimbursements	423,707
Public offering costs reimbursements	1,931,056
Public offering costs reimbursements accrual	91,703
Organizational costs reimbursements	100,738
Total O&O costs reimbursements recorded by the company	$6,672,949
The Company may also reimburse certain costs of bona fide training and education meetings (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of FINRA.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

As of December 31, 2011 and 2010, the Advisor had incurred $14,100,576 and $5,713,747, respectively, of organization and offering costs on behalf of the Company, of which $7,427,627 and $4,089,406, respectively, have been deferred as of the applicable date, as follows:

	Incurred from Inception through December 31, 2010	Amounts Recognized from Inception through December 31, 2010	Deferred as of December 31, 2010	Incurred during the Year Ended December 31, 2011	Amounts Recognized during the Year Ended December 31, 2011	Deferred as of December 31, 2011
Organization costs	$100,738	$100,738	$—	$—	$—	$—
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070
Public Offering costs	3,311,290	646,954	2,664,336	8,386,829	5,048,608	6,002,557
	$5,713,747	$1,624,341	$4,089,406	$8,386,829	$5,048,608	$7,427,627
Organization costs are expensed as incurred. From inception through December 31, 2010, the Advisor incurred $100,738 of organizational costs on the Company's behalf, of which $100,738 was reimbursed to the Advisor. No additional organization costs have been incurred or recognized during the year ended December 31, 2011.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the years ended December 31, 2011 and 2010, the Advisor incurred $0 and $1,385,015, respectively, and the Company reimbursed the Advisor $0 and $876,649, respectively, of offering costs related to the Private Offering. From inception through December 31, 2011, the Advisor has incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors. For the years ended December 31, 2011 and 2010, the Advisor incurred $8,386,829 and $1,975,287, respectively, and the Company reimbursed the Advisor $5,048,608 and $646,954, respectively, of offering costs related to the Public Offering. Included in the $8,386,829 of offering costs incurred by the Advisor for the year ended December 31, 2011 are $1,536,833 of amounts paid for certain offering services provided to the Company that are potentially reimbursable to the Advisor, subject to the approval of the independent directors. The Advisor has incurred total offering costs related to the Public Offering of $11,698,119 from inception through December 31, 2011, of which $6,002,557 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $6,672,949 for organization and offering costs incurred from inception through December 31, 2011, including reimbursements of $5,048,608 and $1,501,473 for the years ended December 31, 2011 and 2010, respectively. The Company accrued $91,703 and $7,216 for the reimbursement of offering costs in the financial statements as of December 31, 2011 and 2010, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the years ended December 31, 2011 and 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $246,224 and $31,841 of investment management fees the Company was obligated to pay the Advisor have been deferred as of December 31, 2011 and 2010, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the total cost of investment, as defined in the Advisory Agreement, in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the years ended December 31, 2011 and 2010, the Company paid the Advisor acquisition fees of $735,771 and $0, respectively. Acquisition fees of $247,804 and $222,642 were due and payable and included in due to affiliates in the accompanying balance sheets at December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $434,135 and $134,995 of acquisition fees the Company was obligated to pay the Advisor have been deferred as of December 31, 2011 and 2010, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the year ended December 31, 2011, the Advisor incurred $371,104 of direct acquisition costs and the Company paid $510,041 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”) in connection with the acquisition of each of the Companies properties, except EBT Lofts, which is currently managed by a third-party property manager. The property management fee payable with respect to each property under the Property Management Agreements (each a "Property Management Agreement") is equal to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon a material uncured breach of the agreement upon 30 days prior written notice to the Property Manager. For the years ended December 31, 2011 and 2010, the Company incurred $199,966 and $30,216, respectively, of property management fees, of which $182,778 and $23,202 was paid to the Property Manager and $24,202 and $7,014 was payable to the Property Manager at December 31, 2011 and 2010, respectively.
In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the years ended December 31, 2011 and 2010, the Company incurred $654,544 and $98,347, respectively, of salaries and related benefits of on-site property management employees, of which $46,313 and $0 was payable to the Property Manager at December 31, 2011 and 2010, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

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
The Charter limits the Company’s operating expenses (as defined in the Charter) during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Commencing upon the fourth fiscal quarter following the fiscal quarter ended March 31, 2010, and at least annually thereafter, the Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company's allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain on the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which was subsequently amended on December 21, 2011. The following summary describes the terms of the Reimbursement Agreement as amended.
Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of the Advisory Agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), the Company’s total operating expenses as of March 31, 2011 exceed the 2%/25% Limitation, measured for the Company’s entire operating history, then the Advisor will reimburse the Company for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). Acquisition fees deferred pursuant to the Advisory Agreement will not be considered as an offset of the amounts which may be required to be paid by the Advisor on the Determination Date.
The Reimbursement Agreement also provides that at the end of each fiscal quarter following the Determination Date within 30 days of the end of each quarter, Advisor will be reimbursed by the Company for the Determination Date Payment, if any, to the extent that the Company’s total operating expenses through such date do not exceed the 2%/25% Limitation, measured from the commencement of the Company’s operations through such date. The Company will reimburse the Advisor on a quarterly basis for any future operating expenses incurred by the Advisor on behalf of the Company up to the 2%/25% Limitation for the prior four quarters, while any excess may be reimbursed by the Company, subject to the terms of the Advisory Agreement. In connection with the Reimbursement Agreement, the Advisor agreed to pay all of the operating expenses of the Company beginning April 1, 2011, until such time as the Company’s cumulative operating expenses are below the 2%/25% Limitation.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Pursuant to the terms of the Reimbursement Agreement, Beacon Bay has absolutely and unconditionally guaranteed, as a primary obligor (the "Primary Guaranty"), (1) the payment of all amounts due and payable by the Advisor to the Company under the Reimbursement Agreement and (2) all expenses that are incurred by the Company in the enforcement of such Primary Guaranty, when and as the amounts become due, (together the "Guaranteed Obligations"). Additionally, Mr. Emery will absolutely and unconditionally guaranty, as a primary obligor, the payment of all Guaranteed Obligations; provided, however, that Mr. Emery will have no liability or obligation under his secondary guaranty until the Company has provided notice to Mr. Emery that Beacon Bay has failed to perform, or is unable to perform (as determined by the Company's independent directors in their sole discretion), its obligations under the Primary Guaranty.
The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for each of the prior four quarters were as follows:

	For the years ended December 31,		For the Period from May 4, 2009 (Inception) to December 31, 2011
	2011	2010
General and administrative expenses recognized by the Company	$816,085	$1,108,220	$1,924,305
General and administrative expenses incurred by the Advisor and its affiliates on behalf of the Company (and not recognized by the Company)	1,123,107	—	1,123,107
Allocable share of Advisor's overhead incurred on behalf of the Company (and not recognized by the Company)	852,442	452,603	1,448,803
	$2,791,634	$1,560,823	$4,496,215
For the year ended December 31, 2011, the Advisor and its affiliates incurred $1,975,549 of the Company’s operating expenses in excess of the 2%/25% Limitation, consisting of operating expenses incurred by the Advisor of $1,123,107 and the allocable share of the Advisor's overhead expenses reimbursable by the Company of $852,442. This excess has not been recognized by the Company nor are these amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement. From inception through December 31, 2011, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910, none of which has been recognized by the Company and none of which is included in due to affiliates, net, on the accompanying balance sheets.
As of December 31, 2010, the Company paid $53,353 of legal and accounting expenses attributable to the Advisor, which is included as a receivable in due to affiliates, net, on the accompanying consolidated balance sheets.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. No disposition fee will be paid for securities traded on a national securities exchange. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of December 31, 2011, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2011.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the years ended December 31, 2011 and 2010, the Company paid selling commissions of $2,026,361 and $584,962 and dealer manager fees of $1,172,342 and $342,080, respectively.

8.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of December 31, 2011 and 2010, except those awards granted to the independent directors as described below.
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
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company's board of directors. On October 23, 2011, one of the independent directors resigned from the board and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, the Company granted a newly elected independent director 5,000 shares of restricted common stock. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors has elected to receive 50% of the director compensation in stock. The Company recorded stock-based compensation expense of $94,667 and $96,646 for the years ended December 31, 2011 and 2010, respectively.

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Concentration of Credit Risk
As of December 31, 2011, the Company owned eight real estate properties:

•	the Lincoln Tower Property located in Springfield, Illinois,

•	the Park Place Property located in Des Moines, Iowa,

•	the Arbor Pointe Property located in Louisville, Kentucky,

•	the Clarion Park Property located in Olathe, Kansas,

•	the Cooper Creek Property located in Louisville, Kentucky,

•	the Prairie Walk Property located in Grandview, Missouri,

•	the Truman Farm Villas Property located in Kansas City, Missouri and

•	the EBT Lofts Property located in Kansas City, Missouri.
As a result of these acquisitions, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Springfield, Illinois, Des Moines, Iowa, Louisville, Kentucky and Kansas City, Missouri apartment markets. Any adverse economic or real estate developments in these markets, or the greater midwest region of the United States, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decreases in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

10.	Pro Forma Information (unaudited)
The following table summarizes, on an unaudited pro forma basis, the consolidated results of operations of the Company for the years ended December 31, 2011 and 2010. The Company acquired six properties during the year ended December 31, 2011. These properties contributed $2,129,028 of revenues and $1,061,861 of net loss, including $1,100,955 of depreciation and amortization, to the Company's results of operations from the date of acquisition to December 31, 2011. The following unaudited pro forma information for the year ended December 31, 2011 has been prepared to give effect to the acquisitions as if they had occurred on January 1, 2010. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods:

	Year Ended December 31,
	2011	2010
Revenues	$11,146,344	$10,676,152
Depreciation and amortization	3,285,971	4,201,565
Net loss	(1,645,605)	(5,876,224)
Net loss attributable to noncontrolling interest	—	1,000
Net loss attributable to common stockholders	$(1,645,605)	$(5,875,224)
Basic and diluted net loss per common share	$(0.35)	$(1.27)
Weighted average common shares outstanding, basic and diluted	4,638,699	4,638,699
The pro forma information reflects adjustments for actual revenues and expenses of the six properties acquired during 2011 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2010 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

11.	Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$881,432	$1,074,114	$1,777,486	$1,977,141
Net loss	(1,058,276)	(871,238)	(730,957)	(1,388,539)
Net loss per common share, basic and diluted	(0.79)	(0.48)	(0.29)	(0.37)
Distributions declared per common share	0.174	0.174	0.176	0.176

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

12.	Subsequent Events
Acquisition of Multifamily Properties
Windsor on the River
On January 26, 2012, the Company acquired a fee simple interest in a 424-unit multifamily residential property located in Cedar Rapids, Iowa commonly known as the Windsor on the River Apartments (the “Windsor Property”). The Company acquired the Windsor Property for an aggregate purchase price of $33,000,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Windsor Property with a combination of (1) proceeds from the Public Offering and (2) the assumption of an existing loan from the Iowa Finance Authority to the seller with a remaining principal amount of $23,500,000. An acquisition fee of approximately $666,353 was earned by the Advisor in connection with the acquisition of the Windsor Property.
Renaissance St. Andrews
On February 17, 2012, the Company acquired a fee simple interest in a 216-unit multifamily residential property located in Louisville, Kentucky commonly known as the Renaissance St. Andrews (the “Renaissance Property”). The Company acquired the Renaissance Property for an aggregate purchase price of $12,500,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Renaissance Property with (1) proceeds from the Company’s ongoing public offering and (2) the proceeds of a loan from W&D Interim Lender, LLC in the original principal amount of $7,000,000. An acquisition fee of approximately $255,000 was earned by the Advisor in connection with the acquisition of the Renaissance Property.
Spring Creek
On March 9, 2012, the Company acquired a fee simple interest in a 252-unit multifamily residential property located in Edmond, Oklahoma commonly known as the Spring Creek of Edmond Apartments (the “Spring Creek Property”). The Company acquired the Spring Creek Property for an aggregate purchase price of $19,350,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Spring Creek Property with (1) proceeds from the Company’s ongoing public offering and (2) the assumption of an existing loan from Wells Fargo Commercial Mortgage in the principal amount of $13,876,940. An acquisition fee of approximately $390,000 was earned by the Advisor in connection with the acquisition of the Spring Creek Property.
Distributions Paid
In January 2012, the Company paid distributions of $254,695, which related to distributions declared for each day in the period from December 1, 2011 through December 31, 2011 and consisted of cash distributions paid in the amount of $153,255 and $101,440 in shares issued pursuant to the DRP.
In February 2012, the Company paid distributions of $291,598, which related to distributions declared for each day in the period from January 1, 2012 through January 31, 2012 and consisted of cash distributions paid in the amount of $172,448 and $119,150 in shares issued pursuant to the DRP.
In March 2012, the Company paid distributions of $319,388, which related to distributions declared for each day in the period from February 1, 2012 through February 29, 2012 and consisted of cash distributions paid in the amount of $188,081 and $131,307 in shares issued pursuant to the DRP.
Redemption
On January 31, 2012, the Company redeemed 22,874 shares of its common stock and paid the shareholders the total redemption value of $211,588, or $9.25 per share, pursuant to the share repurchase plan.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2011

Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of March 23, 2012, the Company had sold 6,160,760 shares of common stock in the Public Offering for gross proceeds of $61,275,324, including 99,891 shares of common stock issued pursuant to the DRP for gross offering proceeds of $948,962. Total shares sold as of March 23, 2012 in the Private Offering and Public Offering were 6,837,473 shares representing gross proceeds of $66,987,611, including 99,891 shares of common stock issued pursuant to the DRP for gross offering proceeds of $948,962.
Extension of the Public Offering
On March 13, 2012, the Company's board of directors approved an extension of the primary offering for an additional year to July 9, 2013. The Company may terminate the Public Offering at any time.

STEADFAST INCOME REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2011

		Initial Cost to Company					Gross Amount at which Carried at Close of Period
Description	Location	Owner-ship Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(1)	Total(2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Lincoln Tower Apartments	Springfield, IL	100%	$6,650,000	$258,600	$9,241,400	$9,500,000	$73,154	$258,600	$9,241,400	$9,573,154	$(981,804)	1968	8/11/10
Park Place Apartments	Des Moines, IA	100%	5,000,000	500,000	7,550,000	8,050,000	34,680	500,000	7,549,274	8,083,954	(1,033,573)	1986	12/22/10
Arbor Pointe Apartments	Louisville, KY	100%	5,200,000	886,124	5,613,876	6,500,000	191,131	886,124	5,612,672	6,689,927	(320,878)	1995	5/5/11
Clarion Park Apartments	Olathe, KS	100%	8,972,000	1,470,991	9,744,009	11,215,000	92,506	1,470,991	9,743,846	11,307,343	(471,153)	1994	6/28/11
Cooper Creek Village	Louisville, KY	100%	6,773,000	593,610	9,826,390	10,420,000	17,739	593,610	9,825,954	10,437,303	(263,602)	1997	8/24/11
Truman Farm Villas	Grandview, MO	100%	5,915,000	842,987	8,257,013	9,100,000	—	842,987	8,257,013	9,100,000	(21,686)	2008	12/22/11
Prairie Walk Apartments	Kansas City, MO	100%	3,965,000	635,887	5,464,113	6,100,000	—	635,887	5,464,113	6,100,000	(17,516)	1983	12/22/11
EBT Lofts	Kansas City, MO	100%	5,590,000	460,362	8,114,638	8,575,000	—	460,362	8,114,638	8,575,000	(5,293)	1899	12/30/11
			$48,065,000	$5,648,561	$63,811,439	$69,460,000	$409,210	$5,648,561	$63,808,910	$69,866,681	$(3,115,505)
________________

(1)	Building and improvements include tenant origination and absorption costs.

(2)	The aggregate cost of real estate for federal income tax purposes was $69.46 million as of December 31, 2011.

STEADFAST INCOME REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2011

	2011	2010	2009
Real estate:
Balance at the beginning of the year	$17,552,324	$—	$—
Acquisitions	51,910,000	17,550,000	—
Improvements	406,886	2,324	—
Write-off of fully depreciated and fully amortized assets	(2,529)	—	—
Balance at the end of the year	$69,866,681	$17,552,324	$—

Accumulated depreciation:
Balance at the beginning of the year	$540,572	$—	$—
Depreciation expense	2,577,462	540,572	—
Write-off of fully depreciated and fully amortized assets	(2,529)	—	—
Balance at the end of the year	$3,115,505	$540,572	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2012.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer, President and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 29, 2012
/s/ Kevin J. Keating	Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 29, 2012
/s/ Ella Shaw Neyland
Ella Shaw Neyland	Director	March 29, 2012
/s/ Scot B. Barker
Scot B. Barker	Director	March 29, 2012
/s/ Larry H. Dale
Larry H. Dale	Director	March 29, 2012
/s/ James A. Shepherdson
James A. Shepherdson	Director	March 29, 2012