Form 10-Q
period 2012-03-31
Steadfast Income REIT, Inc.
filed 2012-05-14
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-54674
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2012, there were 8,238,947 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$12,215,695	$5,648,561
Building and improvements	118,788,518	61,552,400
Tenant origination and absorption costs	4,506,445	2,665,720
Total real estate, cost	135,510,658	69,866,681
Less accumulated depreciation and amortization	(5,049,529)	(3,115,505)
Total real estate, net	130,461,129	66,751,176
Cash and cash equivalents	9,147,696	12,200,681
Restricted cash	1,951,977	818,348
Rents and other receivables	355,835	609,203
Deferred financing costs and other assets, net	4,360,963	1,472,853
Total assets	$146,277,600	$81,852,261
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$3,208,118	$1,629,479
Notes payable	92,888,959	47,973,049
Distributions payable	393,631	254,592
Due to affiliates, net	2,405,007	1,386,065
Total liabilities	98,895,715	51,243,185
Commitments and contingencies (Note 9)
Redeemable common stock	692,439	385,458
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 7,100,911 and 4,638,699 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	71,009	46,387
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	10	10
Additional paid-in capital	58,979,474	38,260,059
Cumulative distributions and net losses	(12,361,047)	(8,082,838)
Total stockholders’ equity	46,689,446	30,223,618
Noncontrolling interest	—	—
Total equity	46,689,446	30,223,618
Total liabilities and equity	$146,277,600	$81,852,261
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$3,613,274	$769,892
Tenant reimbursements and other	279,546	111,540
Total revenues	3,892,820	881,432
Expenses:
Operating, maintenance and management	1,047,033	357,897
Real estate taxes and insurance	432,582	161,535
Fees to affiliates	1,653,434	68,156
Depreciation and amortization	1,934,024	630,134
Interest expense	758,082	166,812
General and administrative expenses	767,775	495,245
Other acquisition costs	573,481	59,929
	7,166,411	1,939,708
Net loss	(3,273,591)	(1,058,276)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to common stockholders	$(3,273,591)	$(1,058,276)
Net loss per common share — basic and diluted	$(0.56)	$(0.79)
Weighted average number of common shares outstanding — basic and diluted	5,805,379	1,339,273
Distributions declared per common share	$0.174	$0.173
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

	Stockholders’ Equity
	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total Equity
BALANCE, December 31, 2010	1,184,283	$11,843	1,000	$10	$9,568,008	$(2,392,983)	$7,186,878	$—	$7,186,878
Issuance of common stock	3,454,416	34,544	—	—	34,217,712	—	34,252,256	—	34,252,256
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(3,198,703)	—	(3,198,703)	—	(3,198,703)
Transfers to redeemable common stock	—	—	—	—	(539,220)	—	(539,220)	—	(539,220)
Other offering costs to affiliates	—	—	—	—	(1,849,905)	—	(1,849,905)	—	(1,849,905)
Distributions declared	—	—	—	—	—	(1,640,845)	(1,640,845)	—	(1,640,845)
Amortization of stock-based compensation	—	—	—	—	62,167	—	62,167	—	62,167
Net loss for the year ended December 31, 2011	—	—	—	—	—	(4,049,010)	(4,049,010)	—	(4,049,010)
BALANCE, December 31, 2011	4,638,699	46,387	1,000	10	38,260,059	(8,082,838)	30,223,618	—	30,223,618
Issuance of common stock	2,485,086	24,851	—	—	24,722,242	—	24,747,093	—	24,747,093
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(2,360,296)	—	(2,360,296)	—	(2,360,296)
Transfers to redeemable common stock	—	—	—	—	(352,125)	—	(352,125)	—	(352,125)
Redemption of common stock	(22,874)	(229)	—	—	229	—	—	—	—
Other offering costs to affiliates	—	—	—	—	(1,298,984)	—	(1,298,984)	—	(1,298,984)
Distributions declared	—	—	—	—	—	(1,004,618)	(1,004,618)	—	(1,004,618)
Amortization of stock-based compensation	—	—	—	—	8,349	—	8,349	—	8,349
Net loss for the three months ended March 31, 2012	—	—	—	—	—	(3,273,591)	(3,273,591)	—	(3,273,591)
BALANCE, March 31, 2012	7,100,911	$71,009	1,000	$10	$58,979,474	$(12,361,047)	$46,689,446	$—	$46,689,446
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(3,273,591)	$(1,058,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,934,024	630,134
Amortization of deferred financing costs	34,158	28,625
Amortization of stock-based compensation	8,349	16,141
Amortization of debt premium	(6,271)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(567,095)	—
Rent and other receivables	(1,769)	(3,702)
Other assets	(2,311,679)	(6,508)
Accounts payable and accrued liabilities	1,745,169	204,157
Due to affiliates, net	1,011,061	(103,052)
Net cash used in operating activities	(1,427,644)	(292,481)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(27,473,060)	—
Addition to real estate investments	(195,131)	(1,487)
Restricted cash for investing activities	(566,534)	—
Purchase of interest rate cap	(295,870)	—
Net cash used in investing activities	(28,530,595)	(1,487)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	7,000,000	—
Principal payments on notes payable	(53,605)	—
Proceeds from issuance of common stock	24,650,247	3,415,990
Payments of commissions on sale of common stock and related dealer manager fees	(2,360,296)	(321,902)
Reimbursement of other offering costs to affiliates	(1,291,102)	(191,146)
Payment of deferred financing costs	(314,719)	(25,000)
Distributions to common stockholders	(513,683)	(132,474)
Redemptions of common stock	(211,588)	—
Net cash provided by financing activities	26,905,254	2,745,468
Net increase in cash and cash equivalents	(3,052,985)	2,451,500
Cash and cash equivalents, beginning of period	12,200,681	2,858,197
Cash and cash equivalents, end of period	$9,147,696	$5,309,697
Supplemental Disclosures of Cash Flow Information:
Interest paid	$584,634	$142,041
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$139,038	$22,615
Assumption of notes payable to acquire real estate	$37,975,786	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$351,897	$75,339
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepts subscriptions for shares of its common stock, the Company will transfer substantially all of the net offering proceeds to the Operating Partnership in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership will increase proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009. As of March 31, 2012, the Company owned 11 multifamily properties comprising a total of 2,132 apartment units with 1,964,950 square feet of rentable space and 8,995 square feet of rentable commercial space. For more information on the Company's real estate portfolio, see Note 3.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced its Public Offering on July 19, 2010. Following two years from the commencement of the Public Offering, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. From the commencement of the Public Offering on July 19, 2010 to March 31, 2012, the Company sold 6,432,804 shares of common stock in the Public Offering for gross proceeds of $63,986,162, including 99,891 shares of common stock issued pursuant to the DRP for gross offering proceeds of $948,962. From the commencement of the Public Offering on July 19, 2010 to May 4, 2012, the Company sold 7,597,812 shares of common stock in the Public Offering for gross offering proceeds of $75,576,866, including 135,992 shares of common stock issued pursuant to the DRP for gross offering proceeds of $1,291,924.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also selectively invest in other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 4, 2013. Subject to certain restrictions and limitations, the Advisor manages the Company's day-to-day operations, manages the Company's portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company's board of directors and provides investment management services on the Company's behalf. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company's behalf.
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and the Operating Partnership's subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis), which utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
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
March 31, 2012
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
March 31, 2012
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of March 31, 2012 and December 31, 2011, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2012 and December 31, 2011, the Company had a restricted cash balance of $1,951,977 and $818,348, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company's lenders.
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
Derivative Financial Instruments
The Company's objective in using derivatives is to add stability to interest expense and to manage the Company's exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates. As of March 31, 2012, the Company's derivative instruments include a SIFMA-based interest rate cap.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The Company measures its derivative instruments and hedging activities at fair value and records them as an asset or liability, depending on its rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings. For derivatives designated as net investment hedges, changes in fair value are reported in other comprehensive income (loss) as part of the foreign currency translation gain or loss. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
As of March 31, 2011, the Company did not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The following describes the valuation methodologies used by the Company to measure fair value, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.
Interest rate cap - This derivative did not qualify as a fair value hedge. Fair value was based on a model-driven valuation using the SIFMA Municipal Swap Index curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the cap. Therefore, the Company’s interest rate cap was classified within Level 2 of the fair value hierarchy.
The following table reflects the Company's assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$295,870	$—
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2012 and December 31, 2011, the fair value of the mortgage notes payable was $93,892,242 and $48,555,347, respectively, compared to the carrying value of $92,888,959 and $47,973,049, respectively. The Company has determined that its mortgage loans payable are classified as Level 2 within the fair value hierarchy.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the three months ended March 31, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from January 1, 2012 through March 31, 2012 was a record date for distributions.
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
Pursuant to the Advisory Agreement and the dealer manager agreement by and among the Company, the Operating Partnership and the Dealer Manager (the “Dealer Manager Agreement”), the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.
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
March 31, 2012
(unaudited)

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
The Company recognizes, measures, presents and discloses in its accompanying consolidated financial statements any uncertain tax positions that the Company has taken or expects to take on a tax return. As of March 31, 2012 and December 31, 2011, the Company did not have any liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2011 and 2010.
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
Segment Disclosure
The Company has determined that it has one reportable segment with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment.
Recently Issued Accounting Standard
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was effective for the Company beginning January 1, 2012. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and was originally to be effective for the Company beginning January 1, 2012. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In December 2011, the FASB issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to impact its financial condition or results of operations.
In December 2011, the FASB issued guidance that clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in the Real Estate Sale Subtopic. The guidance is effective for interim and annual periods beginning on or after June 15, 2012. The Company does not expect the adoption of this guidance to have a material impact to its financial position or results of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

3. Real Estate
As of March 31, 2012, the Company owned 11 multifamily properties. The following table provides summary information regarding the Company's property portfolio:

						Average Occupancy as of		Average Monthly Collected Rent as of
Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Initial Mortgage Debt	Mar 31, 2012	Dec 31, 2011	Mar 31, 2012	Dec 31, 2011
Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$6,650,000	96.3%	94.2%	$829	$812
Park Place Apartments	Des Moines, IA	12/22/2010	147	8,050,000	5,000,000	88.4%	91.8%	816	755
Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	5,200,000	98.5%	96.9%	787	748
Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,972,000	97.7%	98.2%	658	668
Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,773,000	96.7%	86.2%	869	862
Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,915,000	93.0%	92.5%	633	642
Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,965,000	91.4%	94.5%	641	613
EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,590,000	93.1%	97.1%	797	857
Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	91.3%	—%	723	—
Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	7,000,000	89.4%	—%	682	—
Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	14,475,786	94.4%	—%	825	—
			2,132	$134,310,000	$93,040,786	93.4%	94.1%	$751	$745
First Quarter Acquisitions
On January 26, 2012, the Company acquired a fee simple interest in the Windsor on the River Apartments located in Cedar Rapids, Iowa (the “Windsor Property”), through a wholly-owned subsidiary of the Operating Partnership. The Windsor Property consists of 244 one-bedroom apartments, 174 two-bedroom apartments and six three-bedroom apartments. The apartments range in size from 563 to 1,519 square feet and amenities include newly appointed interiors with oak cabinetry, wood flooring and new carpeting, full-sized appliances, some with washers and dryers, vaulted ceilings, wood burning fireplaces, private patios and balconies and walk-in closets. Property amenities include a fitness center, night-lighted tennis courts, indoor racquetball courts, an Olympic-sized pool and a clubhouse. An acquisition fee of $666,381 was earned by the Advisor in connection with the acquisition of the Windsor Property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

On February 17, 2012, the Company acquired a fee simple interest in the Renaissance St. Andrews Apartments located in Louisville, Kentucky (the “RSA Property”), through a wholly-owned subsidiary of the Operating Partnership. The RSA Property consists of 108 one-bedroom apartments and 108 two-bedroom apartments. The apartments range in size from 600 to 1,100 square feet and average 933 square feet. Apartment amenities include fully equipped kitchens, private balconies or patios, walk-in closets, outside storage closets, intrusion alarm systems and, in select units, washer/dryer connections and built-in computer desks. Property amenities include a 24-hour fitness center, executive business center, clubhouse, pool with waterfall and sundeck, garages with remote access and a laundry facility. An acquisition fee of $253,897 was earned by the Advisor in connection with the acquisition of the RSA Property.
On March 9, 2012, the Company acquired a fee simple interest in the Spring Creek Apartments located in Edmond, Oklahoma (the “Spring Creek Property”), through a wholly-owned subsidiary of the Operating Partnership. The Spring Creek Property consists of 24 two and three-story buildings and contains 252 apartments comprising a mix of one-, two- and three-bedroom apartments. The apartments average 1,034 square feet and amenities include fully equipped kitchens with stainless steel appliances, granite countertops, washer/dryer connections, wood burning fireplaces in select units, ceiling fans, large closets, private patios and/or balconies (in all but eight units) and vinyl wood flooring. Property amenities include two swimming pools, a clubhouse, a fitness center and an onsite leasing office. An acquisition fee of $392,099 was earned by the Advisor in connection with the acquisition of the Spring Creek Property.
The purchase price for the Company's property portfolio was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Land	Building and Improvements	Tenant Origination and Absorption Costs	Discount (Premium) on Assumed Liabilities	Total Purchase Price
Lincoln Tower Apartments	$258,600	$8,741,736	$499,664	$—	$9,500,000
Park Place Apartments	500,000	6,825,620	724,380	—	8,050,000
Arbor Pointe Apartments	886,124	5,436,189	177,687	—	6,500,000
Clarion Park Apartments	1,470,991	9,462,094	281,915	—	11,215,000
Cooper Creek Village	593,610	9,642,180	184,210	—	10,420,000
Truman Farm Villas	842,987	8,016,384	240,629	—	9,100,000
Prairie Walk Apartments	635,887	5,249,196	214,917	—	6,100,000
EBT Lofts	460,362	7,772,320	342,318	—	8,575,000
Windsor on the River Apartments	3,381,946	28,425,125	1,192,929	—	33,000,000
Renaissance St. Andrews Apartments	838,685	11,418,911	242,404	—	12,500,000
Spring Creek Apartments	2,346,503	17,196,951	405,392	(598,846)	19,350,000
	$12,215,695	$118,186,706	$4,506,445	$(598,846)	$134,310,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

As of March 31, 2012 and December 31, 2011, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	March 31, 2012				December 31, 2011
	Land	Building and Improvements	Tenant Origination and Absorption	Total	Land	Building and Improvements	Tenant Origination and Absorption	Total
Investments in real estate	$12,215,695	$118,788,518	$4,506,445	$135,510,658	$5,648,561	$61,552,400	$2,665,720	$69,866,681
Less: Accumulated depreciation and amortization	—	(2,232,196)	(2,817,333)	(5,049,529)	—	(1,300,934)	(1,814,571)	(3,115,505)
Net investments in real estate and related lease intangibles	$12,215,695	$116,556,322	$1,689,112	$130,461,129	$5,648,561	$60,251,466	$851,149	$66,751,176
Depreciation and amortization expenses were $1,934,024 and $630,134 for the three months ended March 31, 2012 and 2011, respectively. The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs for the three months ended March 31, 2012 and 2011 was $1,002,762 and $463,266, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
As of March 31, 2012 and December 31, 2011, none of the Company's properties had above-market lease assets or below-market lease liabilities.
Operating Leases
As of March 31, 2012, the Company’s real estate portfolio comprised 2,132 residential units and was 93.4% occupied by a diverse group of tenants. For the three months ended March 31, 2012, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. For the three months ended March 31, 2011, the Company’s real estate portfolio earned approximately 94% and 6% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $635,019 and $440,822 as of March 31, 2012 and December 31, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2012 and thereafter is as follows:

April 1, 2012 through December 31, 2012	$108,928
2013	85,541
2014	19,783
2015	—
Thereafter	—
$214,252
As of March 31, 2012 and December 31, 2011, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Deferred Financing Costs and Other Assets
As of March 31, 2012 and December 31, 2011, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	March 31, 2012	December 31, 2011
Deferred financing costs	$726,369	$411,650
Less: accumulated amortization	(68,232)	(34,074)
	658,137	377,576
Prepaid expenses	137,616	147,719
Interest rate cap	295,870	—
Deposits	3,269,340	947,558
	$4,360,963	$1,472,853

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

5. Debt
The following is a summary of notes payable secured by real property as of March 31, 2012 and December 31, 2011:

				Principal Outstanding at
Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2012	December 31, 2011
Lincoln Tower Property(2)(3)	Interest only	September 1, 2015	6.00%	$6,650,000	$6,650,000
Park Place Property(2)	Interest only	December 22, 2013	5.25%	5,000,000	5,000,000
Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,144,208	5,163,262
Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,882,236	8,916,787
Cooper Creek Property	Principal and interest(4)	September 1, 2018	3.89%	6,773,000	6,773,000
Truman Farm Villas Property	Principal and interest(4)	January 1, 2019	3.78%	5,915,000	5,915,000
Prairie Walk Property	Principal and interest(4)	January 1, 2019	3.74%	3,965,000	3,965,000
EBT Lofts Property	Principal and interest(4)	January 1, 2019	3.82%	5,590,000	5,590,000
Windsor on the River Property	Interest only	May 1, 2042	Variable(5)(6)	23,500,000	—
Renaissance Property	Interest only	March 1, 2013	LIBOR + 4.55%	7,000,000	—
Spring Creek Property(7)	Principal and interest	February 1, 2018	4.88%	14,469,515	—
				$92,888,959	$47,973,049
_____________________________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

(2)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(3)
On April 12, 2012, the Company refinanced its existing mortgage loan with the proceeds of a loan in the aggregate principal amount of $8,776,000 bearing interest at a rate of 3.66% with a principal maturity date of May 1, 2019.

(4)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(5)
The loan was originally funded with proceeds from the issuance of Iowa Finance Authority Variable Rate Demand Multifamily Housing Revenue Bonds (Windsor on the River, LLC Project), Series 2007A in the original aggregate principal amount of $24,000,000 (the “Bonds”) pursuant to an Indenture of Trust dated May 1, 2007 (the “Indenture”) by and between the Issuer and The Bank of New York Mellon Trust Company, N.A. (the “Bond Trustee”), as trustee

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

for the holders of the Bonds. Pursuant to the loan documents, the Company is required to pay, or cause to be paid, to the Trustee on each date on which any payment of the principal of, premium, if any, or interest on the Bonds is due (whether on an interest payment date, at maturity or upon redemption or acceleration), an amount which, together with the funds held by the Trustee in a bond fund, will be sufficient to enable the Trustee to pay the principal of, premium, if any, and interest on the Bonds due on such date. The loan will bear interest at a rate equal to the interest rate borne from time to time by the Bonds, calculated on the same basis and to be paid by the Company at the same time as interest on the Bonds is calculated and paid from time to time. Interest on the Bonds is calculated by the remarketing agent and is equal to the interest rate per annum, which in the professional judgment of the remarketing agent having due regard for prevailing market conditions, would be the minimum interest rate necessary to cause the sale of the Bonds on the first day of an interest period at a price equal to 100% of the principal amount of the Bonds plus accrued interest. The Bonds currently bear interest at a weekly rate.

(6)
The Company entered into an interest rate cap, which limits the Securities Industry and Financial Markets Association (SIFMA) portion of the interest rate to 3% through January 31, 2017 and 5% through January 31, 2019.

(7)
The principal balance at March 31, 2012 includes the unamortized portion of the debt premium of $592,575. During the three months ended March 31, 2012, the Company recorded amortization of debt premiums of $6,271 as an offset to interest expense in the accompanying consolidated statements of operations.

The following is a summary of the Company's aggregate maturities as of March 31, 2012:

		Remainder of 2012	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2013	2014	2015	2016	Thereafter
Principal payments on outstanding debt obligations(1)	$92,296,384	$347,493	$12,891,604	$936,533	$7,627,648	$1,016,525	$69,476,581
_____________________________

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all financial debt covenants.
Interest expense of $280,878 and $135,317 was payable as of March 31, 2012 and December 31, 2011, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
Letter of Credit
In connection with the acquisition of the Windsor Property, PNC Bank, National Association (the “Credit Provider”) issued a Letter of Credit to the Bond Trustee up to an aggregate of $23,789,727. The purpose of the Letter of Credit is to provide the Bond Trustee with funds for the payment of principal of and interest on the Bonds and the purchase price of Bonds that have been tendered pursuant to the tender provisions of the Indenture to the extent remarketing proceeds or other funds are not available for such purposes. The letter of credit will expire on January 25, 2017. Pursuant to a Reimbursement and Credit Agreement (the “Reimbursement Agreement”) by and between the Company, the Credit Provider and the Bond Trustee, the Company will reimburse the Credit Provider for all amounts paid by the Credit Provider to the Bond Trustee pursuant to a draw on the Letter of Credit on the day that the Credit Provider pays such amounts to the Trustee. Interest on any amounts due under the Reimbursement Agreement will accrue from the date such amounts become due and payable until paid in full at a rate per annum equal to a fluctuating rate established by the Reimbursement Agreement plus 3.0%, subject to certain exceptions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The Company paid a nonrefundable fee in connection with the origination of the Letter of Credit in the amount of $118,950. In addition, the Company will pay the Credit Provider an annual fee based upon a fixed percentage of the Letter of Credit Amount (the “Facility Fee”). The Facility Fee will be: (1) for the period commencing on the closing date and ending on the day immediately preceding the first anniversary of the closing date, 2.0% per annum; (2) for the period commencing on the first anniversary of the closing date and ending on the day immediately preceding the third anniversary of the closing date 2.25% per annum; and (3) for the period commencing on the third anniversary of the closing date and thereafter, 2.50% per annum.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of March 31, 2012, the Company had issued 6,970,192 shares of common stock in its Private Offering and Public Offering for offering proceeds of $58,650,034, net of offering costs of $10,231,491. These offering costs primarily consist of selling commissions and dealer manager fees. As of March 31, 2012, the Company also had issued 99,891 shares of common stock at $9.50 per share pursuant to the DRP for total proceeds of $948,962. Offering proceeds include $250,814 and $505,951 of amounts receivable from the Company’s transfer agent as of March 31, 2012 and December 31, 2011, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the year ended December 31, 2011, the Company granted 7,500 shares of restricted stock to its independent directors at a fair value of $9.10 as compensation for services in connection with their re-election to the board of directors at the Company's annual meeting. On October 24, 2011, the Company granted 5,000 shares of restricted stock to one of its independent directors at a fair value of $9.10 as compensation for services in connection with her initial election to the board of directors. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors at a fair value of $8.55 as compensation for services. The shares of restricted stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $8,349 and $8,016 for the three months ended March 31, 2012 and 2011, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.75 years as of March 31, 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

For the three months ended March 31, 2012 and 2011, the Company issued 0 and 893 shares, respectively, of common stock to an independent director as compensation, in lieu of cash, at a weighted average fair value of $9.10. Included in general and administrative expenses is $0 and $8,125 of compensation expense for independent director compensation of common stock in lieu of cash compensation for the three months ended March 31, 2012 and 2011, respectively.
Convertible Stock
The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds (2) the aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2012 and December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2012
(unaudited)

Share Repurchase Plan and Redeemable Common Stock
There is no market for the Company’s common stock and, as a result, there is risk that a stockholder may not be able to sell his or her shares of the Company’s stock at a time or price acceptable to the stockholder. To allow stockholders to receive liquidity for their shares of common stock in limited circumstances, the Company’s board of directors has approved a share repurchase plan.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. During the three months ended March 31, 2012, the Company redeemed a total of 22,874 shares with a total redemption value of $211,588 and received requests for the redemption of 4,773 shares with a total redemption value of $45,145.
Pursuant to the share repurchase plan, for the three months ended March 31, 2012 and 2011, the Company reclassified $352,125 and $75,339, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of March 31, 2012 and December 31, 2011, $999,647 and $680,359, respectively, of fees had been deferred pursuant to the Advisory Agreement.
For purposes of calculating the amount of fees that may be deferred pursuant to the Advisory Agreement, the amount of distributions paid during a fiscal quarter shall include the value of shares of the Company’s common stock distributed pursuant to the DRP. Additionally, for purposes of calculating the difference between Adjusted Funds From Operations and the amount of distributions paid during a measurement period, if Adjusted Funds From Operations during such period is negative, Adjusted Funds From Operations shall be deemed to be zero.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Distributions Declared
Distributions declared to date (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the 15th day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
Distributions declared for the three months ended March 31, 2012 and 2011were $1,004,618 and $230,428, including $413,147 and $83,012, or 43,489 shares and 8,738 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2012 and December 31, 2011, $393,631 and $254,592 distributions declared were payable, which included $162,690 and $101,440 of distributions reinvested pursuant to the DRP.
Distributions Paid
For the three months ended March 31, 2012 and 2011, the Company paid cash distributions of $513,683 and $132,474, respectively, which related to distributions declared for each day in the period from December 1, 2011 through February 29, 2012 and December 1, 2010 through February 28, 2011, respectively. Additionally, for the three months ended March 31, 2012 and 2011, 37,042 and 7,930 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $351,897 and $75,339, respectively. For the three months ended March 31, 2012 and 2011, the Company paid total distributions of $865,580 and $207,813.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2012 and 2011 are as follows:

	Incurred For the Three Months Ended March 31,
	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$215,020	$35,766
Acquisition fees(1)	1,312,377	—
Acquisition expenses(2)	229,698	59,929
Property management
Fees(1)	126,037	32,390
Reimbursement of onsite personnel(3)	360,172	102,952
Other operating expenses	697,186	—
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	1,298,984	189,293
Selling commissions	1,511,148	202,953
Dealer management fees	849,148	118,949
	$6,599,770	$742,232
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011.

(2)	Included in other acquisition costs in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three months ended March 31, 2012 and 2011.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Amounts attributable to the Advisor and its affiliates paid (received) for the three months ended March 31, 2012 and 2011 are as follows:

	Paid (Received) For the Three Months Ended March 31,
	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees	$—	$—
Acquisition fees	855,594	222,642
Acquisition expenses	107,302	47,085
Property management
Fees	96,535	28,439
Reimbursement of onsite personnel	352,667	89,277
Other operating expenses	517,332	—
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	1,291,102	191,146
Selling commissions	1,511,148	202,953
Dealer management fees	849,148	118,949
Due to (from) affiliates
Due from Advisor	—	(53,353)
	$5,580,828	$847,138

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of March 31, 2012 and December 31, 2011 are as follows:

	Payable (Receivable) as of
	March 31, 2012	December 31, 2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$461,244	$246,224
Acquisition fees(2)	1,138,722	681,939
Acquisition expenses	230,323	107,927
Property management
Fees	53,704	24,202
Reimbursement of onsite personnel	53,818	46,313
Other operating expenses	367,611	187,757
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	99,585	91,703
Due to (from) affiliates
Due from Advisor	—	—
	$2,405,007	$1,386,065
_____________________________

(1)	Investment management fees earned by the Advisor that have been deferred as of March 31, 2012 and December 31, 2011, respectively, pursuant to the terms of the Advisory Agreement.

(2)
Acquisition fees earned by the Advisor totaling $538,403 and $434,135 were deferred as of March 31, 2012 and December 31, 2011, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $600,319 and $247,804 were due and payable and are included in due to affiliates in the accompanying balance sheets at March 31, 2012 and December 31, 2011, respectively.

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
March 31, 2012
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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2012 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$68,881,525	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$10,332,229	15.00%

O&O expenses recorded
Sales commissions paid	$4,122,471	5.98%
Broker dealer fees paid	2,363,570	3.43%
Private offering costs reimbursements	423,707	0.62%
Public offering costs reimbursements	3,321,743	4.82%
Organizational costs reimbursements	100,738	0.15%
Total O&O costs reimbursements recorded by the Company	$10,332,229	15.00%

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

As of March 31, 2012 and December 31, 2011, the Advisor had incurred $18,359,231 and $14,100,576, respectively, of organizational and offering costs on behalf of the Company, of which $8,027,002 and $7,427,627, respectively, have been deferred as of the applicable date, as follows:

	Incurred through December 31, 2011	Amounts Recognized	Amounts Deferred as of December 31, 2011	Incurred for the Three Months Ended March 31, 2012	Amounts Recognized	Amounts Deferred as of March 31, 2012	Amounts Recognized Through March 31, 2012
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—	100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	11,698,119	5,695,562	6,002,557	4,258,655	3,659,280	6,601,932	9,354,842
	$14,100,576	$6,672,949	$7,427,627	$4,258,655	$3,659,280	$8,027,002	10,332,229
Organization costs are expensed as incurred. From inception through March 31, 2012, the Company incurred $100,738 of organizational costs on the Company's behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three months ended March 31, 2012.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three months ended March 31, 2012 and 2011, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through March 31, 2012, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors. For the three months ended March 31, 2012 and 2011, the Advisor incurred $4,258,655 and $1,152,809, respectively, and the Company reimbursed the Advisor $3,659,280 and $511,194, respectively, of offering costs related to the Public Offering. Included in the $3,659,280 of offering costs incurred by the Advisor for the three months ended March 31, 2012 are $452,000 of amounts paid for certain offering services provided to the Company that are potentially reimbursable to the Advisor, subject to the approval of the independent directors. The Advisor has incurred total offering costs related to the Public Offering of $15,956,774 from inception through March 31, 2012, of which $6,601,932 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $10,332,229 for organization and offering costs incurred from inception through March 31, 2012, including reimbursements of $3,659,280 and $511,194 for the three months ended March 31, 2012 and 2011, respectively. The Company accrued $99,585 and $91,703 for the reimbursement of offering costs in the financial statements as of March 31, 2012 and December 31, 2011, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended March 31, 2012 and the year ended December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $461,244 and $246,224 of investment management fees the Company was obligated to pay the Advisor had been deferred as of March 31, 2012 and December 31, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Acquisition fees of $600,319 and $247,804 were due and payable and included in due to affiliates in the accompanying balance sheets at March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012 and the year ended December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $538,403 and $434,135 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of March 31, 2012 and December 31, 2011, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three months ended March 31, 2012, the Advisor incurred $229,698 of direct acquisition costs and the Company paid $343,783 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties except the EBT Lofts Property, which is managed by an unaffiliated third-party management company. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 3.0% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause upon 30 days prior written notice to the Property Manager. For the three months ended March 31, 2012 and 2011, the Company incurred $126,037 and $32,390, respectively, of property management fees, of which $96,535 and $28,439 was paid to the Property Manager and $53,704 and $24,202 was payable to the Property Manager at March 31, 2012 and December 31, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three months ended March 31, 2012 and 2011, the Company incurred $360,172 and $102,952, respectively, of salaries and related benefits of on-site property management employees, of which $352,667 and $89,277 was paid to the Property Manager and $53,818 and $46,313 was payable to the Property Manager at March 31, 2012 and December 31, 2011, respectively.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company's allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which was subsequently amended on December 21, 2011. The following summary describes the terms of the Reimbursement Agreement as amended.
Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of the Advisory Agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), the Company’s total operating expenses as of March 31, 2011 exceed the 2%/25% Limitation, measured for the Company’s entire operating history through June 30, 2012, then the Advisor will reimburse the Company for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). As of March 31, 2012, the amount potentially reimbursable by the Advisor was $33,231. Acquisition fees deferred pursuant to the Advisory Agreement will not be considered as an offset of the amounts which may be required to be paid by the Advisor on the Determination Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

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
Pursuant to the terms of the Reimbursement Agreement, Beacon Bay Holdings, LLC, an affiliate of the Sponsor (“Beacon Bay”), has absolutely and unconditionally guaranteed, as a primary obligor (the “Primary Guaranty”), (1) the payment of all amounts due and payable by the Advisor to the Company under the Reimbursement Agreement and (2) all expenses that are incurred by the Company in the enforcement of such Primary Guaranty, when and as the amounts become due, (together the “Guaranteed Obligations”). Additionally, Mr. Rodney F. Emery will absolutely and unconditionally guaranty, as a primary obligor, the payment of all Guaranteed Obligations; provided, however, that Mr. Emery will have no liability or obligation under his secondary guaranty until the Company has provided notice to Mr. Emery that Beacon Bay has failed to perform, or is unable to perform (as determined by the Company's independent directors in their sole discretion), its obligations under the Primary Guaranty.
The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three months ended March 31, 2012 and 2011, were as follows:

	For the three months ended March 31,		For the Period from May 4, 2009 (Inception) to March 31, 2012
	2012	2011
General and administrative expenses recognized by the Company	$767,775	$495,245	2,621,491
General and administrative expenses incurred by the Advisor on behalf of the Company (and not recognized by the Company)	—	—	1,123,107
Allocable share of Advisor's overhead incurred on behalf of the Company (and not recognized by the Company)	$—	$160,121	1,448,803
	$767,775	$655,366	5,193,401
For the three months ended March 31, 2012 and 2011, the Advisor and its affiliates incurred $0 and $160,121, respectively, of the Company’s operating expenses in excess of the 2%/25% Limitation, consisting of the Company's allocable share of Advisor's overhead expenses reimbursable by the Company of $0 and $160,121, respectively. This excess has not been recognized by the Company nor are these amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement. From inception through March 31, 2012, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910, none of which has been recognized by the Company and none of which is included in due to affiliates, net, on the accompanying balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. No disposition fee will be paid for securities traded on a national securities exchange. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of March 31, 2012, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2012.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three months ended March 31, 2012 and 2011, the Company paid selling commissions of $1,511,148 and $202,953 and dealer manager fees of $849,148 and $118,949, respectively.

8. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of March 31, 2012 and December 31, 2011, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company's board of directors. On October 23, 2011, one of the independent directors resigned from the Company's board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors had elected to receive 50% of the director compensation in stock through December 31, 2011. The Company recorded stock-based compensation expense of $8,349 and $16,141 for the three months ended March 31, 2012 and 2011, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

10. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective to manage exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. As of March 31, 2012, the Company had one interest rate cap with a notional amount of $23,500,000. The following table provides the terms of our interest rate derivative instruments that were in effect at March 31, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Fixed Rate
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.19%	3.00%
The interest rate cap is not designated, nor does it qualify as a cash flow hedge. Accordingly, the Company records any changes in the fair value of the interest rate cap in interest expense.
11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three months ended March 31, 2012 and 2011. The Company acquired three properties during the three months ended March 31, 2012 and no properties during the three months ended March 31, 2011. These three properties contributed $1,051,826 of revenues and $754,122 of net loss, including $844,512 of depreciation and amortization, to the Company's results of operations from the date of acquisition to March 31, 2012. The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 has been provided to give effect to the acquisitions of the three properties as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2012	2011
Revenues	$4,857,282	$4,778,154
Net loss	(1,236,065)	(6,150,077)
Net loss attributable to noncontrolling interest	—	—
Net loss attributable to common stockholders	$(1,236,065)	$(6,150,077)
Basic and diluted net loss per common share	$(0.17)	$(0.87)
The pro forma information reflects adjustments for actual revenues and expenses of the three properties acquired during the three months ended March 31, 2012 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2011 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

12. Subsequent Events
Distributions Paid
On April 2, 2012, the Company paid distributions of $393,631, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012 and consisted of cash distributions paid in the amount of $230,941 and $162,690 in shares issued pursuant to the DRP.
On May 1, 2012, the Company paid distributions of $435,728, which related to distributions declared for each day in the period from April 1, 2012 through April 30, 2012 and consisted of cash distributions paid in the amount of $255,456 and $180,272 in shares issued pursuant to the DRP.
Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of May 4, 2012, the Company had sold 7,597,812 shares of common stock in the Public Offering for gross proceeds of $75,576,866, including 135,992 shares of common stock issued pursuant to the DRP for gross offering proceeds of $1,291,924. Total shares sold as of May 4, 2012 in the Private Offering and Public Offering were 8,238,947 shares representing gross proceeds of $81,457,860, including 135,992 shares of common stock issued pursuant to the DRP for gross offering proceeds of $1,291,924.
Acquisition of the Montclair Parc Apartments
On April 26, 2012, the Company acquired a fee simple interest in the Montclair Parc Apartments located in Oklahoma City, Oklahoma (the “Montclair Property”), through a wholly-owned subsidiary of the Operating Partnership for an aggregate purchase price of $35,750,000. The Company financed the payment of the purchase price for the Montclair Property with a combination of (1) proceeds from the Company’s public offering and (2) a loan in the aggregate principal amount of $25,025,000 from PNC Bank, National Association. The Montclair Property consists of 18 three-story residential buildings and a separate leasing office/clubhouse situated on a 22 acre site. The Montclair Property includes 202 one-bedroom/one bath apartments, 128 two-bedroom/two bath apartments and 30 three-bedroom/two bath apartments. Apartment amenities at the Montclair Property include nine-foot ceilings with crown moldings in select apartments, tile entries, full kitchen appliance packages, ceiling fans, full-size washer dryer connections, covered private patios or terraces and intrusion alarms. Property amenities at the Montclair Property include a designer clubhouse, gated access, laundry centers, a 24-hour fitness facility and a resort-style swimming pool with heated spa. An acquisition fee of $721,328 was earned by the Advisor in connection with the acquisition of the Montclair Property.
Refinancing of the Lincoln Tower Apartments Loan
On April 12, 2012, the Company refinanced the existing Lincoln Tower loan (the “Acquisition Loan”) with the proceeds of a loan in the aggregate principal amount of $8,776,000 from PNC Bank, National Association (the “Lincoln Tower Loan”). A portion of the proceeds of the Lincoln Tower Loan were used by the Company to retire approximately $6,650,000 of principal outstanding on the Acquisition Loan and accrued interest. The balance of the proceeds will be used for future acquisitions and related costs. Interest on the outstanding principal balance of the Lincoln Tower Loan will accrue at a rate of 3.66% per annum and a monthly payment of principal and interest in the amount of approximately $44,691.39 will be due and payable on the first day of each month, commencing June 1, 2012, until May 1, 2019.
Amendment to the Advisory Agreement
On April 11, 2012, the Company entered into Amendment No. 2 to the Advisory Agreement to renew the term of the Advisory Agreement for an additional one year term ending May 4, 2013.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history as we commenced operations on August 11, 2010;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to raise proceeds in our continuous public offering of common stock;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to continue to successfully identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission, or SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 29, 2012.
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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. If we extend the initial public offering beyond two years from the date we commenced our public offering, our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. As of March 31, 2012, we had sold 6,432,804 shares of common stock in our initial public offering for gross offering proceeds of $63,986,162, including 99,891 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $948,962.
We intend to use substantially all of the net proceeds from our initial public offering to invest in a diverse portfolio of real estate and real estate-related assets, primarily in the multifamily sector. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties and real estate-related assets. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we owned 11 multifamily properties located within the greater midwest geographic region. Our property portfolio consists of an aggregate of 2,132 multifamily units. The Lincoln Tower Apartments also includes approximately 9,000 square feet of commercial office space. The total cost of our real estate portfolio was $134,310,000, exclusive of closing costs. At March 31, 2012, our portfolio was approximately 96.1% leased.
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
We have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2010. As a REIT we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
Recent Real Estate Acquisitions
On January 26, 2012, we acquired a fee simple interest in the Windsor on the River Apartments, or the Windsor property, for an aggregate purchase price of approximately $33,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Windsor property with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $23,500,000 from a regional bank.
On February 17, 2012, we acquired a fee simple interest in the Renaissance St. Andrews Apartments, or the St. Andrews property, for an aggregate purchase price of approximately $12,500,000, exclusive of closing costs. We financed the payment of the purchase price for the St. Andrews property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $7,000,000 from a regional bank.
On March 9, 2012, we acquired a fee simple interest in the Spring Creek Apartments, or the Spring Creek property, for an aggregate purchase price of approximately $19,350,000, exclusive of closing costs. We financed the payment of the purchase price for the Spring Creek property with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $13,876,940 from a regional bank.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our accounting policies during 2012.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our transfer agent, expenses related to our organization, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2012 and December 31, 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2011 and 2010.
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage (defined below). If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of March 31, 2012, we had deferred $999,647 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $319,288 during the three months ended March 31, 2012 as adjusted funds from operations did not exceed the total distributions paid for the quarter.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The “offering stage” will be considered complete on the first date that we are no longer offering equity securities that are not listed on a national securities exchange, whether through our public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date. “Adjusted funds from operations” is equivalent to modified funds from operations described herein. See “—Funds from Operations and Modified Funds from Operations.”
We accrue the probable and estimable amount of deferred fees and the deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred.
Distributions declared to date (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the 3rd day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.
The distributions paid during each of the last four fiscal quarters ended March 31, 2012, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan, and the sources of our distributions were as follows:

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Distributions paid in cash	$513,683	$340,601	$238,089	$176,308	$132,474
Distributions reinvested	351,897	220,518	156,007	110,483	75,339
Total distributions	$865,580	$561,119	$394,096	$286,791	$207,813
For the three months ended March 31, 2012 our net loss was $3,273,591, we had negative FFO of $1,339,567 and cash flow used in operations was $1,427,644. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with funds from proceeds of our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2012, we had not entered into any leases as a lessee.
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
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2012, our borrowings were not in excess of 300% of the value of our net assets.
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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As of March 31, 2012, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources of capital, including, without limitation, entering in to a credit facility. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of March 31, 2012, we owned 11 multifamily properties. During the three months ended March 31, 2012, net cash used in operating activities was $1,427,644 compared to net cash used in operating activities of $292,481 for the three months ended March 31, 2011. The increase in net cash used in operating activities is primarily due to increased costs associated with the nine additional multifamily properties acquired subsequent to the first quarter of 2011. We expect cash used in operating activities to increase in future periods as a result of the costs incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect cash flows from operations to increase as we expand our property portfolio and stabilize its operations.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2012, net cash used in investing activities was $28,530,595 compared to net cash used in investing activities of $1,487 during the three months ended March 31, 2011. The increase in net cash used in investing activities was primarily due to the acquisition of three multifamily properties during the three months ended March 31, 2012, compared to no property acquisitions during the three months ended March 31, 2011.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the three months ended March 31, 2012, net cash provided by financing activities was $26,905,254 compared to net cash provided by financing activities of $2,745,468 during the three months ended March 31, 2011. Net cash provided by financing activities during the three months ended March 31, 2012 consisted of the following:

•
$20,998,849 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $2,360,296, and (2) the reimbursement of other offering costs to affiliates in the amount of $1,291,102;

•	$6,631,676 of proceeds from the issuance or assumption of notes payable, net of deferred financing costs in the amount of $314,719 and principal payments of $53,605;

•	$211,588 of cash paid for the redemption of common stock; and

•	$513,683 of net cash distributions, after giving effect to distributions reinvested by stockholders of $351,897.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2012, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, we had notes payable in the principal amount of $92,888,959. The following is a summary of our contractual obligations as of March 31, 2012:

			Payments Due During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Interest payments on outstanding debt obligations (1)	$15,314,156	$2,435,168	$2,894,067	$2,505,889	$2,365,024	$2,026,897	$3,087,111
Principal payments on outstanding debt obligations (2)	$92,296,384	$347,493	$12,891,604	$936,533	$7,627,648	$1,016,525	$69,476,581
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2012. We incurred interest expense of $758,082 during the three months ended March 31, 2012, including amortization of deferred financing costs totaling $34,158.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of March 31, 2012, we owned 11 multifamily properties compared to owning only two multifamily properties at March 31, 2011. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three months ended March 31, 2012 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide more insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. A reconciliation of net loss to NOI (a non-GAAP measure) appears under the heading “Net Operating Income”.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations
The following table summarizes the consolidated results of operations for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011	Change $	Change %
Total revenues	$3,892,820	$881,432	$3,011,388	342%
Operating expenses	1,047,033	357,897	689,136	193%
Real estate taxes and insurance	432,582	161,535	271,047	168%
Fees to affiliates	1,653,434	68,156	1,585,278	2,326%
Depreciation and amortization	1,934,024	630,134	1,303,890	207%
Interest expense	758,082	166,812	591,270	354%
General and administrative expenses	767,775	495,245	272,530	55%
Other aquisition costs	573,481	59,929	513,552	857%
Net loss	$(3,273,591)	$(1,058,276)	$(2,215,315)	209%

NOI(1)	$2,230,450	$365,501	$1,864,949	510%
FFO(2)	$(1,339,567)	$(428,142)	$(911,425)	(213)%
MFFO(2)	$546,291	$(368,213)	$914,504	248%
________________

(1)
Net Operating Income, or NOI, is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the three months ended March 31, 2012, we had a net loss of $3,273,591 compared to a net loss of $1,058,276 for the three months ended March 31, 2011. The increase in net loss of $2,215,315 over the comparable prior year period is primarily due to the increase in operating, maintenance and management expenses of $689,136, the increase in fees to affiliates of $1,585,278, the increase in depreciation and amortization expense of $1,303,890, the increase in interest expense of $591,270 and the increase in other acquisition costs of $513,552, partially offset by the increase in total revenues of $3,011,388. The increase in these expenses is due primarily to the increase in our property portfolio from two properties at March 31, 2011 to 11 properties at March 31, 2012.
Total revenues
Rental income and tenant reimbursements for the three months ended March 31, 2012 were $3,892,820 compared to $881,432 for the three months ended March 31, 2011. The increase of $3,011,388 is primarily due to the fact that we owned 11 multifamily properties as of March 31, 2012 compared to two multifamily properties as of March 31, 2011. Additionally, our total units increased by 1,795 from 337 at March 31, 2011 to 2,132 at March 31, 2012. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses for the three months ended March 31, 2012 were $1,047,033 compared to $357,897 for the three months ended March 31, 2011. The increase of $689,136 is primarily due to the fact that we operated 11 multifamily properties as of March 31, 2012 compared to two multifamily properties as of March 31, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2012 were $432,582 compared to $161,535 for the three months ended March 31, 2011. The increase of $271,047 was due to the acquisition of nine multifamily properties since March 31, 2011 and the continuing operation of the properties owned as of March 31, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2012 were $1,653,434 compared to $68,156 for the three months ended March 31, 2011. The increase of $1,585,278 was primarily due to acquisition fees earned by our advisor, which totaled $1,312,377 for the three months ended March 31, 2012 compared to acquisition fees of $0 for the three months ended March 31, 2011. Additionally, the property management and investment management fees increased for the three months ended March 31, 2012 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2012 were $1,934,024 compared to $630,134 for the three months ended March 31, 2011. The increase of $1,303,890 was primarily due to the increase in depreciable and amortizable assets of $59,076,843 since March 31, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the three months ended March 31, 2012 was $758,082 compared to $166,812 for the three months ended March 31, 2011. The increase of $591,270 was primarily due to the increases in the notes payable balance of $44,915,910 since March 31, 2011. Included in interest expense is the amortization of deferred financing costs of $34,158 and $3,625 for the three months ended March 31, 2012 and 2011, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended March 31, 2012 were $767,775 compared to $495,245 for the three months ended March 31, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, transfer agent fees, other professional fees and independent director compensation. The increase of $272,530 is primarily due to increases in transfer agent fees as a result of the increase in the number of stockholders as well as increases in legal, audit and other professional fees in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other acquisition costs
Other acquisition costs for the three months ended March 31, 2012 were $573,481 compared to $59,929 for the three months ended March 31, 2011, The increase in acquisition costs related primarily to our acquisition of three multifamily properties during the first quarter of 2012 compared to no acquisitions of multifamily properties during the first quarter of 2011. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2011. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2011. Our same store properties for the first quarter of 2011 and 2012 were the Lincoln Tower Apartments and the Park Place Condominiums.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011	Change $	Change %
Same-store properties:
Revenues	$916,293	$881,432	$34,861	4%
Operating expenses	484,337	515,931	(31,594)	(6)%
Net operating income	431,956	365,501	66,455	18%

Non-same-store properties:
Revenues	$2,976,528	$—	$2,976,528	100%
Operating expenses	1,178,034	—	1,178,034	100%
Net operating income	1,798,494	—	1,798,494	100%

Total net operating income	$2,230,450	$365,501	$1,864,949	510%
Net Operating Income
Same-store net operating income for the three months ended March 31, 2012 was $431,956 compared to $365,501 for the three months ended March 31, 2011. The 18% increase in same-store net operating income is primarily due to the 4% increase in same-store rental revenues and the 6% decrease in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended March 31, 2012 were $916,293 compared to $881,432 for the three months ended March 31, 2011. The 4% increase in same-store revenues is primarily due to the market rent increases at the Lincoln Tower Apartments and Park Place Condominiums.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2012 were $484,337 compared to $515,931 for the three months ended March 31, 2011. The 6% decrease in same-store operating expenses is primarily due to post-acquisition operating efficiencies introduced at the Lincoln Tower Apartments and Park Place Condominiums.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
Reconciliation of net loss to MFFO:	2012	2011
Net loss	$(3,273,591)	$(1,058,276)
Depreciation of real estate assets	931,262	166,868
Amortization of lease-related costs	1,002,762	463,266
FFO	(1,339,567)	(428,142)
Acquisition fees and expenses(1)	1,885,858	59,929
MFFO	$546,291	$(368,213)
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

Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended March 31, 2012, we deferred $319,288 of acquisition and investment management fees earned during the three months ended March 31, 2012. Acquisition fees and investment management fees of $600,319 and $0, respectively, are due and payable as of March 31, 2012 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2012 and 2011 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(3,273,591)	$(1,058,276)
Fees to affiliates(1)	1,527,397	35,766
Depreciation and amortization	1,934,024	630,134
Interest expense	758,082	166,812
General and administrative expenses(2)	711,057	531,136
Acquisition costs	573,481	59,929
Net operating income	$2,230,450	$365,501
________________

(1)	Excludes property management fees of $126,037 and $32,390, which are included in NOI for the three months ended March 31, 2012 and 2011, respectively.

(2)
General and administrative expenses for the three months ended March 31, 2012 exclude certain expenses totaling $56,718 that are included in NOI. General and administrative expenses for the three months ended March 31, 2011 include certain expenses totaling $35,891 that are excluded from NOI.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements
As of March 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Item 3. Qualitative and Quantitative Disclosure About Market Risk
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we have, and may in the future, utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2012, the fair value of our fixed rate debt was $63,392,242 and the carrying value of our fixed rate debt was $62,388,959. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $30,500,000 of variable rate debt outstanding. Based on interest rates as of March 31, 2012, if interest rates were 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt would increase by $299,945 and if interest rates were 100 basis points lower during the 12 months ending March 31, 2013, interest expense on the variable rate debt would decrease by $61,795.
The weighted-average interest rate of our fixed rate debt and variable rate debt was 4.60% and 3.35% at March 31, 2012, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2012 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2012 where applicable.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of March 31, 2012, we had sold 7,070,083 shares of our common stock, including 99,891 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $69,830,487 in the private offering and public offering.
From inception through March 31, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$6,033,099	Actual	9.57%
Other organization and offering costs	3,422,481	Actual	5.43%
Total expenses	$9,455,580
Total public offering proceeds (excluding DRP proceeds)	$63,037,200	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual	15.00%
From the commencement of our initial public offering through March 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $54,530,582 including net offering proceeds from our distribution reinvestment plan of $948,962. For the period from inception through March 31, 2012, the ratio of the cost of raising capital was approximately 15%.
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2012, we had used approximately $41,269,214 in offering proceeds to partially fund the acquisition of 11 multifamily properties.

PART II—OTHER INFORMATION (continued)

During the three months ended March 31, 2012, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share redemption program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	—	22,874	$9.25	(3)
February 2012	1,500	—	—	(3)
March 2012	3,273	—	—	(3)
	4,773	22,874
________________

(1)	The Company generally redeems shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to our most recently established estimated net asset value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated net asset value per share no later than six months following the completion of our public offering and every six months thereafter. “Public offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

(3)
The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
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

3.1
Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-(No. 333-160748)).

4.2
Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

10.1
Property Management Agreement, dated as of January 26, 2012, by and between SIR Windsor On The River, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 1, 2012).

10.2
Assumption Agreement, dated as of January 26, 2012, by and among Windsor on the River, LLC, SIR Windsor On The River, LLC and The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 1, 2012).

10.3
Loan Agreement, dated as of May 1, 2007, by and between Iowa Finance Authority and Windsor On The River, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 1, 2012).

10.4
Promissory Note (Series 2007A), dated as of February 1, 2008, by Windsor On The River, LLC in favor of The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed February 1, 2012).

10.5
Reimbursement and Credit Agreement, dated as of January 26, 2012, by and between SIR Windsor on the River, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed February 1, 2012).

10.6
Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture filing, dated as of January 26, 2012, by SIR Windsor on the River, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed February 1, 2012).

10.7
Pledge and Security Agreement, dated as of January 26, 2012, by and among SIR Windsor on the River, LLC, The Bank Of New York Trust Company, N.A. and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed February 1, 2012).

10. 8
Guaranty Agreement, dated as of January 26, 2012, by Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed February 1, 2012).

PART II—OTHER INFORMATION (continued)

10. 9
Hazardous Materials Indemnity Agreement, dated as of January 26, 2012, by SIR Windsor on the River, LLC and Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed February 1, 2012).

10.10
Land Use Restriction Agreement, dated as of November 1, 2007, by and between Iowa Finance Authority, Windsor On The River, LLC and The Bank Of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed February 1, 2012).

10.11
Remarketing Agreement, dated as of May 1, 2007, between Stern Brothers & Co. and Windsor on the River, LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed February 1, 2012).

10.12
Purchase Contract (Renaissance at St. Andrews Apartments), dated as of December 30, 2011, by and between REDUS Kentucky, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit10.1 to the Company's Form 8-K filed February 24, 2012).

10.13
Assignment and Assumption of Purchase Agreement, dated as of February 17, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Renaissance, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 24, 2012).

10.14
Property Management Agreement, dated as of February 17, 2012, by and between SIR Renaissance, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 24, 2012).

10.15
Multifamily Note, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed February 24, 2012).

10.16
Multifamily Loan and Security Agreement (Non-Recourse), dated as of February 17, 2012, by and between SIR Renaissance, LLC and W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed February 24, 2012).

10.17
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed February 24, 2012).

10.18
Guaranty of Non-Recourse Obligations, dated as of February 17, 2012, by Steadfast Income REIT, Inc. in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed February 24, 2012).

10.19
Environmental Indemnity Agreement, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed February 24, 2012).

10.20
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2011, by and between WC/TP Spring Creek, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 15, 2012).

10.21
Assignment and Assumption of Purchase Agreement, dated as of March 9, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Spring Creek, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 15, 2012).

10.22
Property Management Agreement, dated as of March 9, 2012, by and between SIR Spring Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed March 15, 2012).

PART II—OTHER INFORMATION (continued)

10.23
Assumption Agreement, dated as of March 9, 2012, by and among U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702, WC/TP Spring Creek, LLC, SIR Spring Creek, LLC, John A. Wensigner, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed March 15, 2012).

10.24
Multifamily Note, effective as of January 31, 2011, by WC/TP Spring Creek, LLC in favor of Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed March 15, 2012).

10.25
Allonge to Note, dated as of March 9, 2012, by SIR Spring Creek, LLC in favor of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed March 15, 2012).

10.26
Multifamily Mortgage, Assignment of Rents and Security Agreement (Oklahoma - Revision Date 03-31-2008), dated as of January 31, 2011, by and between WC/TP Spring Creek, LLC and Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed March 15, 2012).

10.27
Assignment of Management Agreement and Subordination of Management Fees, dated as of March 9, 2012, by and between SIR Spring Creek, LLC, Steadfast Management Company, Inc. and U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed March 15, 2012).

10.28
Guaranty, dated as of March 9, 2012, by Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. for the benefit of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed March 15, 2012)

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

Steadfast Income REIT, Inc.
Date:	May 14, 2012	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date:	May 14, 2012	By:	/s/ Kevin J. Keating
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

3.1
Second Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-(No. 333-160748)).

4.2
Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

10.1
Property Management Agreement, dated as of January 26, 2012, by and between SIR Windsor On The River, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed February 1, 2012).

10.2
Assumption Agreement, dated as of January 26, 2012, by and among Windsor on the River, LLC, SIR Windsor On The River, LLC and The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 1, 2012).

10.3
Loan Agreement, dated as of May 1, 2007, by and between Iowa Finance Authority and Windsor On The River, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 1, 2012).

10.4
Promissory Note (Series 2007A), dated as of February 1, 2008, by Windsor On The River, LLC in favor of The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed February 1, 2012).

10.5
Reimbursement and Credit Agreement, dated as of January 26, 2012, by and between SIR Windsor on the River, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed February 1, 2012).

10.6
Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture filing, dated as of January 26, 2012, by SIR Windsor on the River, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed February 1, 2012).

10.7
Pledge and Security Agreement, dated as of January 26, 2012, by and among SIR Windsor on the River, LLC, The Bank Of New York Trust Company, N.A. and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed February 1, 2012).

10. 8
Guaranty Agreement, dated as of January 26, 2012, by Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed February 1, 2012).

10. 9
Hazardous Materials Indemnity Agreement, dated as of January 26, 2012, by SIR Windsor on the River, LLC and Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed February 1, 2012).

10.10
Land Use Restriction Agreement, dated as of November 1, 2007, by and between Iowa Finance Authority, Windsor On The River, LLC and The Bank Of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed February 1, 2012).

10.11
Remarketing Agreement, dated as of May 1, 2007, between Stern Brothers & Co. and Windsor on the River, LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed February 1, 2012).

10.12
Purchase Contract (Renaissance at St. Andrews Apartments), dated as of December 30, 2011, by and between REDUS Kentucky, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit10.1 to the Company's Form 8-K filed February 24, 2012).

10.13
Assignment and Assumption of Purchase Agreement, dated as of February 17, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Renaissance, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed February 24, 2012).

10.14
Property Management Agreement, dated as of February 17, 2012, by and between SIR Renaissance, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed February 24, 2012).

10.15
Multifamily Note, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed February 24, 2012).

10.16
Multifamily Loan and Security Agreement (Non-Recourse), dated as of February 17, 2012, by and between SIR Renaissance, LLC and W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed February 24, 2012).

10.17
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed February 24, 2012).

10.18
Guaranty of Non-Recourse Obligations, dated as of February 17, 2012, by Steadfast Income REIT, Inc. in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed February 24, 2012).

10.19
Environmental Indemnity Agreement, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed February 24, 2012).

10.20
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2011, by and between WC/TP Spring Creek, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 15, 2012).

10.21
Assignment and Assumption of Purchase Agreement, dated as of March 9, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Spring Creek, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 15, 2012).

10.22
Property Management Agreement, dated as of March 9, 2012, by and between SIR Spring Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed March 15, 2012).

10.23
Assumption Agreement, dated as of March 9, 2012, by and among U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702, WC/TP Spring Creek, LLC, SIR Spring Creek, LLC, John A. Wensigner, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed March 15, 2012).

10.24
Multifamily Note, effective as of January 31, 2011, by WC/TP Spring Creek, LLC in favor of Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed March 15, 2012).

10.25
Allonge to Note, dated as of March 9, 2012, by SIR Spring Creek, LLC in favor of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed March 15, 2012).

10.26
Multifamily Mortgage, Assignment of Rents and Security Agreement (Oklahoma - Revision Date 03-31-2008), dated as of January 31, 2011, by and between WC/TP Spring Creek, LLC and Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed March 15, 2012).

10.27
Assignment of Management Agreement and Subordination of Management Fees, dated as of March 9, 2012, by and between SIR Spring Creek, LLC, Steadfast Management Company, Inc. and U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed March 15, 2012).

10.28
Guaranty, dated as of March 9, 2012, by Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. for the benefit of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed March 15, 2012)

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