Form 10-Q
period 2012-06-30
Steadfast Income REIT, Inc.
filed 2012-08-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2012, there were 11,929,729 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$20,823,679	$5,648,561
Building and improvements	206,063,785	61,552,400
Tenant origination and absorption costs	6,763,217	2,665,720
Total real estate, cost	233,650,681	69,866,681
Less accumulated depreciation and amortization	(8,439,839)	(3,115,505)
Total real estate, net	225,210,842	66,751,176
Cash and cash equivalents	7,552,013	12,200,681
Restricted cash	3,276,503	818,348
Rents and other receivables	655,258	609,203
Deferred financing costs and other assets, net	2,480,471	1,472,853
Total assets	$239,175,087	$81,852,261
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$4,671,651	$1,629,479
Notes payable	164,781,816	47,973,049
Distributions payable	551,777	254,592
Due to affiliates, net	1,827,012	1,386,065
Total liabilities	171,832,256	51,243,185
Commitments and contingencies (Note 9)
Redeemable common stock	1,182,149	385,458
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 10,209,797 and 4,638,699 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	102,098	46,387
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	10	10
Additional paid-in capital	84,817,240	38,260,059
Cumulative distributions and net losses	(18,758,666)	(8,082,838)
Total stockholders’ equity	66,160,682	30,223,618
Noncontrolling interest	—	—
Total equity	66,160,682	30,223,618
Total liabilities and equity	$239,175,087	$81,852,261
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$5,471,176	$968,250	$9,084,450	$1,738,142
Tenant reimbursements and other	483,459	105,864	763,005	217,404
Total revenues	5,954,635	1,074,114	9,847,455	1,955,546
Expenses:
Operating, maintenance and management	1,594,687	336,141	2,641,720	694,038
Real estate taxes and insurance	700,525	50,158	1,133,107	211,693
Fees to affiliates	2,484,829	444,528	4,138,263	512,684
Depreciation and amortization	3,390,309	590,819	5,324,333	1,220,953
Interest expense	1,328,909	217,273	2,086,991	384,085
General and administrative expenses	772,652	28,171	1,540,427	523,416
Other acquisition costs	582,240	278,262	1,155,721	338,191
	10,854,151	1,945,352	18,020,562	3,885,060
Net loss	(4,899,516)	(871,238)	(8,173,107)	(1,929,514)
Net loss attributable to noncontrolling interest	—	—	—	—
Net loss attributable to common stockholders	$(4,899,516)	$(871,238)	$(8,173,107)	$(1,929,514)
Net loss per common share — basic and diluted	$(0.57)	$(0.48)	$(1.13)	$(1.22)
Weighted average number of common shares outstanding — basic and diluted	8,629,043	1,812,300	7,219,033	1,577,250
Distributions declared per common share	$0.174	$0.174	$0.349	$0.347
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

	Stockholders’ Equity
	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total Equity
BALANCE, December 31, 2010	1,184,283	$11,843	1,000	$10	$9,568,008	$(2,392,983)	$7,186,878	$—	$7,186,878
Issuance of common stock	3,454,416	34,544	—	—	34,217,712	—	34,252,256	—	34,252,256
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(3,198,703)	—	(3,198,703)	—	(3,198,703)
Transfers to redeemable common stock	—	—	—	—	(539,220)	—	(539,220)	—	(539,220)
Other offering costs to affiliates	—	—	—	—	(1,849,905)	—	(1,849,905)	—	(1,849,905)
Distributions declared	—	—	—	—	—	(1,640,845)	(1,640,845)	—	(1,640,845)
Amortization of stock-based compensation	—	—	—	—	62,167	—	62,167	—	62,167
Net loss for the year ended December 31, 2011	—	—	—	—	—	(4,049,010)	(4,049,010)	—	(4,049,010)
BALANCE, December 31, 2011	4,638,699	46,387	1,000	10	38,260,059	(8,082,838)	30,223,618	—	30,223,618
Issuance of common stock	5,601,986	56,020	—	—	55,667,396	—	55,723,416	—	55,723,416
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(5,252,171)	—	(5,252,171)	—	(5,252,171)
Transfers to redeemable common stock	—	—	—	—	(907,422)	—	(907,422)	—	(907,422)
Redemption of common stock	(30,888)	(309)	—	—	229	—	(80)	—	(80)
Other offering costs to affiliates	—	—	—	—	(2,970,234)	—	(2,970,234)	—	(2,970,234)
Distributions declared	—	—	—	—	—	(2,502,721)	(2,502,721)	—	(2,502,721)
Amortization of stock-based compensation	—	—	—	—	19,383	—	19,383	—	19,383
Net loss for the six months ended June 30, 2012	—	—	—	—	—	(8,173,107)	(8,173,107)	—	(8,173,107)
BALANCE, June 30, 2012	10,209,797	$102,098	1,000	$10	$84,817,240	$(18,758,666)	$66,160,682	$—	$66,160,682
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(8,173,107)	$(1,929,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,324,333	1,220,953
Amortization of deferred financing costs	103,560	8,466
Amortization of stock-based compensation	19,383	32,282
Amortization of debt premium	(33,623)	—
Change in fair value of interest rate cap	105,333	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,015,448)	(126,062)
Rent and other receivables	(26,067)	(9,709)
Other assets	79,696	(80,979)
Accounts payable and accrued liabilities	3,253,601	217,114
Due to affiliates, net	499,755	306,917
Net cash provided by (used in) operating activities	137,416	(360,532)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(102,823,060)	(17,715,000)
Addition to real estate investments	(599,892)	(55,833)
Restricted cash for investing activities	(1,442,707)	(266,158)
Purchase of interest rate cap	(295,870)	—
Net cash used in investing activities	(105,161,529)	(18,036,991)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	63,341,001	14,172,000
Principal payments on notes payable	(6,859,659)	—
Proceeds from issuance of common stock	54,796,203	8,868,001
Payments of commissions on sale of common stock and related dealer manager fees	(5,252,171)	(847,294)
Reimbursement of other offering costs to affiliates	(3,029,041)	(490,228)
Payment of deferred financing costs	(1,000,337)	(116,720)
Distributions to common stockholders	(1,298,150)	(308,782)
Redemptions of common stock	(322,401)	—
Net cash provided by financing activities	100,375,445	21,276,977
Net increase in cash and cash equivalents	(4,648,668)	2,879,454
Cash and cash equivalents, beginning of period	12,200,681	2,858,197
Cash and cash equivalents, end of period	$7,552,013	$5,737,651
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,711,865	$332,684
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$297,185	$50,443
Assumption of notes payable to acquire real estate	$60,361,048	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$907,387	$185,822
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009 as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC, a Delaware limited liability company formed on May 1, 2009 (the “Advisor”), invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
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
As of June 30, 2012, the Company owned 14 multifamily properties comprising a total of 3,123 apartment units with 2,998,411 square feet of rentable space and 8,995 square feet of rentable commercial space. For more information on the Company's real estate portfolio, see Note 3.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company is also offering up to 15,789,474 shares of common stock pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced the Public Offering on July 19, 2010. Following two years from the commencement of the Public Offering, the Company’s board of directors may, from time to time, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect changes in the Company’s estimated net asset value per share and other factors that the Company’s board of directors deems relevant. The Company may reallocate the shares between the Public Offering and the DRP. From the commencement of the Public Offering on July 19, 2010 to June 30, 2012, the Company sold 9,549,704 shares of common stock in the Public Offering for gross proceeds of $94,962,485, including 158,363 shares of common stock issued pursuant to the DRP for gross offering proceeds of $1,504,450.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
June 30, 2012
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
June 30, 2012
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of June 30, 2012 and December 31, 2011, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2012 and December 31, 2011, the Company had a restricted cash balance of $3,276,503 and $818,348, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company's lenders.
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
Derivative Financial Instruments
The Company's objective in using derivatives is to add stability to interest expense and to manage the Company's exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates. As of June 30, 2012, the Company's derivative instruments include an interest rate cap based on the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
As of June 30, 2012, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
June 30, 2012
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
The following table reflects the Company's assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$190,537	$—
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
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and accrued liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2012 and December 31, 2011, the fair value of the notes payable was $161,846,582 and $48,555,347, respectively, compared to the carrying value of $164,781,816 and $47,973,049, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the three and six months ended June 30, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day. Each day during the period from January 1, 2012 through June 30, 2012 was a record date for distributions.
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
The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares of common stock and the ownership of the Company’s shares of common stock by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for the Public Offering to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
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
Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the Company’s independent directors. The independent directors have not approved the reimbursement of such excess costs from the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of 15% of the gross offering proceeds raised in the Private Offering until such time as these costs are approved by the independent directors of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The Company recognizes, measures, presents and discloses in its accompanying consolidated financial statements any uncertain tax positions that the Company has taken or expects to take on a tax return. As of June 30, 2012 and December 31, 2011, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2011 and 2010.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and was originally to be effective for the Company beginning January 1, 2012. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.
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
In December 2011, the FASB issued guidance that clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in the Real Estate Sale Subtopic. The guidance is effective for interim and annual periods beginning on or after June 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

3. Real Estate
As of June 30, 2012, the Company owned 14 multifamily properties. The following table provides summary information regarding the Company's property portfolio:

						Average Occupancy as of		Average Monthly Collected Rent as of
Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Initial Mortgage Debt	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$6,650,000	95.8%	94.2%	$796	$812
Park Place Condominiums	Des Moines, IA	12/22/2010	148	8,101,000	5,000,000	89.2%	91.8%	828	755
Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	5,200,000	95.4%	96.9%	768	748
Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,972,000	98.6%	98.2%	678	668
Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,773,000	98.4%	86.2%	932	862
Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,915,000	91.0%	92.5%	619	642
Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,965,000	89.8%	94.5%	630	613
EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,590,000	96.1%	97.1%	947	857
Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	90.1%		716
Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	7,000,000	88.4%		716
Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,876,940	88.5%		869
Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	25,025,000	96.4%		887
Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	91.1%		896
Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,500,000	94.6%		945
			3,123	$230,211,000	$160,506,940	92.8%	94.1%	$802	$745

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Second Quarter Acquisitions
On April 26, 2012, the Company acquired a fee simple interest in the Montclair Parc Apartments located in Oklahoma City, Oklahoma (the “Montclair Parc Property”), through a wholly-owned subsidiary of the Operating Partnership. The Montclair Parc Property consists of 18 three-story buildings and contains 360 units consisting of 202 one-bedroom apartments, 128 two-bedroom apartments and 30 three-bedroom apartments. The apartments range in size from 805 to 1,387 square feet and average 924 square feet. Apartment amenities include nine-foot ceilings with crown molding in select apartments, tile entries, full kitchen appliance packages, ceiling fans, full-size washer dryer connections, covered private patios or terraces and intrusion alarms. Property amenities include a designer clubhouse, gated access, laundry centers, a 24-hour fitness facility and a resort-style swimming pool with heated spa. An acquisition fee of $721,328 was earned by the Advisor in connection with the acquisition of the Montclair Parc Property.
On May 24, 2012, the Company acquired a fee simple interest in the Sonoma Grande Apartments located in Tulsa, Oklahoma (the “Sonoma Grande Property”), through a wholly-owned subsidiary of the Operating Partnership. The Sonoma Grande Property consists of 13 three-story buildings and contains 336 units consisting of 36 one-bedroom apartments, 252 two-bedroom apartments and 48 three-bedroom apartments. The apartments range in size from 686 to 1,342 square feet and average 1,130 square feet. Apartment amenities include crown molding, tile kitchens, baths and foyers, full kitchen appliance packages, full-sized washers and dryers, walk-in closets and private balconies or sunrooms. In addition, select units have nine-foot ceilings, built-in bookshelves, separate showers with glass doors and jetted garden tubs. Property amenities at the Sonoma Grande property include gated access, a fitness center, a tanning center, a resort-style swimming pool with cabanas and heated spa, outdoor gourmet kitchen and gathering areas, Wi-Fi cafe with a flat panel HDTV and a playground. An acquisition fee of $651,458 was earned by the Advisor in connection with the acquisition of the Sonoma Grande Property.
On June 29, 2012, the Company acquired a fee simple interest in the Estancia Apartments located in Tulsa, Oklahoma (the “Estancia Property”), through a wholly-owned subsidiary of the Operating Partnership. The Estancia Property consists of 11 three-story buildings and contains 294 units consisting of 24 one-bedroom apartments, 222 two-bedroom apartments and 48 three-bedroom apartments. The apartments range in size from 686 to 1,303 square feet and average 1,145 square feet. Apartment amenities include nine-foot tray ceilings, crown molding, ceramic tile kitchens, baths and foyers, built-in breakfast bars, built-in microwaves, full-sized washers and dryers, walk-in closets, private balconies or sunrooms, stainless finish appliances and flat-top stoves and faux plantation blinds. In addition, select units have double vanities, built-in bookshelves, separate showers with glass doors, wood burning fireplaces, garden tubs and attached or detached garages. Property amenities include gated access, a fitness center, a resort-style swimming pool with cabanas and heated spa, community grill, media center and game room, car care center, playground and a dog park. An acquisition fee of $564,777 was earned by the Advisor in connection with the acquisition of the Estancia Property.
In addition to the acquisitions noted above, on April 6, 2012, the Company purchased an additional condominium at the Park Place Condominiums for an aggregate purchase price of $51,000.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

The purchase price for the Company's property portfolio was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Land	Building and Improvements	Tenant Origination and Absorption Costs	Discount (Premium) on Assumed Liabilities(1)	Total Purchase Price
Lincoln Tower Apartments	$258,600	$8,741,736	$499,664	$—	$9,500,000
Park Place Condominiums	500,000	6,876,620	724,380	—	8,101,000
Arbor Pointe Apartments	886,124	5,436,189	177,687	—	6,500,000
Clarion Park Apartments	1,470,991	9,462,094	281,915	—	11,215,000
Cooper Creek Village	593,610	9,642,180	184,210	—	10,420,000
Truman Farm Villas	842,987	8,016,384	240,629	—	9,100,000
Prairie Walk Apartments	635,887	5,249,196	214,917	—	6,100,000
EBT Lofts	460,362	7,772,320	342,318	—	8,575,000
Windsor on the River Apartments	3,381,946	28,425,125	1,192,929	—	33,000,000
Renaissance St. Andrews Apartments	838,685	11,418,911	242,404	—	12,500,000
Spring Creek Apartments	2,346,503	17,196,951	405,392	(598,846)	19,350,000
Montclair Parc Apartments	3,325,556	31,238,849	1,185,595	—	35,750,000
Sonoma Grande Apartments	2,737,794	28,912,593	549,613	—	32,200,000
Estancia Apartments	2,544,634	26,719,064	521,564	(1,885,262)	27,900,000
	$20,823,679	$205,108,212	$6,763,217	$(2,484,108)	$230,211,000
________________

(1)	Loan premiums and discounts are amortized to interest expense on a straight-line basis over the initial term of the loan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

As of June 30, 2012 and December 31, 2011, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	June 30, 2012				December 31, 2011
	Land	Building and Improvements	Tenant Origination and Absorption	Total	Land	Building and Improvements	Tenant Origination and Absorption	Total
Investments in real estate	$20,823,679	$206,063,785	$6,763,217	$233,650,681	$5,648,561	$61,552,400	$2,665,720	$69,866,681
Less: Accumulated depreciation and amortization	—	(3,777,678)	(4,662,161)	(8,439,839)	—	(1,300,934)	(1,814,571)	(3,115,505)
Net investments in real estate and related lease intangibles	$20,823,679	$202,286,107	$2,101,056	$225,210,842	$5,648,561	$60,251,466	$851,149	$66,751,176
Depreciation and amortization expenses were $3,390,309 and $5,324,333 for the three and six months ended June 30, 2012 and $590,819 and $1,220,953 for the three and six months ended June 30, 2011, respectively. The decrease in net income as a result of amortization of the Company’s tenant origination and absorption costs was $1,844,828 and $2,847,590 for the three and six months ended June 30, 2012 and $388,082 and $851,348 for the three and six months ended June 30, 2011, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
As of June 30, 2012 and December 31, 2011, none of the Company's properties had above-market lease assets or below-market lease liabilities.
Operating Leases
As of June 30, 2012, the Company’s real estate portfolio comprised 3,123 residential units and was 92.8% occupied by a diverse group of tenants. For each of the three and six months ended June 30, 2012, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. For the three and six months ended June 30, 2011, the Company’s real estate portfolio earned approximately 96% and 95% of its rental income from residential tenants and and approximately 4% and 5% of its rental income from commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $944,552 and $440,822 as of June 30, 2012 and December 31, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2012 and thereafter is as follows:

July 1, 2012 through December 31, 2012	$123,954
2013	116,194
2014	51,662
2015	16,252
Thereafter	—
$308,062
As of June 30, 2012 and December 31, 2011, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Deferred Financing Costs and Other Assets
As of June 30, 2012 and December 31, 2011, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	June 30, 2012	December 31, 2011
Deferred financing costs	$1,411,987	$411,650
Less: accumulated amortization	(137,634)	(34,074)
	1,274,353	377,576
Prepaid expenses	103,258	147,719
Interest rate cap	190,537	—
Deposits	912,323	947,558
	$2,480,471	$1,472,853

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

5. Debt
The following is a summary of notes payable secured by real property as of June 30, 2012 and December 31, 2011:

				Principal Outstanding at
Property Name	Payment Type	Maturity Date	Interest Rate(1)	June 30, 2012	December 31, 2011
Lincoln Tower Property(2)	Principal and interest	May 1, 2019	3.66%	$8,758,968	$6,650,000
Park Place Property(3)	Interest only	December 22, 2013	5.25%	5,000,000	5,000,000
Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,125,608	5,163,262
Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,848,403	8,916,787
Cooper Creek Property	Principal and interest(4)	September 1, 2018	3.89%	6,773,000	6,773,000
Truman Farm Villas Property	Principal and interest(4)	January 1, 2019	3.78%	5,915,000	5,915,000
Prairie Walk Property	Principal and interest(4)	January 1, 2019	3.74%	3,965,000	3,965,000
EBT Lofts Property	Principal and interest(4)	January 1, 2019	3.82%	5,590,000	5,590,000
Windsor on the River Property	Interest only	May 1, 2042	Variable(5)(6)	23,500,000	—
Renaissance Property	Interest only	March 1, 2013	LIBOR + 4.55%	7,000,000	—
Spring Creek Property(7)	Principal and interest	February 1, 2018	4.88%	14,393,024	—
Montclair Parc Property	Principal and interest	May 1, 2019	3.70%	24,989,546	—
Sonoma Grande Property	Principal and interest(8)	June 1, 2019	3.31%	22,540,000	—
Estancia Property(9)(10)	Interest only	October 1, 2017	5.94%	22,383,267	—
				$164,781,816	$47,973,049
_____________________________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

(2)
On April 12, 2012, the Company refinanced its existing mortgage loan secured by the Lincoln Tower Property with the proceeds of a new loan in the aggregate principal amount of $8,776,000. A portion of the proceeds from the new loan were used to retire $6,650,000 of principal outstanding on the existing mortgage loan. Additionally, in connection with the refinance, the Company recorded an additional $6,559 of interest expense to write-off the remaining balance of the deferred financing costs associated with the existing mortgage loan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

(3)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(4)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(5)
The loan was originally funded with proceeds from the issuance of Iowa Finance Authority Variable Rate Demand Multifamily Housing Revenue Bonds (Windsor on the River, LLC Project), Series 2007A in the original aggregate principal amount of $24,000,000 (the “Bonds”) pursuant to an Indenture of Trust dated May 1, 2007 (the “Indenture”) by and between the issuer and The Bank of New York Mellon Trust Company, N.A. (the “Bond Trustee”), as trustee for the holders of the Bonds. Pursuant to the loan documents, the Company is required to pay, or cause to be paid, to the Bond Trustee on each date on which any payment of the principal of, premium, if any, or interest on the Bonds is due (whether on an interest payment date, at maturity or upon redemption or acceleration), an amount which, together with the funds held by the Bond Trustee in a bond fund, will be sufficient to enable the Bond Trustee to pay the principal of, premium, if any, and interest on the Bonds due on such date. The loan will bear interest at a rate equal to the interest rate borne from time to time by the Bonds, calculated on the same basis and to be paid by the Company at the same time as interest on the Bonds is calculated and paid from time to time. Interest on the Bonds is calculated by the remarketing agent and is equal to the interest rate per annum, which in the professional judgment of the remarketing agent having due regard for prevailing market conditions, would be the minimum interest rate necessary to cause the sale of the Bonds on the first day of an interest period at a price equal to 100% of the principal amount of the Bonds plus accrued interest. The Bonds currently bear interest at a weekly rate.

(6)	The Company entered into an interest rate cap, which limits the SIFMA portion of the interest rate to 3% through January 31, 2017 and 5% through January 31, 2019.

(7)
The principal balance at June 30, 2012 includes the unamortized portion of the debt premium of $567,218. During the three and six months ended June 30, 2012, the Company recorded amortization of debt premiums of $25,357 and $31,628 as an offset to interest expense in the accompanying consolidated statements of operations.

(8)	A monthly payment of interest only is due and payable for twenty-four months, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)
The principal balance at June 30, 2012 includes the unamortized portion of the debt premium of $1,883,267. During the three and six months ended June 30, 2012, the Company recorded amortization of debt premiums of $1,995 and $1,995 as an offset to interest expense in the accompanying consolidated statements of operations.

(10)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.
The following is a summary of the Company's aggregate maturities as of June 30, 2012:

		Remainder of 2012	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2013	2014	2015	2016	Thereafter
Principal payments on outstanding debt obligations(1)	$164,781,816	$900,299	$13,987,438	$2,264,438	$2,561,408	$2,634,594	$142,433,639
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2012 and December 31, 2011, the Company was in compliance with all financial debt covenants.
Interest expense of $407,383 and $135,317 was payable as of June 30, 2012 and December 31, 2011, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
Letter of Credit
In connection with the acquisition of the Windsor on the River Apartments, PNC Bank, National Association (the “Credit Provider”) issued a Letter of Credit to the Bond Trustee up to an aggregate of $23,789,727. The purpose of the Letter of Credit is to provide the Bond Trustee with funds for the payment of principal of and interest on the Bonds and the purchase price of Bonds that have been tendered pursuant to the tender provisions of the Indenture to the extent remarketing proceeds or other funds are not available for such purposes. The Letter of Credit will expire on January 25, 2017. Pursuant to a Reimbursement and Credit Agreement (the “Reimbursement Agreement”) by and between the Company, the Credit Provider and the Bond Trustee, the Company will reimburse the Credit Provider for all amounts paid by the Credit Provider to the Bond Trustee pursuant to a draw on the Letter of Credit on the day that the Credit Provider pays such amounts to the Bond Trustee. Interest on any amounts due under the Reimbursement Agreement will accrue from the date such amounts become due and payable until paid in full at a rate per annum equal to a fluctuating rate established by the Reimbursement Agreement plus 3.00%, subject to certain exceptions.
The Company paid a nonrefundable fee in connection with the origination of the Letter of Credit in the amount of $118,950. In addition, the Company will pay the Credit Provider an annual fee based upon a fixed percentage of the Letter of Credit Amount (the “Facility Fee”). The Facility Fee will be: (1) for the period commencing on the closing date and ending on the day immediately preceding the first anniversary of the closing date, 2.00% per annum; (2) for the period commencing on the first anniversary of the closing date and ending on the day immediately preceding the third anniversary of the closing date, 2.25% per annum; and (3) for the period commencing on the third anniversary of the closing date and thereafter, 2.50% per annum.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of June 30, 2012, the Company had issued 10,028,620 shares of common stock in its Private Offering and Public Offering for offering proceeds of $84,507,744, net of offering costs of $14,794,616. These offering costs primarily consist of selling commissions and dealer manager fees. As of June 30, 2012, the Company also had issued 158,363 shares of common stock at $9.50 per share pursuant to the DRP for total proceeds of $1,504,450. Offering proceeds include $525,939 and $505,951 of amounts receivable from the Company’s transfer agent as of June 30, 2012 and December 31, 2011, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the six months ended June 30, 2012, no shares of restricted stock were granted to the Company's independent directors pursuant to the Company's independent directors' compensation plan. During the year ended December 31, 2011, the Company granted 7,500 shares of restricted stock to its independent directors pursuant to the Company's independent directors' compensation plan at a fair value of $9.10 in connection with their re-election to the board of directors at the Company's annual meeting. On October 24, 2011, the Company granted 5,000 shares of restricted stock to one of its independent directors at a fair value of $9.10 in connection with her initial election to the board of directors. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors pursuant to the Company's independent directors' compensation plan at a fair value of $8.55 in connection with the Company raising $2,000,000 in the Private Offering. The shares of restricted stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $11,034 and $19,383 for the three and six months ended June 30, 2012 and $8,016 and $16,032 for the three and six months ended June 30, 2011, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.50 years as of June 30, 2012.
For each of the three and six months ended June 30, 2012, the Company issued zero shares of restricted common stock, in lieu of cash compensation, and therefore $0 of compensation expense is included in general and administrative expenses for independent director compensation of common stock in lieu of cash compensation. For the three and six months ended June 30, 2011, the Company issued 893 and 1,786 shares, respectively, of common stock to an independent director as compensation, in lieu of cash compensation, at a weighted average fair value of $9.10. Included in general and administrative expenses is $8,125 and $16,250 of compensation expense for independent director compensation of common stock in lieu of cash compensation for the three and six months ended June 30, 2011, respectively.
Convertible Stock
The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will also be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds (2) the aggregate purchase price paid by the stockholders for those shares plus

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2012 and December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.
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
June 30, 2012
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
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. During the three and six months ended June 30, 2012, the Company redeemed a total of 8,014 and 30,888 shares with a total redemption value of $81,132 and $292,720 and received requests for the redemption of 6,370 and 11,143 shares with a total redemption value of $65,672 and $110,816, respectively.
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2012, the Company reclassified $555,297 and $907,422, respectively, and for the three and six months ended June 30, 2011, the Company reclassified $110,484 and $162,695, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Distributions
The Company’s long-term policy will be to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of June 30, 2012 and December 31, 2011, $1,223,674 and $680,359, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
Distributions Declared
Distributions declared to date (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001917 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
Distributions declared for the three and six months ended June 30, 2012 were $1,498,103 and $2,502,721, including $625,928 and $1,039,075, or 65,887 shares and 109,376 shares, respectively, of common stock attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2011 were $314,620 and $545,048, including $124,604 and $207,616, or 13,116 shares and 21,854 shares, respectively, of common stock attributable to the DRP.
As of June 30, 2012 and December 31, 2011, $551,777 and $254,592 distributions declared were payable, which included $233,128 and $101,440 of distributions reinvested pursuant to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Distributions Paid
For the three and six months ended June 30, 2012, the Company paid cash distributions of $784,467 and $1,298,150, which related to distributions declared for each day in the period from March 1, 2012 through May 31, 2012 and December 1, 2011 through May 31, 2012, respectively. Additionally, for the three and six months ended June 30, 2012, 58,473 and 95,515 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $555,490 and $907,387, respectively. For the three and six months ended June 30, 2012, the Company paid total distributions of $1,339,957 and $2,205,537.
For the three and six months ended June 30, 2011, the Company paid cash distributions of $176,308 and $308,782, which related to distributions declared for each day in the period from March 1, 2011 through May 31, 2011 and December 1, 2010 through May 31, 2011, respectively. Additionally, for the three and six months ended June 30, 2011, 11,630 and 19,560 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $110,483 and $185,822, respectively. For the three and six months ended June 30, 2011, the Company paid total distributions of $286,791 and $494,604.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2012 and 2011 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$354,435	$44,604	$569,455	$80,370
Acquisition fees(1)	1,937,563	362,683	3,249,940	362,683
Acquisition expenses(2)	203,561	75,131	433,259	135,060
Property management
Fees(1)	192,831	37,241	318,868	69,631
Reimbursement of onsite personnel(3)	590,473	112,126	950,645	215,078
Other operating expenses	250,999	—	948,185	—
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	1,671,250	302,264	2,970,234	491,557
Selling commissions	1,834,388	331,319	3,345,536	534,272
Dealer management fees	1,057,487	194,073	1,906,635	313,022
	$8,092,987	$1,459,441	$14,692,757	$2,201,673
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

(2)	Included in other acquisition costs in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and six months ended June 30, 2012 and 2011.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Amounts attributable to the Advisor and its affiliates paid during the three and six months ended June 30, 2012 and 2011 are as follows:

	Paid During the		Paid During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees	$—	$—	$—	$—
Acquisition fees	2,316,517	—	3,172,111	222,642
Acquisition expenses	407,020	88,161	514,322	135,246
Property management
Fees	171,253	32,064	267,788	60,503
Reimbursement of onsite personnel	527,768	101,592	880,435	190,869
Other operating expenses	618,610	—	1,135,942	—
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	1,737,939	299,082	3,029,041	490,228
Selling commissions	1,834,388	331,319	3,345,536	534,272
Dealer management fees	1,057,487	194,073	1,906,635	313,022
Due to (from) affiliates
Due from Advisor	—	—	—	(53,353)
	$8,670,982	$1,046,291	$14,251,810	$1,893,429

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of June 30, 2012 and December 31, 2011 are as follows:

	Payable (Receivable) as of
	June 30, 2012	December 31, 2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$815,679	$246,224
Acquisition fees(2)	759,768	681,939
Acquisition expenses	26,864	107,927
Property management
Fees	75,282	24,202
Reimbursement of onsite personnel	116,523	46,313
Other operating expenses	—	187,757
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	32,896	91,703
Due to (from) affiliates
Due from Advisor	—	—
Due to affiliates, net	$1,827,012	$1,386,065
_____________________________

(1)
Investment management fees earned by the Advisor totaling $685,271 and $246,224 were deferred as of June 30, 2012 and December 31, 2011, respectively, pursuant to the terms of the Advisory Agreement. The remaining investment management fees of $130,408 and $0 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

(2)
Acquisition fees earned by the Advisor totaling $538,403 and $434,135 were deferred as of June 30, 2012 and December 31, 2011, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $221,365 and $247,804 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

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
June 30, 2012
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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2012 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$99,302,360	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$14,895,354	15.00%

O&O expenses recorded
Sales commissions paid	$5,956,859	6.00%
Broker dealer fees paid	3,421,057	3.44%
Private offering costs reimbursements	423,707	0.43%
Public offering costs reimbursements	4,992,993	5.03%
Organizational costs reimbursements	100,738	0.10%
Total O&O costs reimbursements recorded by the Company	$14,895,354	15.00%

The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the FINRA rules.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

As of June 30, 2012 and December 31, 2011, the Advisor had incurred $23,881,429 and $14,100,576, respectively, of organizational and offering costs on behalf of the Company, of which $8,986,075 and $7,427,627, respectively, have been deferred as of the applicable date, as follows:

	Incurred through December 31, 2011	Amounts Recognized	Amounts Deferred as of December 31, 2011	Incurred for the Six Months Ended June 30, 2012	Amounts Recognized	Amounts Deferred as of June 30, 2012	Amounts Recognized Through June 30, 2012
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—	$100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	11,698,119	5,695,562	6,002,557	9,780,853	8,222,405	7,561,005	13,917,967
	$14,100,576	$6,672,949	$7,427,627	$9,780,853	$8,222,405	$8,986,075	$14,895,354
Organization costs are expensed as incurred. From inception through June 30, 2012, the Company incurred $100,738 of organizational costs on the Company's behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and six months ended June 30, 2012 and 2011.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and six months ended June 30, 2012 and 2011, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through June 30, 2012, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors.
For the three and six months ended June 30, 2012, the Advisor incurred $5,522,198 and $9,780,853, and the Company reimbursed the Advisor $4,563,125 and $8,222,405, respectively, of offering costs related to the Public Offering. For the three and six months ended June 30, 2011, the Advisor incurred $1,323,366 and $2,476,175, and the Company reimbursed the Advisor $827,658 and $1,338,852, respectively, of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $21,478,972 from inception through June 30, 2012, of which $7,561,005 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $14,895,354 for organization and offering costs incurred from inception through June 30, 2012, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $876,649 and reimbursements of Public Offering costs of $13,917,967. The Company accrued $32,896 and $91,703 for the reimbursement of offering costs in the financial statements as of June 30, 2012 and December 31, 2011, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended June 30, 2012 and the year ended December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

accordance with the Advisory Agreement, $685,271 and $246,224 of investment management fees the Company was obligated to pay the Advisor had been deferred as of June 30, 2012 and December 31, 2011, respectively.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Acquisition fees of $221,365 and $247,804 were due and payable and included in due to affiliates in the accompanying balance sheets at June 30, 2012 and December 31, 2011, respectively. During the three months ended June 30, 2012 and the year ended December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $538,403 and $434,135 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of June 30, 2012 and December 31, 2011, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three and six months ended June 30, 2012, the Advisor incurred $203,561 and $433,259 of direct acquisition costs and the Company paid $378,679 and $722,462 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties except the EBT Lofts, which is managed by an unaffiliated third-party management company. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 3.0% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the three and six months ended June 30, 2012, the Company incurred $192,831 and $318,868, respectively, of property management fees, of which $171,253 and $267,788 was paid to the Property Manager. For the three and six months ended June 30, 2011, the Company incurred $37,241 and $69,631, respectively, of property management fees, of which $32,064 and $60,503 was paid to the Property Manager. Property management fees totaling $75,282 and $24,202 were payable to the Property Manager at June 30, 2012 and December 31, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three and six months ended June 30, 2012, the Company incurred $590,473 and $950,645 of salaries and related benefits of on-site property management employees, of which $527,768 and $880,435 was paid to the Property Manager. For the three and six months ended June 30, 2011, the Company incurred $112,126 and $215,078 of salaries and related benefits of on-site property management employees, of which $101,592 and $190,869 was paid to the Property Manager. Property management expenses totaling $116,523 and $46,313 was payable to the Property Manager at June 30, 2012 and December 31, 2011, respectively.
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
On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which was subsequently amended on December 21, 2011. Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of the Advisory Agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), the Company’s total operating expenses as of March 31, 2011 exceed the 2%/25% Limitation, measured for the Company’s entire operating history through June 30, 2012, then the Advisor will reimburse the Company for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). As of June 30, 2012, the Company's total operating expenses as of March 31, 2011 did not exceed the 2%/25% Limitation; therefore, no amount was due from the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

The Company will reimburse the Advisor on a quarterly basis for any future operating expenses incurred by the Advisor on behalf of the Company up to the 2%/25% Limitation for the prior four quarters; provided, however, any amount in excess of the 2%/25% Limitation may be reimbursed upon a determination by the independent directors that such excess expenses were justified based on unusual and non-recurring factors. In connection with the Reimbursement Agreement, the Advisor agreed to pay all of the operating expenses of the Company beginning April 1, 2011, until such time as the Company’s cumulative operating expenses are below the 2%/25% Limitation.
The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three and six months ended June 30, 2012 and 2011, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from May 4, 2009 (Inception) to June 30, 2012
	2012	2011	2012	2011
General and administrative expenses recognized by the Company	$772,652	$28,171	$1,540,427	$523,416	$3,464,732
General and administrative expenses incurred by the Advisor on behalf of the Company (and not recognized by the Company)	—	400,815	—	400,815	1,123,107
Allocable share of Advisor's overhead incurred on behalf of the Company (and not recognized by the Company)	—	276,578	—	436,699	1,448,803
	$772,652	$705,564	$1,540,427	$1,360,930	$6,036,642
For the three and six months ended June 30, 2012, the Advisor incurred $250,999 and $948,185 of the Company's operating expenses, including the allocable share of Advisor's overhead expenses of $236,156 and $499,097, none of which were in excess of the 2%/25% Limitation. For the three and six months ended June 30, 2011, the Advisor and its affiliates incurred $677,393 and $837,514 of the Company’s operating expenses in excess of the 2%/25% Limitation, consisting of general and administrative expenses of $400,815 and $400,815, respectively, and the Company's allocable share of Advisor's overhead expenses reimbursable by the Company of $276,578 and $436,699, respectively. From inception through June 30, 2012, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910. These excess amounts have not been recognized by the Company nor are the amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. No disposition fee will be paid for securities traded on a national securities exchange. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of June 30, 2012, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2012.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three and six months ended June 30, 2012, the Company paid selling commissions of $1,834,388 and $3,345,536 and dealer manager fees of $1,057,487 and $1,906,635, respectively. For the three and six months ended June 30, 2011, the Company paid selling commissions of $331,319 and $534,272 and dealer manager fees of $194,073 and $313,022, respectively.

8. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of June 30, 2012 and December 31, 2011, except those awards granted to the independent directors as described below.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company's board of directors. On October 23, 2011, one of the independent directors resigned from the Company's board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors had elected to receive 50% of the director compensation in stock through December 31, 2011. The Company recorded stock-based compensation expense of $11,034 and $19,383 for the three and six months ended June 30, 2012 and $16,141 and $32,282 for the three and six months ended June 30, 2011, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Springfield, Illinois, Des Moines, Iowa, Louisville, Kentucky, Kansas City, Missouri and Tulsa, Oklahoma apartment markets. Any adverse economic or real estate developments in these markets, or the greater midwest region of the United States, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

10. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective to manage exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. As of June 30, 2012, the Company had one interest rate cap with a notional amount of $23,500,000. The following table provides the terms of our interest rate derivative instruments that were in effect at June 30, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Fixed Rate
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.21%	3.00%
The interest rate cap is not designated, nor does it qualify as a cash flow hedge. Accordingly, the Company records any changes in the fair value of the interest rate cap in interest expense. The change in the fair value of the interest rate cap agreement for the three and six months ended June 30, 2012 resulted in an unrealized loss of $105,333 for each period, which is included in interest expense in the accompanying consolidated statements of operations.
11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2012 and 2011. The Company acquired three properties during the three months ended June 30, 2012 and six properties during the six months ended June 30, 2012. These properties contributed $4,168,949 of revenues and $2,230,165 of net loss, including $3,218,664 of depreciation and amortization, to the Company's results of operations from the date of acquisition to June 30, 2012. The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$7,616,871	$7,553,256	$15,215,885	$15,106,513
Net loss	$(1,191,856)	$(1,894,732)	$(2,230,879)	$(9,869,539)
Basic and diluted net loss per common share	$(0.12)	$(0.19)	$(0.22)	$(0.97)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and six months ended June 30, 2012 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2011 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

12. Subsequent Events
Distributions Paid
On July 2, 2012, the Company paid distributions of $551,777, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012 and consisted of cash distributions paid in the amount of $318,649 and $233,128 in shares issued pursuant to the DRP.
On August 1, 2012, the Company paid distributions of $640,011, which related to distributions declared for each day in the period from July 1, 2012 through July 31, 2012 and consisted of cash distributions paid in the amount of $365,621 and $274,390 in shares issued pursuant to the DRP.
Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of August 3, 2012, the Company had sold 11,311,352 shares of common stock in the Public Offering for gross proceeds of $112,475,983, including 211,786 shares of common stock issued pursuant to the DRP for gross offering proceeds of $2,011,968. Total shares sold as of August 3, 2012 in the Private Offering and Public Offering were 11,929,729 shares representing gross proceeds of $118,144,269, including 211,786 shares of common stock issued pursuant to the DRP for gross offering proceeds of $2,011,968.
Determination of Net Asset Value per Share and Related Distribution per Share
On July 12, 2012, the Company’s board of directors determined an estimated net asset value per share of the Company’s common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated net asset value per share of the Company's common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock in the ongoing Public Offering will increase from the current price of $10.00 per share to $10.24 per share. Effective September 10, 2012, redemptions under the Company’s share repurchase plan will be redeemed at a price at, or at a discount to, the new offering price of $10.24. Additionally, beginning September 10, 2012, participants in the DRP will have cash distributions reinvested in shares of the Company’s common stock at a price of $9.73 per share, or 95% of the new offering price. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share.
Acquisition of the Montelena Apartments
On July 13, 2012, the Company acquired a fee simple interest in the Montelena Apartments located in Round Rock, Texas (the “Montelena Property”), through a wholly-owned subsidiary of the Operating Partnership for an aggregate purchase price of $18,350,000. The Company financed the payment of the purchase price for the Montelena Property with a combination of (1) proceeds from the Public Offering and (2) the assumption of a secured loan in the aggregate principal amount of $12,000,000 from a regional bank. The Montelena Property consists of 10 three-story buildings and contains 232 units consisting of 28 one-bedroom apartments, 108 two-bedroom apartments, 72 three-bedroom apartments and 24 four-bedroom apartments. The apartments range in size from 700 to 1,395 square feet and average 1,050 square feet. Apartment amenities include well equipped kitchens with breakfast bars and spacious pantries, vaulted ceilings, ceiling fans, carpet and vinyl tile, washer and dryer connections, mini-blinds, patios and/or balconies, walk-in closets and central air conditioning. Property amenities include a clubhouse, a 24-hour fitness center, a swimming pool and hot tub, a business center, a movie theater, sand volleyball courts and basketball courts, fenced playground, picnic areas with barbecue and a laundry room. An acquisition fee of $370,000 was earned by the Advisor in connection with the acquisition of the Montelena Property.

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
All forward-looking statements included herein should be read in light of the factors identified in Part II - Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.
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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We are also offering up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. Our board of directors may, from time to time, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect changes in our estimated net asset value per share and other factors that our board of directors deems relevant. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. As of June 30, 2012, we had sold 9,549,704 shares of common stock in our initial public offering for gross offering proceeds of $94,962,485, including 158,363 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $1,504,450.
On July 12, 2012, our board of directors determined an estimated net asset value per share of our common stock of $10.24 as of March 31, 2012. In determining an estimated net asset value per share of our common stock, our board of directors relied upon information provided in a report prepared by our advisor as well as its experience with, and knowledge about, the real estate portfolio of 11 multifamily properties that we owned as of March 31, 2012. As a result of the determination of our estimated net asset value per share as of March 31, 2012, effective September 10, 2012, the offering price of our shares of common stock in our ongoing public offering will increase from the current price of $10.00 per share to $10.24 per share. Effective September 10, 2012, redemptions under our share repurchase plan will be redeemed at a price at, or at a discount to,

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the new offering price of $10.24. Additionally, beginning September 10, 2012, participants in our distribution reinvestment plan will have cash distributions reinvested in shares of our common stock at a price of $9.73 per share, or 95% of the new offering price. Effective September 10, 2012, our board of directors increased the amount of distributions paid on each share of our common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. For additional information on the methodology used by our board of directors to determine our estimated net asset value per share of our common stock, see our Current Report on Form 8-K filed with the SEC on July 13, 2012. See also “Risk Factors — Our board of directors determined an estimated net asset value per share of $10.24 for our shares of common stock as of March 31, 2012. You should not rely on the estimated net asset value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision” in Part II – Item 1A of this Quarterly Report on Form 10-Q.
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
As of June 30, 2012, we owned 14 multifamily properties located within the greater midwest geographic region. Our property portfolio consists of an aggregate of 3,123 multifamily units. The Lincoln Tower Apartments also includes approximately 9,000 square feet of commercial office space. The total cost of our real estate portfolio was $230,211,000, exclusive of closing costs. At June 30, 2012, our portfolio was approximately 96% leased.
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
We have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2010. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Second Quarter Real Estate Acquisitions
On April 26, 2012, we acquired a fee simple interest in the Montclair Parc Apartments, or the Montclair Parc property, for an aggregate purchase price of approximately $35,750,000, exclusive of closing costs. We financed the payment of the purchase price for the Montclair Parc property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $25,025,000 from a financial institution.
On May 24, 2012, we acquired a fee simple interest in the Sonoma Grande Apartments, or the Sonoma Grande property, for an aggregate purchase price of approximately $32,200,000, exclusive of closing costs. We financed the payment of the purchase price for the Sonoma Grande property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $22,540,000 from a financial institution.
On June 29, 2012, we acquired a fee simple interest in the Estancia Apartments, or the Estancia property, for an aggregate purchase price of approximately $27,900,000, exclusive of closing costs. We financed the payment of the purchase price for the Estancia property with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $20,500,000 from a financial institution.
Recent Real Estate Acquisition
On July 13, 2012, we acquired a fee simple interest in the Montelena Apartments, or the Montelena property, for an aggregate purchase price of approximately $18,350,000, exclusive of closing costs. We financed the payment of the purchase price for the Montelena property with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $12,000,000 from a financial institution.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2012 and December 31, 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2011 and 2010.
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage (defined below). If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of June 30, 2012, we had deferred $1,223,674 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $224,027 during the three months ended June 30, 2012 as adjusted funds from operations did not exceed the total distributions paid for the quarter.
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
Distributions declared as of June 30, 2012 (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001917 per share of common stock per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.
The distributions paid during each of the last five fiscal quarters ended June 30, 2012, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Distributions paid in cash	$784,467	$513,683	$340,601	$238,089	$176,308
Distributions reinvested	555,490	351,897	220,518	156,007	110,483
Total distributions	$1,339,957	$865,580	$561,119	$394,096	$286,791
For the three and six months ended June 30, 2012 our net loss was $4,899,516 and $8,173,107, we had negative FFO of $1,509,207 and $2,848,774 and cash flow provided by operations of $1,565,060 and $137,416. As of June 30, 2012, we have funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with proceeds of our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”

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
As of June 30, 2012, we had not entered into any leases as a lessee.
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
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2012, our borrowings were not in excess of 300% of the value of our net assets.

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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. As of June 30, 2012, we had not identified any sources for these types of financings; however, we continue to evaluate possible sources of capital, including, without limitation, entering into a credit facility. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of June 30, 2012, we owned 14 multifamily properties. During the six months ended June 30, 2012, net cash provided by operating activities was $137,416 compared to net cash used in operating activities of $360,532 for the six months ended June 30, 2011. The increase in net cash provided by operating activities is primarily due to increased property tax accruals associated with the 10 additional multifamily properties acquired subsequent to the second quarter of 2011. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect cash flows from operations to increase as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2012, net cash used in investing activities was $105,161,529 compared to net cash used in investing activities of $18,036,991 during the six months ended June 30, 2011. The increase in net cash used in investing activities was primarily due to the acquisition of six multifamily properties during the six months ended June 30, 2012, compared to two property acquisitions during the six months ended June 30, 2011.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the six months ended June 30, 2012, net cash provided by financing activities was $100,375,445 compared to net cash provided by financing activities of $21,276,977 during the six months ended June 30, 2011. Net cash provided by financing activities during the six months ended June 30, 2012 consisted of the following:

•
$46,514,991 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $5,252,171 and (2) the reimbursement of other offering costs to affiliates in the amount of $3,029,041;

•	$55,481,005 of proceeds from the issuance or assumption of notes payable, net of deferred financing costs in the amount of $1,000,337 and principal payments of $6,859,659;

•	$322,401 of cash paid for the redemption of common stock; and

•	$1,298,150 of net cash distributions, after giving effect to distributions reinvested by stockholders of $907,387.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 60% – 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2012, our aggregate borrowings were not in excess of 300% of the value of our net assets.

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
As of June 30, 2012, we had notes payable in the principal amount of $164,781,816. The following is a summary of our contractual obligations as of June 30, 2012:

			Payments Due During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Interest payments on outstanding debt obligations(1)	$35,707,503	$3,333,345	$6,340,686	$5,958,592	$5,935,374	$5,870,045	$8,269,461
Principal payments on outstanding debt obligations(2)	$164,781,816	$900,299	$13,987,438	$2,264,438	$2,561,408	$2,634,594	$142,433,639
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2012. We incurred interest expense of $1,328,909 during the three and six months ended June 30, 2012, including amortization of deferred financing costs totaling $69,402.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of June 30, 2012, we owned 14 multifamily properties compared to owning only four multifamily properties at June 30, 2011. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2012 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. A reconciliation of net loss to NOI (a non-GAAP measure) appears under the heading “Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
The following table summarizes the consolidated results of operations for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011	Change $	Change %
Total revenues	$5,954,635	$1,074,114	$4,880,521	454%
Operating expenses	1,594,687	336,141	1,258,546	374%
Real estate taxes and insurance	700,525	50,158	650,367	1,297%
Fees to affiliates	2,484,829	444,528	2,040,301	459%
Depreciation and amortization	3,390,309	590,819	2,799,490	474%
Interest expense	1,328,909	217,273	1,111,636	512%
General and administrative expenses	772,652	28,171	744,481	2,643%
Other acquisition costs	582,240	278,262	303,978	109%
Net loss	$(4,899,516)	$(871,238)	$(4,028,278)	462%

NOI(1)	$3,365,639	$638,972	$2,726,667	427%
FFO(2)	$(1,509,207)	$(280,419)	$(1,228,788)	(438)%
MFFO(2)	$1,115,929	$360,526	$755,403	210%
________________

(1)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the three months ended June 30, 2012, we had a net loss of $4,899,516 compared to a net loss of $871,238 for the three months ended June 30, 2011. The increase in net loss of $4,028,278 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,258,546, the increase in fees to affiliates of $2,040,301, the increase in depreciation and amortization expense of $2,799,490, the increase in interest expense of $1,111,636 and the increase in other acquisition costs of $303,978, partially offset by the increase in total revenues of $4,880,521. The increase in these expenses was due primarily to the increase in our property portfolio from four properties at June 30, 2011 to 14 properties at June 30, 2012.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2012 were $5,954,635 compared to $1,074,114 for the three months ended June 30, 2011. The increase of $4,880,521 was primarily due to the fact that we owned 14 multifamily properties as of June 30, 2012 compared to four multifamily properties as of June 30, 2011. Additionally, our total units increased by 2,435 from 688 at June 30, 2011 to 3,123 at June 30, 2012. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses for the three months ended June 30, 2012 were $1,594,687 compared to $336,141 for the three months ended June 30, 2011. The increase of $1,258,546 was primarily due to the fact that we operated 14 multifamily properties as of June 30, 2012 compared to four multifamily properties as of June 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2012 were $700,525 compared to $50,158 for the three months ended June 30, 2011. The increase of $650,367 was due to the acquisition of ten multifamily properties since June 30, 2011 and the continuing operation of the properties owned as of June 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2012 were $2,484,829 compared to $444,528 for the three months ended June 30, 2011. The increase of $2,040,301 was primarily due to acquisition fees earned by our advisor in connection with the acquisition of three multifamily properties, which totaled $1,937,563 for the three months ended June 30, 2012, compared to acquisition fees of $362,683 for the three months ended June 30, 2011. Additionally, the property management and investment management fees paid to our affiliated property manager and our advisor increased for the three months ended June 30, 2012 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2012 were $3,390,309 compared to $590,819 for the three months ended June 30, 2011. The increase of $2,799,490 was primarily due to the net increase in depreciable and amortizable assets of $180,616,304 since June 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the three months ended June 30, 2012 was $1,328,909 compared to $217,273 for the three months ended June 30, 2011. The increase of $1,111,636 was primarily due to the net increase in the notes payable balance of $138,959,816 since June 30, 2011 due to financing incurred in connection with the acquisition of ten multifamily properties since June 30, 2011. Included in interest expense is the amortization of deferred financing costs of $69,402 and $4,841 for the three months ended June 30, 2012 and 2011. Also included in interest expense is the unrealized loss on derivative instruments of $105,333 and $0 for the three months ended June 30, 2012 and 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2012 were $772,652 compared to $28,171 for the three months ended June 30, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, transfer agent fees, other professional fees and independent director compensation. The increase of $744,481 was primarily due to increases in transfer agent fees as a result of the increase in the number of stockholders as well as increases in legal, audit and other professional fees incurred in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other acquisition costs
Other acquisition costs for the three months ended June 30, 2012 were $582,240 compared to $278,262 for the three months ended June 30, 2011, The increase in acquisition costs related primarily to our acquisition of three multifamily properties during the second quarter of 2012 compared to two acquisitions of multifamily properties during the second quarter of 2011. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended
June 30, 2011
The following table summarizes the consolidated results of operations for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011	Change $	Change %
Total revenues	$9,847,455	$1,955,546	$7,891,909	404%
Operating expenses	2,641,720	694,038	1,947,682	281%
Real estate taxes and insurance	1,133,107	211,693	921,414	435%
Fees to affiliates	4,138,263	512,684	3,625,579	707%
Depreciation and amortization	5,324,333	1,220,953	4,103,380	336%
Interest expense	2,086,991	384,085	1,702,906	443%
General and administrative expenses	1,540,427	523,416	1,017,011	194%
Other acquisition costs	1,155,721	338,191	817,530	242%
Net loss	$(8,173,107)	$(1,929,514)	$(6,243,593)	324%

NOI(1)	$5,596,089	$999,309	$4,596,780	460%
FFO(2)	$(2,848,774)	$(708,561)	$(2,140,213)	(302)%
MFFO(2)	$1,662,220	$(7,687)	$1,669,907	21,724%
________________

(1)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the six months ended June 30, 2012, we had a net loss of $8,173,107 compared to a net loss of $1,929,514 for the six months ended June 30, 2011. The increase in net loss of $6,243,593 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,947,682, the increase in fees to affiliates of $3,625,579, the increase in depreciation and amortization expense of $4,103,380, the increase in interest expense of $1,702,906, the increase in general and administrative expenses of $1,017,011 and the increase in other acquisition costs of $817,530, partially offset by the increase in total revenues of $7,891,909. The increase in these expenses was due primarily to the increase in our property portfolio from four properties at June 30, 2011 to 14 properties at June 30, 2012.
Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2012 were $9,847,455 compared to $1,955,546 for the six months ended June 30, 2011. The increase of $7,891,909 was primarily due to the fact that we owned 14 multifamily properties as of June 30, 2012 compared to four multifamily properties as of June 30, 2011. Additionally, our total units increased by 2,435 from 688 at June 30, 2011 to 3,123 at June 30, 2012. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses for the six months ended June 30, 2012 were $2,641,720 compared to $694,038 for the six months ended June 30, 2011. The increase of $1,947,682 was primarily due to the fact that we operated 14 multifamily properties as of June 30, 2012 compared to four multifamily properties as of June 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2012 were $1,133,107 compared to $211,693 for the six months ended June 30, 2011. The increase of $921,414 was due to the acquisition of ten multifamily properties since June 30, 2011 and the continuing operation of the properties owned as of June 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2012 were $4,138,263 compared to $512,684 for the six months ended June 30, 2011. The increase of $3,625,579 was primarily due to acquisition fees earned by our advisor in connection with the acquisition of six multifamily properties, which totaled $3,249,940 for the six months ended June 30, 2012, compared to acquisition fees of $362,683 for the six months ended June 30, 2011. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the six months ended June 30, 2012 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2012 were $5,324,333 compared to $1,220,953 for the six months ended June 30, 2011. The increase of $4,103,380 was primarily due to the net increase in depreciable and amortizable assets of $180,616,304 since June 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the six months ended June 30, 2012 was $2,086,991 compared to $384,085 for the six months ended June 30, 2011. The increase of $1,702,906 was primarily due to the net increases in the notes payable balance of $138,959,816 since June 30, 2011 due to financing incurred in connection with the acquisition of ten multifamily properties since June 30, 2011. Included in interest expense is the amortization of deferred financing costs of $103,560 and $8,466 for the six months ended June 30, 2012 and 2011. Also included in interest expense is the unrealized loss on derivative instruments of $105,333 and $0 for the six months ended June 30, 2012 and 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the six months ended June 30, 2012 were $1,540,427 compared to $523,416 for the six months ended June 30, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, transfer agent fees, other professional fees and independent director compensation. The increase of $1,017,011 was primarily due to increases in transfer agent fees as a result of the increase in the number of stockholders as well as increases in legal, audit and other professional fees incurred in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other acquisition costs
Other acquisition costs for the six months ended June 30, 2012 were $1,155,721 compared to $338,191 for the six months ended June 30, 2011. The increase in acquisition costs related primarily to our acquisition of six multifamily properties during the first six months of 2012 compared to two acquisitions of multifamily properties during the first six months of 2011. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2011. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2011. Our same store properties for the second quarter of 2011 and 2012 were the Lincoln Tower Apartments and the Park Place Condominiums.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011	Change $	Change %
Same-store properties:
Revenues	$903,758	$880,838	$22,920	3%
Operating expenses	456,675	466,731	(10,056)	(2)%
Net operating income	447,083	414,107	32,976	8%

Non-same-store properties:
Net operating income	2,918,556	224,865	2,693,691	1,198%

Total net operating income	$3,365,639	$638,972	$2,726,667	427%
Net Operating Income
Same-store net operating income for the three months ended June 30, 2012 was $447,083 compared to $414,107 for the three months ended June 30, 2011. The 8% increase in same-store net operating income was primarily due to the 3% increase in same-store rental revenues and the 2% decrease in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended June 30, 2012 were $903,758 compared to $880,838 for the three months ended June 30, 2011. The 3% increase in same-store revenues was primarily due to the market rent increases at the Lincoln Tower Apartments and Park Place Condominiums.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2012 were $456,675 compared to $466,731 for the three months ended June 30, 2011. The 2% decrease in same-store operating expenses was primarily due to post-acquisition operating efficiencies introduced at the Lincoln Tower Apartments and the Park Place Condominiums.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2012	2011	2012	2011
Net loss	$(4,899,516)	$(871,238)	$(8,173,107)	$(1,929,514)
Depreciation of real estate assets	1,545,481	202,737	2,476,743	369,605
Amortization of lease-related costs	1,844,828	388,082	2,847,590	851,348
FFO	(1,509,207)	(280,419)	(2,848,774)	(708,561)
Acquisition fees and expenses(1)	2,519,803	640,945	4,405,661	700,874
Unrealized loss on derivative instruments	105,333	—	105,333	—
MFFO	$1,115,929	$360,526	$1,662,220	$(7,687)
________________

(1)
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

Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended June 30, 2012, we deferred $224,027 of acquisition and investment management fees earned during the three months ended June 30, 2012. Acquisition fees and investment management fees of $221,365 and $130,408, respectively, are due and payable as of June 30, 2012 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2012 and 2011 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(4,899,516)	$(871,238)	$(8,173,107)	$(1,929,514)
Fees to affiliates(1)	2,291,998	407,287	3,819,395	443,053
Depreciation and amortization	3,390,309	590,819	5,324,333	1,220,953
Interest expense	1,328,909	217,273	2,086,991	384,085
General and administrative expenses(2)	671,699	16,569	1,382,756	542,541
Acquisition costs	582,240	278,262	1,155,721	338,191
Net operating income	$3,365,639	$638,972	$5,596,089	$999,309
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2012 excludes property management fees of $192,831 and $318,868 that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2011 excludes property management fees of $37,241 and $69,631 that are included in NOI.

(2)
General and administrative expenses for the three and six months ended June 30, 2012 exclude certain expenses totaling $100,953 and $157,671 that are included in NOI. General and administrative expenses excludes certain expenses totaling $11,602 that are included in NOI for the three months ended June 30, 2011 and includes certain expenses totaling $19,125 that are excluded from NOI for the six months ended June 30, 2011.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements
As of June 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2012, the fair value of our fixed rate debt was $131,346,582 and the carrying value of our fixed rate debt was $134,281,816. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $30,500,000 of variable rate debt outstanding. Based on interest rates as of June 30, 2012, if interest rates were 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt would increase by $291,347 and if interest rates were 100 basis points lower during the 12 months ending March 31, 2013, interest expense on the variable rate debt would decrease by $62,485.
At June 30, 2012, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.29% and 2.88%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2012 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2012 where applicable.

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.
Our board of directors determined an estimated net asset value per share of $10.24 for our shares of common stock as of March 31, 2012. You should not rely on the estimated net asset value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.
On July 12, 2012, our board of directors determined an estimated net asset value per share of $10.24 for our common stock as of March 31, 2012. We disclose in our filings with the SEC the methodology used to determine the estimated net asset value per share and numerous limitations related to the estimated net asset value per share. Please see our filings with the SEC for a detailed description of the estimated net asset per share valuation methodology and limitations.
Our board of directors' objective in determining the estimated net asset value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
As with any valuation methodology, the methodologies used to determine the estimated net asset value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated net asset value per share, which could be significantly different from the estimated net asset value per share determined by our board of directors. The estimated net asset value per share does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP. The estimated net asset value per share is not a representation or indication that: a stockholder would be able to realize the estimated net asset value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated net asset value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated net asset value per share on a national securities exchange; a third party would offer the estimated net asset value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the net asset value per share would be acceptable to FINRA, or under the Employee Retirement Income Security Act, or ERISA, with respect to their respective requirements.
Our board of directors has determined an estimated net asset value per share of our common stock of $10.24 as of March 31, 2012. Effective September 10, 2012, we will offer shares in our public offering at a $10.24 price per share. However, the sale of shares in our public offering at a price of $10.00 per share prior to September 10, 2012 will result in the dilution of existing stockholder' investments.
Our board of directors has determined an estimated net asset value per share of our common stock of $10.24 as of March 31, 2012. Accordingly, our board of directors has determined that, effective September 10, 2012, it is appropriate to revise the price at which shares of our common stock are offered in our continuous public offering and under our distribution reinvestment plan to reflect the estimated net asset value per share. Prior to September 10, 2012, we will continue to sell shares in our public offering at $10.00 per share and pursuant to our distribution reinvestment plan at a price based on $10.00 per share. When our shares are sold at a price per share below the then-current estimated net asset value per share, the resulting

PART II—OTHER INFORMATION (continued)

increase in the number of outstanding shares is not accompanied by a proportionate increase in our net assets. As a result, any sale of shares at a price below the then-current estimated net asset value per share results in an immediate dilution to existing stockholders who purchased shares. This dilution includes reduction in the estimated net asset value per share of outstanding shares as a result of the issuance of shares at a price below the then current estimated net asset value per share value and a proportionately greater decrease in existing stockholders' interest in our earnings and assets for that period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and six months ended June 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of June 30, 2012, we had sold 10,186,983 shares of our common stock, including 158,363 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $100,806,810 in the private offering and public offering.
As a result of our determination of our estimated net asset value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock in our public offering will increase from the current price of $10.00 per share to $10.24 per share.
From inception through June 30, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$8,924,974	Actual	9.55%
Other organization and offering costs	5,093,731	Actual	5.45%
Total expenses	$14,018,705
Total public offering proceeds (excluding DRP proceeds)	$93,458,035	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual	15.00%
From the commencement of our initial public offering through June 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $80,943,780 including net offering proceeds from our distribution reinvestment plan of $1,504,450. For the period from inception through June 30, 2012, the ratio of the cost of raising capital was approximately 15%.
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2012, we had used approximately $69,704,060 in offering proceeds to partially fund the acquisition of 14 multifamily properties.

PART II—OTHER INFORMATION (continued)

During the three and six months ended June 30, 2012, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	—	22,874	$9.25	(3)
February 2012	1,500	—	—	(3)
March 2012	3,273	—	—	(3)
April 2012(4)	(2,630)	14	$9.35	(3)
May 2012	9,000	8,000	$10.00	(3)
June 2012	—	—	$—	(3)
	11,143	30,888
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to our most recently established estimated net asset value per share, as determined by our advisor or another firm chosen for that purpose. As a result of the determination of our estimated net asset value per share as of March 31, 2012, effective September 10, 2012, the offering price of our shares of common stock in our ongoing public offering will increase from the current price of $10.00 per share to $10.24 per share. Effective September 10, 2012, redemptions under our share repurchase plan will be redeemed at a price at, or at a discount to, the new offering price of $10.24. We do not currently intend to establish an estimated net asset value per share again until six months following the completion of our offering stage (and every six months thereafter). However, our board of directors may determine to update our estimated net asset value per share before such time in its sole discretion. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our current public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider "public equity offerings" to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interestes in our operating partnership.

PART II—OTHER INFORMATION (continued)

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

(4)	At the request of a stockholder, we reversed the redemption of 4,758 shares that were redeemed in January 2012. Such reversals of redemptions are not expected to recur in future periods.
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

10.1
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of April 11, 2012, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 16, 2012).

10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 27, 2012, by and between Steadfast Asset Holdings, Inc. and Montclair Parc Apartments Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 16, 2012).

10.3
Assignment and Assumption of Purchase Agreement, dated as of April 10, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed April 16, 2012).

PART II—OTHER INFORMATION (continued)

10.4
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated April 11, 2012, by and between Montclair Parc Apartments Limited Partnership and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed April 16, 2012).

10.5	Multifamily Note, dated April 12, 2012, by SIR Lincoln Tower, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed April 16, 2012).

10.6
Multifamily Loan and Security Agreement, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed April 16, 2012).

10.7
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed April 16, 2012).

10.8
Guaranty of Non-Recourse Obligations, dated as of April 12, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed April 16, 2012).

10.9
Environmental Indemnity Agreement, dated April 12, 2012, by SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed April 16, 2012).

10.10
Assignment of Management Agreement, dated as of April 12, 2012, by and among SIR Lincoln Tower, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed April 16, 2012).

10.11
Property Management Agreement, dated as of April 26, 2012, by and between Steadfast Management Company, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 2, 2012).

10.12
Multifamily Note, dated as of April 26, 2012, by SIR Montclair Parc, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 2, 2012).

10.13
Multifamily Loan and Security Agreement (Non-Recourse), dated as of April 26, 2012, by and between SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 2, 2012).

10.14
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 2, 2012).

10.15
Assignment of Management Agreement, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 2, 2012).

10.16
Guaranty of Non-Recourse Obligations, dated as of April 26, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed May 2, 2012).

10.17
Environmental Indemnity Agreement, dated as of April 26, 2012, by SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 2, 2012).

PART II—OTHER INFORMATION (continued)

10.18
Purchase and Sale Agreement, dated as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC and First American Title Insurance Company in its capacity as title insurer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 31, 2012).

10.19
First Amendment to Purchase and Sale Agreement, dated as of March 19, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 31, 2012).

10.20
Second Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 31, 2012).

10.21
Assignment and Assumption of Purchase Agreement, dated as of May 24, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 31, 2012).

10.22
Property Management Agreement, made as of May 24, 2012, by and between Steadfast Management Company, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 31, 2012).

10.23
Multifamily Note, effective as of May 24, 2012, by SIR Sonoma Grande, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed May 31, 2012).

10.24
Multifamily Loan and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 31, 2012).

10.25
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed May 31, 2012).

10.26
Guaranty, effective as of May 24, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed May 31, 2012).

10.27
Assignment of Management Agreement and Subordination of Management Fees, effective as of May 24, 2012, by and among SIR Sonoma Grande, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed May 31, 2012).

10.28
Purchase and Sale Agreement, made as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC and First American Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 6, 2012).

10.29
First Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 6, 2012).

10.30
Assignment and Assumption of Purchase Agreement, dated as of June 29, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 6, 2012).

10.31
Property Management Agreement, made as of June 29, 2012, by and between Steadfast Management Company, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed July 6, 2012).

PART II—OTHER INFORMATION (continued)

10.32
Assumption Agreement, effective as of June 29, 2012, by and among Estancia Tulsa, LLC, SIR Estancia, LLC, Federal Home Loan Mortgage Corporation, Flournoy Development Company, LLC, and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed July 6, 2012).

10.33	Multifamily Note, effective as of September 6, 2007, by Estancia Tulsa, LLC in favor of CBRE Melody & Company (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed July 6, 2012).

10.34
Multifamily Mortgage, Assignment of Rents and Security Agreement, made as of September 6, 2007, by and between Estancia Tulsa, LLC and CBRE Melody & Company (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed July 6, 2012).

10.35
Guaranty, effective as of June 29, 2012 by Steadfast Income REIT, Inc. to and for the benefit of Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed July 6, 2012).

10.36
Subordination of Management Agreement, effective as of June 29, 2012, by and between SIR Estancia, LLC, and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed July 6, 2012).

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

Steadfast Income REIT, Inc.
Date:	August 13, 2012	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date:	August 13, 2012	By:	/s/ Kevin J. Keating
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

10.1
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of April 11, 2012, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 16, 2012).

10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 27, 2012, by and between Steadfast Asset Holdings, Inc. and Montclair Parc Apartments Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 16, 2012).

10.3
Assignment and Assumption of Purchase Agreement, dated as of April 10, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed April 16, 2012).

10.4
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated April 11, 2012, by and between Montclair Parc Apartments Limited Partnership and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed April 16, 2012).

10.5	Multifamily Note, dated April 12, 2012, by SIR Lincoln Tower, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed April 16, 2012).

10.6
Multifamily Loan and Security Agreement, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed April 16, 2012).

10.7
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed April 16, 2012).

10.8
Guaranty of Non-Recourse Obligations, dated as of April 12, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed April 16, 2012).

10.9
Environmental Indemnity Agreement, dated April 12, 2012, by SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed April 16, 2012).

10.10
Assignment of Management Agreement, dated as of April 12, 2012, by and among SIR Lincoln Tower, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed April 16, 2012).

10.11
Property Management Agreement, dated as of April 26, 2012, by and between Steadfast Management Company, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 2, 2012).

10.12
Multifamily Note, dated as of April 26, 2012, by SIR Montclair Parc, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 2, 2012).

10.13
Multifamily Loan and Security Agreement (Non-Recourse), dated as of April 26, 2012, by and between SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 2, 2012).

10.14
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 2, 2012).

10.15
Assignment of Management Agreement, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 2, 2012).

10.16
Guaranty of Non-Recourse Obligations, dated as of April 26, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed May 2, 2012).

10.17
Environmental Indemnity Agreement, dated as of April 26, 2012, by SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 2, 2012).

10.18
Purchase and Sale Agreement, dated as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC and First American Title Insurance Company in its capacity as title insurer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 31, 2012).

10.19
First Amendment to Purchase and Sale Agreement, dated as of March 19, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 31, 2012).

10.20
Second Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 31, 2012).

10.21
Assignment and Assumption of Purchase Agreement, dated as of May 24, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 31, 2012).

10.22
Property Management Agreement, made as of May 24, 2012, by and between Steadfast Management Company, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 31, 2012).

10.23
Multifamily Note, effective as of May 24, 2012, by SIR Sonoma Grande, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed May 31, 2012).

10.24
Multifamily Loan and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 31, 2012).

10.25
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed May 31, 2012).

10.26
Guaranty, effective as of May 24, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed May 31, 2012).

10.27
Assignment of Management Agreement and Subordination of Management Fees, effective as of May 24, 2012, by and among SIR Sonoma Grande, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed May 31, 2012).

10.28
Purchase and Sale Agreement, made as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC and First American Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 6, 2012).

10.29
First Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 6, 2012).

10.30
Assignment and Assumption of Purchase Agreement, dated as of June 29, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 6, 2012).

10.31
Property Management Agreement, made as of June 29, 2012, by and between Steadfast Management Company, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed July 6, 2012).

10.32
Assumption Agreement, effective as of June 29, 2012, by and among Estancia Tulsa, LLC, SIR Estancia, LLC, Federal Home Loan Mortgage Corporation, Flournoy Development Company, LLC, and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed July 6, 2012).

10.33	Multifamily Note, effective as of September 6, 2007, by Estancia Tulsa, LLC in favor of CBRE Melody & Company (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed July 6, 2012).

10.34
Multifamily Mortgage, Assignment of Rents and Security Agreement, made as of September 6, 2007, by and between Estancia Tulsa, LLC and CBRE Melody & Company (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed July 6, 2012).

10.35
Guaranty, effective as of June 29, 2012 by Steadfast Income REIT, Inc. to and for the benefit of Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed July 6, 2012).

10.36
Subordination of Management Agreement, effective as of June 29, 2012, by and between SIR Estancia, LLC, and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed July 6, 2012).

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