Form 10-Q
period 2012-09-30
Steadfast Income REIT, Inc.
filed 2012-11-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2012, there were 20,236,629 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$27,298,570	$5,648,561
Building and improvements	293,646,458	61,552,400
Tenant origination and absorption costs	8,503,002	2,665,720
Total real estate, cost	329,448,030	69,866,681
Less accumulated depreciation and amortization	(12,587,204)	(3,115,505)
Total real estate, net	316,860,826	66,751,176
Cash and cash equivalents	20,985,462	12,200,681
Restricted cash	3,317,755	818,348
Rents and other receivables	1,693,126	609,203
Deferred financing costs and other assets, net	3,587,827	1,472,853
Total assets	$346,444,996	$81,852,261
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$6,549,357	$1,629,479
Notes payable	207,914,276	47,973,049
Distributions payable	1,010,158	254,592
Due to affiliates, net	2,209,502	1,386,065
Total liabilities	217,683,293	51,243,185
Commitments and contingencies (Note 9)
Redeemable common stock	1,915,460	385,458
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 18,336,342 and 4,638,699 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	183,363	46,387
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	10	10
Additional paid-in capital	152,807,438	38,260,059
Cumulative distributions and net losses	(26,144,568)	(8,082,838)
Total stockholders’ equity	126,846,243	30,223,618
Total liabilities and stockholders' equity	$346,444,996	$81,852,261
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$7,793,628	$1,629,652	$16,843,373	$3,367,794
Tenant reimbursements and other	823,921	147,834	1,621,631	365,238
Total revenues	8,617,549	1,777,486	18,465,004	3,733,032
Expenses:
Operating, maintenance and management	2,547,385	654,231	5,364,639	1,333,249
Real estate taxes and insurance	1,026,023	321,444	2,159,130	533,137
Fees to affiliates	2,790,393	355,698	6,928,656	868,382
Depreciation and amortization	4,147,366	629,085	9,471,699	1,850,038
Interest expense	1,800,346	375,346	3,887,837	759,431
General and administrative expenses	730,332	32,398	2,094,725	570,834
Other acquisition costs	538,853	140,241	1,694,574	478,432
	13,580,698	2,508,443	31,601,260	6,393,503
Net loss	(4,963,149)	(730,957)	(13,136,256)	(2,660,471)
Net loss per common share — basic and diluted	$(0.36)	$(0.29)	$(1.39)	$(1.40)
Weighted average number of common shares outstanding — basic and diluted	13,787,105	2,525,536	9,423,555	1,896,815
Distributions declared per common share	$0.177	$0.176	$0.525	$0.523
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2010	1,184,283	$11,843	1,000	$10	$9,568,008	$(2,392,983)	$7,186,878
Issuance of common stock	3,454,416	34,544	—	—	34,217,712	—	34,252,256
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(3,198,703)	—	(3,198,703)
Transfers to redeemable common stock	—	—	—	—	(539,220)	—	(539,220)
Other offering costs to affiliates	—	—	—	—	(1,849,905)	—	(1,849,905)
Distributions declared	—	—	—	—	—	(1,640,845)	(1,640,845)
Amortization of stock-based compensation	—	—	—	—	62,167	—	62,167
Net loss for the year ended December 31, 2011	—	—	—	—	—	(4,049,010)	(4,049,010)
BALANCE, December 31, 2011	4,638,699	46,387	1,000	10	38,260,059	(8,082,838)	30,223,618
Issuance of common stock	13,737,918	137,379	—	—	136,448,370	—	136,585,749
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,731,375)	—	(12,731,375)
Transfers to redeemable common stock	—	—	—	—	(1,735,741)	—	(1,735,741)
Redemption of common stock	(40,275)	(403)	—	—	—	—	(403)
Other offering costs to affiliates	—	—	—	—	(7,483,880)	—	(7,483,880)
Distributions declared	—	—	—	—	—	(4,925,474)	(4,925,474)
Amortization of stock-based compensation	—	—	—	—	50,005	—	50,005
Net loss for the nine months ended September 30, 2012	—	—	—	—	—	(13,136,256)	(13,136,256)
BALANCE, September 30, 2012	18,336,342	$183,363	1,000	$10	$152,807,438	$(26,144,568)	$126,846,243
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(13,136,256)	$(2,660,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,471,699	1,850,038
Amortization of deferred financing costs	182,692	19,844
Amortization of stock-based compensation	50,005	67,871
Amortization of debt premium	(180,625)	—
Change in fair value of interest rate cap	171,320	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(2,038,074)	(247,696)
Rent and other receivables	(611,308)	(69,785)
Other assets	(859,461)	(52,743)
Accounts payable and accrued liabilities	5,092,393	408,269
Due to affiliates, net	903,257	92,998
Net cash used in operating activities	(954,358)	(591,675)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(184,673,061)	(28,135,000)
Addition to real estate investments	(1,660,982)	(81,118)
Restricted cash for investing activities	(461,333)	(295,566)
Purchase of interest rate cap	(295,870)	—
Net cash used in investing activities	(187,091,246)	(28,511,684)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	94,001,000	20,945,000
Principal payments on notes payable	(7,126,455)	(38,955)
Proceeds from issuance of common stock	134,377,392	17,791,934
Payments of commissions on sale of common stock and related dealer manager fees	(12,731,375)	(1,704,033)
Reimbursement of other offering costs to affiliates	(7,563,697)	(976,643)
Payment of deferred financing costs	(1,313,656)	(184,450)
Distributions to common stockholders	(2,432,092)	(546,871)
Redemptions of common stock	(380,732)	—
Net cash provided by financing activities	196,830,385	35,285,982
Net increase in cash and cash equivalents	8,784,781	6,182,623
Cash and cash equivalents, beginning of period	12,200,681	2,858,197
Cash and cash equivalents, end of period	$20,985,462	$9,040,820
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,294,503	$640,606
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$755,566	$99,137
Assumption of notes payable to acquire real estate	$73,247,307	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,737,817	$341,829
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
As of September 30, 2012, the Company owned 19 multifamily properties comprising a total of 4,102 apartment units with 4,102,925 square feet of rentable space and 8,995 square feet of rentable commercial space. For more information on the Company's real estate portfolio, see Note 3.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Public Offering”). The Company also registered up to 15,789,474 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced the Public Offering on July 19, 2010. The Company may reallocate the shares between the Public Offering and the DRP.
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of the Company's common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock in the ongoing Public Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company's common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new offering price. Effective September 10, 2012, the Company’s

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. The Company’s board of directors may again, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Public Offering or to its stockholders pursuant to the DRP to reflect future changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
From the commencement of the Public Offering on July 19, 2010 to September 30, 2012, the Company sold 17,678,132 shares of common stock in the Public Offering for gross proceeds of $175,747,619, including 246,033 shares of common stock issued pursuant to the DRP for gross offering proceeds of $2,337,249.
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
September 30, 2012
(unaudited)

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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
September 30, 2012
(unaudited)

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
September 30, 2012
(unaudited)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of September 30, 2012 and December 31, 2011, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2012 and December 31, 2011, the Company had a restricted cash balance of $3,317,755 and $818,348, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company's lenders.
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
Derivative Financial Instruments
The Company's objective in using derivatives is to add stability to interest expense and to manage the Company's exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates. As of September 30, 2012, the Company's derivative instruments include an interest rate cap based on the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index.
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
As of September 30, 2012, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
September 30, 2012
(unaudited)

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
The following table reflects the Company's assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap	$—	$124,550	$—
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
September 30, 2012
(unaudited)

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2012 and December 31, 2011, the fair value of the notes payable was $209,769,005 and $48,555,347, respectively, compared to the carrying value of $207,914,276 and $47,973,049, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012 through September 30, 2012. Each day during the period from January 1, 2012 through September 30, 2012 was a record date for distributions.
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
September 30, 2012
(unaudited)

underwriting compensation for the Public Offering to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Pursuant to the Advisory Agreement and the dealer manager agreement by and among the Company, the Operating Partnership and the Dealer Manager (the “Dealer Manager Agreement”), the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds of the completed Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.
Reimbursements to the Advisor, the Dealer Manager, or their affiliates, for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company will not make reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval is obtained from the Company’s independent directors. The independent directors have not approved the reimbursement of such excess costs from the Private Offering. Accordingly, the Company has not accrued for the reimbursement of organization and offering costs of the Private Offering in excess of 15% of the gross offering proceeds raised in the Private Offering until such time as the reimbursement of such costs are approved by the independent directors of the Company.
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
The Company recognizes, measures, presents and discloses in its accompanying consolidated financial statements any uncertain tax positions that the Company has taken or expects to take on a tax return. As of September 30, 2012 and December 31, 2011, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2011 and 2010.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

3. Real Estate
As of September 30, 2012, the Company owned 19 multifamily properties. The following table provides summary information regarding the Company's property portfolio:

						Average Occupancy as of		Average Monthly Collected Rent as of
Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Initial Mortgage Debt	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$6,650,000	91.1%	94.2%	$825	$812
Park Place Condominiums	Des Moines, IA	12/22/2010	148	8,101,000	5,000,000	90.5%	91.8%	804	755
Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	5,200,000	93.1%	96.9%	752	748
Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,972,000	98.2%	98.2%	661	668
Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,773,000	93.5%	86.2%	953	862
Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,915,000	93.0%	92.5%	650	642
Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,965,000	93.8%	94.5%	602	613
EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,590,000	97.1%	97.1%	854	857
Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	90.3%		728
Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	7,000,000	84.7%		681
Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,876,940	94.8%		889
Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	25,025,000	91.9%		920
Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	94.6%		939
Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,500,000	88.8%		961
Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,000,000	94.4%		858
Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	—	95.6%		854
Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,860,000	95.5%		956
Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012	178	16,500,000	—	98.9%		1,007
Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,800,000	97.1%		1,055
			4,102	$324,061,000	$203,166,940	93.1%	94.1%	$839	$745

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Third Quarter Acquisitions
On July 13, 2012, the Company acquired a fee simple interest in the Montelena Apartments located in Round Rock, Texas (the “Montelena Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $18,350,000, exclusive of closing costs. The Montelena Property consists of 10 three-story buildings and contains 232 units consisting of 28 one-bedroom apartments, 108 two-bedroom apartments, 72 three-bedroom apartments and 24 four-bedroom apartments. The apartments range in size from 700 to 1,395 square feet and average 1,050 square feet. Apartment amenities include well equipped kitchens with breakfast bars and spacious pantries, vaulted ceilings, ceiling fans, carpet and vinyl tile, washer and dryer connections, mini-blinds, patios and/or balconies, walk-in closets and central air conditioning. Property amenities include a clubhouse, a 24-hour fitness center, a swimming pool and hot tub, a business center, a movie theater, sand volleyball courts and basketball courts, fenced playground, picnic areas with barbecue and a laundry room. An acquisition fee of $369,890 was earned by the Advisor in connection with the acquisition of the Montelena Property.
On August 30, 2012, the Company acquired a fee simple interest in the Valley Farms Apartments located in Louisville, Kentucky (the “Valley Farms Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $15,100,000, exclusive of closing costs. The Valley Farms Property consists of 10 two-story buildings and contains 160 units consisting of 32 one-bedroom apartments, 96 two-bedroom apartments and 32 three-bedroom apartments. The apartments range in size from 869 to 1,303 square feet and average 1,126 square feet. Apartment amenities include full kitchen appliance packages, walk-in closets, vaulted ceilings, washer and dryer connections and private balconies. Property amenities include detached garages, a fitness center, a business center, a resort-style swimming pool and sundeck and a gas grill and barbecue area. An acquisition fee of $304,033 was earned by the Advisor in connection with the acquisition of the Valley Farms Property.
On September 11, 2012, the Company acquired 100% of the membership interests in the entity that owned a fee simple interest in the Hilliard Park Apartments located in Columbus, Ohio (the “Hilliard Park Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $19,800,000, exclusive of closing costs. The Hilliard Park Property consists of 26 two-story buildings and contains 201 units consisting of 172 two-bedroom apartments and 29 three-bedroom apartments. The apartments range in size from 1,060 to 1,340 square feet and average 1,140 square feet. Apartment amenities include oak cabinetry in kitchens and bathrooms, vertical and horizontal blinds, attractive lighting packages, full kitchen appliance packages, washer and dryer connections, walk-in closets and patio or balcony decks. In addition, select units have full basements, attached garages and vaulted ceilings. Property amenities include a park area with gazebo, a playground, a golf putting green, a basketball court and a central mail center. An acquisition fee of $400,130 was earned by the Advisor in connection with the acquisition of the Hilliard Park Property.
On September 20, 2012, the Company acquired a fee simple interest in the Sycamore Terrace Apartments located in Terre Haute, Indiana (the “Sycamore Terrace Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $16,500,000, exclusive of closing costs. The Sycamore Terrace Property consists of 16 two-story buildings and contains 178 units consisting of 58 one-bedroom apartments, 90 two-bedroom apartments and 30 three-bedroom apartments. The apartments range in size from 984 to 1,648 square feet and average 1,238 square feet. Apartment amenities include gourmet bar kitchens, granite counter tops, vinyl plank flooring in kitchen and bathrooms, washer and dryer connections, walk-in closets, private patio or balcony decks and garden tubs. Property amenities include a multimedia recreation room, a 24-hour fitness center, a resort-style swimming pool, a poolside entertainment area with gas grill and Wi-Fi hotspots throughout clubhouse and pool area. An acquisition fee of $330,973 was earned by the Advisor in connection with the acquisition of the Sycamore Terrace Property.
On September 28, 2012, the Company acquired 100% of the membership interests in the entity that owned a fee simple interest in the Hilliard Summit Apartments located in Columbus, Ohio (the “Hilliard Summit Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $24,100,000, exclusive of closing costs. The Hilliard

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Summit Property consists of 25 two-story buildings and contains 208 units consisting of 36 one-bedroom apartments, 144 two-bedroom apartments and 28 three-bedroom apartments. The apartments range in size from 780 to 1,510 square feet and average 1,166 square feet. Apartment amenities include painted white woodwork throughout, custom birch kitchen cabinetry and bathroom vanities, fully appointed kitchens with complete appliance packages, granite-like laminate kitchen tops with backsplash, washer and dryer connections, oversized walk-in closets and private patio or balcony decks. In addition, select units have vaulted or nine-foot ceilings. Property amenities include a resort-style clubhouse, outdoor swimming pool, barbecue gazebo, outdoor lounge with fire pit, fitness center, community garden and free clubhouse Wi-Fi. An acquisition fee of $486,537 was earned by the Advisor in connection with the acquisition of the Hilliard Summit Property.
The purchase price for the Company's property portfolio was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Land	Building and Improvements	Tenant Origination and Absorption Costs	Discount (Premium) on Assumed Liabilities(1)	Total Purchase Price
Lincoln Tower Apartments	$258,600	$8,741,736	$499,664	$—	$9,500,000
Park Place Condominiums	500,000	6,876,620	724,380	—	8,101,000
Arbor Pointe Apartments	886,124	5,436,189	177,687	—	6,500,000
Clarion Park Apartments	1,470,991	9,462,094	281,915	—	11,215,000
Cooper Creek Village	593,610	9,642,180	184,210	—	10,420,000
Truman Farm Villas	842,987	8,016,384	240,629	—	9,100,000
Prairie Walk Apartments	635,887	5,249,196	214,917	—	6,100,000
EBT Lofts	460,362	7,772,320	342,318	—	8,575,000
Windsor on the River Apartments	3,381,946	28,425,125	1,192,929	—	33,000,000
Renaissance St. Andrews Apartments	838,685	11,418,911	242,404	—	12,500,000
Spring Creek Apartments	2,346,503	17,196,951	405,392	(598,846)	19,350,000
Montclair Parc Apartments	3,325,556	31,238,849	1,185,595	—	35,750,000
Sonoma Grande Apartments	2,737,794	28,912,593	549,613	—	32,200,000
Estancia Apartments	2,544,634	26,719,064	521,564	(1,885,262)	27,900,000
Montelena Apartments	1,860,351	16,920,747	455,160	(886,258)	18,350,000
Valley Farms Apartments	724,771	14,114,640	260,589	—	15,100,000
Hilliard Park Apartments	1,413,437	18,079,371	307,192	—	19,800,000
Sycamore Terrace Apartments	939,537	15,216,448	344,015	—	16,500,000
Hilliard Summit Apartments	1,536,795	22,190,376	372,829	—	24,100,000
	$27,298,570	$291,629,794	$8,503,002	$(3,370,366)	$324,061,000
________________

(1)	Loan premiums and discounts are amortized to interest expense over the remaining term of the assumed loan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

As of September 30, 2012 and December 31, 2011, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	September 30, 2012				December 31, 2011
	Land	Building and Improvements	Tenant Origination and Absorption	Total	Land	Building and Improvements	Tenant Origination and Absorption	Total
Investments in real estate	$27,298,570	$293,646,458	$8,503,002	$329,448,030	$5,648,561	$61,552,400	$2,665,720	$69,866,681
Less: Accumulated depreciation and amortization	—	(6,110,181)	(6,477,023)	(12,587,204)	—	(1,300,934)	(1,814,571)	(3,115,505)
Net investments in real estate and related lease intangibles	$27,298,570	$287,536,277	$2,025,979	$316,860,826	$5,648,561	$60,251,466	$851,149	$66,751,176
Depreciation and amortization expenses were $4,147,366 and $9,471,699 for the three and nine months ended September 30, 2012, and $629,085 and $1,850,038 for the three and nine months ended September 30, 2011, respectively. The increase in net loss as a result of amortization of the Company’s tenant origination and absorption costs was $1,814,862 and $4,662,452 for the three and nine months ended September 30, 2012, and $274,737 and $1,126,085 for the three and nine months ended September 30, 2011, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
As of September 30, 2012 and December 31, 2011, none of the Company's properties had above-market lease assets or below-market lease liabilities.
Operating Leases
As of September 30, 2012, the Company’s real estate portfolio comprised 4,102 residential units and was 93.1% occupied by a diverse group of tenants. For each of the three and nine months ended September 30, 2012, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. For the three and nine months ended September 30, 2011, the Company’s real estate portfolio earned approximately 97% and 96% of its rental income from residential tenants and approximately 3% and 4% of its rental income from commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,283,155 and $440,822 as of September 30, 2012 and December 31, 2011, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2012 and thereafter is as follows:

October 1, 2012 through December 31, 2012	$43,458
2013	131,743
2014	51,662
2015	16,252
Thereafter	—
$243,115
As of September 30, 2012 and December 31, 2011, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Deferred Financing Costs and Other Assets
As of September 30, 2012 and December 31, 2011, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	September 30, 2012	December 31, 2011
Deferred financing costs	$1,725,306	$411,650
Less: accumulated amortization	(216,766)	(34,074)
	1,508,540	377,576
Prepaid expenses	876,852	147,719
Interest rate cap	124,550	—
Deposits	1,077,885	947,558
	$3,587,827	$1,472,853

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

5. Debt
The following is a summary of notes payable secured by real property as of September 30, 2012 and December 31, 2011:

				Principal Outstanding at
Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2012	December 31, 2011
Lincoln Tower Property	Principal and interest	May 1, 2019	3.66%	$8,706,652	$6,650,000
Park Place Property(2)	Interest only	December 22, 2013	5.25%	5,000,000	5,000,000
Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,106,772	5,163,262
Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,814,168	8,916,787
Cooper Creek Property	Principal and interest(3)	September 1, 2018	3.89%	6,773,000	6,773,000
Truman Farm Villas Property	Principal and interest(3)	January 1, 2019	3.78%	5,915,000	5,915,000
Prairie Walk Property	Principal and interest(3)	January 1, 2019	3.74%	3,965,000	3,965,000
EBT Lofts Property	Principal and interest(3)	January 1, 2019	3.82%	5,590,000	5,590,000
Windsor on the River Property	Interest only	May 1, 2042	Variable(4)(5)	23,500,000
Renaissance Property	Interest only	March 1, 2013	LIBOR + 4.55%	7,000,000
Spring Creek Property(6)	Principal and interest	February 1, 2018	4.88%	14,315,882
Montclair Parc Property	Principal and interest	May 1, 2019	3.70%	24,879,922
Sonoma Grande Property	Principal and interest(7)	June 1, 2019	3.31%	22,540,000
Estancia Property(8)(9)	Interest only	October 1, 2017	5.94%	22,293,493
Montelena Property(10)	Principal and interest(11)	August 1, 2018	4.82%	12,854,387
Hilliard Park Property	Principal and interest(3)	October 1, 2022	3.62%	13,860,000
Hilliard Summit Property	Principal and interest(3)	October 1, 2022	3.56%	16,800,000
				$207,914,276	$47,973,049
_____________________________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

(2)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(3)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(4)
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

(5)	The Company entered into an interest rate cap, which limits the SIFMA portion of the interest rate to 3% through January 31, 2017 and 5% through January 31, 2019.

(6)
The principal balance at September 30, 2012 includes the unamortized portion of the debt premium of $541,861. During the three and nine months ended September 30, 2012, the Company recorded amortization of debt premiums of $25,357 and $56,985 as an offset to interest expense in the accompanying consolidated statements of operations.

(7)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(8)
The principal balance at September 30, 2012 includes the unamortized portion of the debt premium of $1,793,493. During the three and nine months ended September 30, 2012, the Company recorded amortization of debt premiums of $89,774 and $91,769 as an offset to interest expense in the accompanying consolidated statements of operations.

(9)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(10)
The principal balance at September 30, 2012 includes the unamortized portion of the debt premium of $854,388. During the three and nine months ended September 30, 2012, the Company recorded amortization of debt premiums of $31,870 and $31,870 as an offset to interest expense in the accompanying consolidated statements of operations.

(11)	A monthly payment of interest only is due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

The following is a summary of the Company's aggregate maturities as of September 30, 2012:

		Remainder of 2012	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2013	2014	2015	2016	Thereafter
Principal payments on outstanding debt obligations(1)	$207,914,276	$544,913	$14,310,501	$3,156,893	$3,483,760	$3,583,437	$182,834,772
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2012 and December 31, 2011, the Company was in compliance with all financial debt covenants.
Interest expense of $555,264 and $135,317 was payable as of September 30, 2012 and December 31, 2011, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Common Stock
The shares of the Company's common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of September 30, 2012, the Company had issued 18,069,378 shares of common stock in its Private Offering and Public Offering for offering proceeds of $152,467,229, net of offering costs of $26,787,466. These offering costs primarily consist of selling commissions and dealer manager fees. As of September 30, 2012, the Company also had issued 246,033 shares of common stock pursuant to the DRP for total proceeds of $2,337,249. Offering proceeds include $978,566 and $505,951 of amounts receivable from the Company’s transfer agent as of September 30, 2012 and December 31, 2011, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the nine months ended September 30, 2012, 7,500 shares of restricted common stock were granted to the Company's independent directors pursuant to the Company's independent directors' compensation plan at a fair value of $9.10 per share in connection with their re-election to the board of directors at the Company's annual meeting. During the year ended December 31, 2011, the Company granted 7,500 shares of restricted common stock to its independent directors pursuant to the Company's independent directors' compensation plan at a fair value of $9.10 per share in connection with their re-election to the board of directors at the Company's annual meeting and 5,000 shares of restricted common stock to one of its then independent directors at a fair value of $9.10 per share in connection with her initial election to the board of directors. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors pursuant to the Company's independent directors' compensation plan at a fair value of $8.55 per share in connection with the Company raising $2,000,000 in the Private Offering. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $30,622 and $50,005 for the three and nine months ended September 30, 2012 and $27,464 and $43,496 for the three and nine months ended September 30, 2011, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.69 years as of September 30, 2012.
For each of the three and nine months ended September 30, 2012, the Company issued zero shares of restricted common stock, in lieu of cash compensation, and therefore $0 of compensation expense is included in general and administrative expenses for independent director compensation of common stock in lieu of cash compensation. For the three and nine months ended September 30, 2011, the Company issued 893 and 2,679 shares, respectively, of common stock to an independent director as compensation, in lieu of cash compensation, at a weighted average fair value of $9.10 per share. Included in general and administrative expenses is $8,125 and $24,375 of compensation expense for independent director compensation of common stock in lieu of cash compensation for the three and nine months ended September 30, 2011, respectively.
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
September 30, 2012
(unaudited)

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2012 and December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company's common stock are issued pursuant to the DRP at a price of $9.73 per share or 95% of the new offering price of $10.24 per share. The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock in the Public Offering and other factors that the Company’s board of directors deems relevant.
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
September 30, 2012
(unaudited)

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
Under the share repurchase plan, prior to the completion of the Offering Stage (as defined below), the purchase price for shares repurchased by the Company under the plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability	Average Issue Price for Shares(2)
_____________________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
During the offering the shares will be redeemed at, or at a discount to, the purchase price. The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Notwithstanding the foregoing, following the completion of the Offering Stage, shares of the Company’s common stock will be repurchased at a price equal to a price based upon the Company’s most recently established estimated value per share, which the Company will publicly disclose every six months beginning no later than six months following the completion of the Offering Stage based on periodic valuations by independent third party appraisers and qualified independent valuation experts selected by the Advisor. The “Offering Stage” will be considered complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Public Offering or follow-on public equity offerings, provided the Company has not filed a registration statement for a follow-on public equity offering as of such date.
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time upon 30 days' notice if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. The share repurchase plan will terminate if the shares of the Company’s common stock are listed on a national securities exchange. During the three and nine months ended September 30, 2012, the Company redeemed a total of 9,387 and 40,275 shares with a total redemption value of $88,012 and $380,732 and received requests for the redemption of 8,458 and 21,101 shares with a total redemption value of $81,012 and $206,145, respectively.
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2012, the Company reclassified $828,319 and $1,735,741, respectively, and for the three and nine months ended September 30, 2011, the Company reclassified $156,006 and $318,701, respectively, from permanent equity to temporary equity, which is included as redeemable common

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of September 30, 2012 and December 31, 2011, $1,507,426 and $680,359, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
Distributions Declared
Distributions declared to date (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month, and (3) are calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Distributions declared for the three and nine months ended September 30, 2012 were $2,422,753 and $4,925,474, including $1,024,222 and $2,063,297, or 107,813 shares and 217,189 shares, respectively, of common stock attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2011 were $442,789 and $987,837, including $174,707 and $382,323, or 18,390 shares and 40,244 shares, respectively, of common stock attributable to the DRP.
As of September 30, 2012 and December 31, 2011, $1,010,158 and $254,592 distributions declared were payable, which included $426,920 and $101,440 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the three and nine months ended September 30, 2012, the Company paid cash distributions of $1,133,942 and $2,432,092, which related to distributions declared for each day in the period from June 1, 2012 through August 31, 2012 and December 1, 2011 through August 31, 2012, respectively. Additionally, for the three and nine months ended September 30, 2012, 87,414 and 182,929 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $830,430 and $1,737,817, respectively. For the three and nine months ended September 30, 2012, the Company paid total distributions of $1,964,372 and $4,169,909.
For the three and nine months ended September 30, 2011, the Company paid cash distributions of $238,089 and $546,871, which related to distributions declared for each day in the period from June 1, 2011 through August 31, 2011 and December 1, 2010 through August 31, 2011, respectively. Additionally, for the three and nine months ended September 30, 2011, 16,422 and 35,982 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $156,007 and $341,829, respectively. For the three and nine months ended September 30, 2011, the Company paid total distributions of $394,096 and $888,700.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$536,703	$81,123	$1,106,158	$161,493
Acquisition fees(1)	1,891,563	212,526	5,141,503	575,209
Acquisition expenses(2)	233,819	39,512	667,078	174,572
Property management
Fees(1)	270,683	62,049	589,551	131,680
Reimbursement of onsite personnel(3)	863,593	199,034	1,814,238	414,112
Other fees(1)	91,444	—	91,444	—
Other operating expenses(4)	263,498	—	1,211,683	—
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	4,513,646	477,870	7,483,880	969,427
Selling commissions	4,707,202	550,681	8,052,738	1,084,953
Dealer management fees	2,772,002	306,058	4,678,637	619,080
	$16,144,153	$1,928,853	$30,836,910	$4,130,526
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

(2)	Included in other acquisition costs in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Amounts attributable to the Advisor and its affiliates paid during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Paid During the		Paid During the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees	$159,173	$44,604	$159,173	$44,604
Acquisition fees	2,112,928	443,627	5,285,039	666,269
Acquisition expenses	224,876	62,372	739,198	197,618
Property management
Fees	194,969	54,636	462,757	115,139
Reimbursement of onsite personnel	863,898	202,923	1,744,333	393,792
Other fees	75,799	—	75,799	—
Other operating expenses	116,160	—	1,252,102	—
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	4,534,656	486,415	7,563,697	976,643
Selling commissions	4,707,202	550,681	8,052,738	1,084,953
Dealer management fees	2,772,002	306,058	4,678,637	619,080
Due to (from) affiliates
Due from Advisor	—	—	—	(53,353)
	$15,761,663	$2,151,316	$30,013,473	$4,044,745

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of September 30, 2012 and December 31, 2011 are as follows:

	Payable as of
	September 30, 2012	December 31, 2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,193,209	$246,224
Acquisition fees(2)	538,403	681,939
Acquisition expenses	35,807	107,927
Property management
Fees	150,996	24,202
Reimbursement of onsite personnel	116,218	46,313
Other fees	15,645	—
Other operating expenses	147,338	187,757
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	11,886	91,703
Due to affiliates, net	$2,209,502	$1,386,065
_____________________________

(1)
Investment management fees earned by the Advisor totaling $969,023 and $246,224 were deferred as of September 30, 2012 and December 31, 2011, respectively, pursuant to the terms of the Advisory Agreement. The remaining investment management fees of $224,186 and $0 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

(2)
Acquisition fees earned by the Advisor totaling $538,403 and $434,135 were deferred as of September 30, 2012 and December 31, 2011, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $0 and $247,804 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company in connection with the Public Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds raised in the completed Public Offering.
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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2012 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$179,254,695	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$26,888,204	15.00%

O&O expenses recorded
Sales commissions paid	$10,664,061	5.95%
Broker dealer fees paid	6,193,059	3.45%
Private offering costs reimbursements	423,707	0.24%
Public offering costs reimbursements	9,506,639	5.30%
Organizational costs reimbursements	100,738	0.06%
Total O&O costs recorded by the Company	$26,888,204	15.00%

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

As of September 30, 2012 and December 31, 2011, the Advisor had incurred $33,245,845 and $14,100,576, respectively, of organizational and offering costs on behalf of the Company, of which $6,357,641 and $7,427,627, respectively, have been deferred as of the applicable date, as follows:

	Incurred through December 31, 2011	Amounts Recognized	Amounts Deferred as of December 31, 2011	Incurred for the Nine Months Ended September 30, 2012	Amounts Recognized	Amounts Deferred as of September 30, 2012	Amounts Recognized Through September 30, 2012
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—	$100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	11,698,119	5,695,562	6,002,557	19,145,269	20,215,255	4,932,571	25,910,817
	$14,100,576	$6,672,949	$7,427,627	$19,145,269	$20,215,255	$6,357,641	$26,888,204
Organization costs are expensed as incurred. From inception through September 30, 2012, the Company incurred $100,738 of organizational costs on the Company's behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and nine months ended September 30, 2012 and 2011.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and nine months ended September 30, 2012 and 2011, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through September 30, 2012, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors.
For the three and nine months ended September 30, 2012, the Advisor incurred $9,364,416 and $19,145,269, and the Company reimbursed the Advisor $11,992,850 and $20,215,255, respectively, of offering costs related to the Public Offering. For the three and nine months ended September 30, 2011, the Advisor incurred $1,721,853 and $4,198,028, and the Company reimbursed the Advisor $1,334,607 and $2,673,459, respectively, of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $30,843,388 from inception through September 30, 2012, of which $4,932,571 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $26,888,204 for organization and offering costs incurred from inception through September 30, 2012, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $876,649 and reimbursements of Public Offering costs of $25,910,817. The Company accrued $11,886 and $91,703 for the reimbursement of offering costs in the financial statements as of September 30, 2012 and December 31, 2011, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended September 30, 2012 and the year ended December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

in accordance with the Advisory Agreement, $969,023 and $246,224 of investment management fees the Company was obligated to pay the Advisor had been deferred as of September 30, 2012 and December 31, 2011, respectively.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. Acquisition fees of $0 and $247,804 were due and payable and included in due to affiliates in the accompanying balance sheets at September 30, 2012 and December 31, 2011, respectively. During the three months ended September 30, 2012 and the year ended December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $538,403 and $434,135 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of September 30, 2012 and December 31, 2011, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three and nine months ended September 30, 2012, the Advisor incurred $233,819 and $667,078 of direct acquisition costs and the Company paid $305,034 and $1,027,496 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties except the EBT Lofts, which is managed by an unaffiliated third-party management company, and Sycamore Terrace, which is currently jointly managed by the Property Manager and an unaffiliated third-party management company. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 3.0% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the three and nine months ended September 30, 2012, the Company incurred $270,683 and $589,551, respectively, of property management fees, of which $194,969 and $462,757 was paid to the Property Manager. For the three

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

and nine months ended September 30, 2011, the Company incurred $62,049 and $131,680, respectively, of property management fees, of which $54,636 and $115,139 was paid to the Property Manager. Property management fees totaling $150,996 and $24,202 were payable to the Property Manager at September 30, 2012 and December 31, 2011, respectively. Additionally, for the three and nine months ended September 30, 2012, the Company incurred $91,444 and $91,444, respectively, of other fees, of which $75,799 and $75,799 was paid to the Property Manager. The Company did not incur other fees in connection with the Property Management Agreements during the three and nine months ended September 30, 2011. Other fees totaling $15,645 and $0 were payable to the Property Manager at September 30, 2012 and December 31, 2011, respectively.
In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three and nine months ended September 30, 2012, the Company incurred $863,593 and $1,814,238 of salaries and related benefits of on-site property management employees, of which $863,898 and $1,744,333 was paid to the Property Manager. For the three and nine months ended September 30, 2011, the Company incurred $199,034 and $414,112 of salaries and related benefits of on-site property management employees, of which $202,923 and $393,792 was paid to the Property Manager. Property management expenses totaling $116,218 and $46,313 were payable to the Property Manager at September 30, 2012 and December 31, 2011, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which was subsequently amended on December 21, 2011. Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of the Advisory Agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), the Company’s total operating expenses as of March 31, 2011 exceeded the 2%/25% Limitation, measured for the Company’s entire operating history through June 30, 2012, then the Advisor would be required to reimburse the Company for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). As of June 30, 2012, the Company's total operating expenses as of March 31, 2011 did not exceed the 2%/25% Limitation; therefore, no amount was due from the Advisor. In connection with the Reimbursement Agreement, the Advisor agreed to pay all of the operating expenses of the Company beginning April 1, 2011, until such time as the Company’s cumulative operating expenses are below the cumulative 2%/25% Limitation. As of September 30, 2012, the Company's cumulative operating expenses were below the cumulative 2%/25% Limitation.
The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three and nine months ended September 30, 2012 and 2011, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from May 4, 2009 (Inception) to September 30, 2012
	2012	2011	2012	2011
General and administrative expenses recognized by the Company	$730,332	$32,398	$2,094,725	$570,834	$3,962,986
General and administrative expenses incurred by the Advisor on behalf of the Company (and not recognized by the Company)	—	400,815	—	400,815	1,123,107
Allocable share of Advisor's overhead incurred on behalf of the Company (and not recognized by the Company)	—	276,578	—	436,699	1,448,803
	$730,332	$709,791	$2,094,725	$1,408,348	$6,534,896
For the three and nine months ended September 30, 2012, the Advisor and its affiliates incurred $263,498 and $1,211,683 of the Company's operating expenses, including the allocable share of Advisor's overhead expenses of $212,315 and $711,412, none of which were in excess of the 2%/25% Limitation. For the three and nine months ended September 30, 2011, the Advisor and its affiliates incurred $677,393 and $837,514 of the Company’s operating expenses in excess of the 2%/25% Limitation, consisting of general and administrative expenses of $400,815 and $400,815, respectively, and the Company's allocable share of Advisor's overhead expenses reimbursable by the Company of $276,578 and $436,699, respectively. From inception through September 30, 2012, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910. These excess amounts have not been recognized by the Company nor are the amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of September 30, 2012, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2012.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer to defray the marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three and nine months ended September 30, 2012, the Company paid selling commissions of $4,707,202 and $8,052,738 and dealer manager fees of $2,772,002 and $4,678,637, respectively. For the three and nine months ended September 30, 2011, the Company paid selling commissions of $550,681 and $1,084,953 and dealer manager fees of $306,058 and $619,080, respectively.
8. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of September 30, 2012 and December 31, 2011, except those awards granted to the independent directors as described below.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company's board of directors. On October 23, 2011, one of the independent directors resigned from the Company's board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. On August 8, 2012, the Company granted each of the then three independent directors 2,500 shares of restricted stock upon re-election to the Company's board of directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors had elected to receive 50% of director compensation in stock through December 31, 2011. The Company recorded stock-based compensation expense of $30,622 and $50,005 for the three and nine months ended September 30, 2012 and $35,589 and $67,871 for the three and nine months ended September 30, 2011, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Louisville, Kentucky, Kansas City, Missouri, Columbus, Ohio and Tulsa, Oklahoma apartment markets. Any adverse economic or real estate developments in these markets, or the greater midwest region of the United States, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

10. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. As of September 30, 2012, the Company had one interest rate cap with a notional amount of $23,500,000. The following table provides the terms of the Company's interest rate derivative instruments that were in effect at September 30, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Fixed Rate
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.19%	3.00%
The interest rate cap is not designated, nor does it qualify as, a cash flow hedge. Accordingly, the Company records any changes in the fair value of the interest rate cap in interest expense. The change in the fair value of the interest rate cap agreement for the three and nine months ended September 30, 2012 resulted in an unrealized loss of $65,987 and $171,320, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. The Company acquired five properties during the three months ended September 30, 2012 and eleven properties during the nine months ended September 30, 2012. These properties contributed $942,250 of revenues and $396,061 of net loss, including $556,909 of depreciation and amortization, to the Company's results of operations from the date of acquisition to September 30, 2012. The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$9,735,241	$9,519,817	$29,205,722	$28,559,451
Net loss	$(1,635,664)	$(4,861,231)	$(4,906,991)	$(14,583,693)
Basic and diluted net loss per common share	$(0.09)	$(0.27)	$(0.27)	$(0.80)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and nine months ended September 30, 2012 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2011 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

12. Subsequent Events
Distributions Paid
On October 1, 2012, the Company paid distributions of $1,010,158, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012 and consisted of cash distributions paid in the amount of $583,238 and $426,920 in shares issued pursuant to the DRP.
On November 1, 2012, the Company paid distributions of $1,159,824, which related to distributions declared for each day in the period from October 1, 2012 through October 31, 2012 and consisted of cash distributions paid in the amount of $668,480 and $491,344 in shares issued pursuant to the DRP.
Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of November 9, 2012, the Company had sold 19,615,752 shares of common stock in the Public Offering for gross proceeds of $195,510,641, including 340,889 shares of common stock issued pursuant to the DRP for gross offering proceeds of $3,260,026. Total shares sold as of November 9, 2012 in the Private Offering and Public Offering were 20,236,629 shares representing gross proceeds of $201,203,928, including 340,889 shares of common stock issued pursuant to the DRP for gross offering proceeds of $3,260,026.
Acquisition of the Vantage at San Marcos Apartments
On October 19, 2012, the Company acquired a fee simple interest in the Vantage at San Marcos Apartments located in San Marcos, Texas, through a wholly-owned subsidiary of the Operating Partnership, SIR SM Apartments, LLC (“SIR SM Apartments”), for an aggregate purchase price of $21,850,000. The Company subsequently initiated the process to rename the Vantage at San Marcos Apartments to Springmarc Apartments (the “Springmarc Property”). The Company financed the payment of the purchase price for the Springmarc Property with proceeds from the Public Offering. The Springmarc Property consists of 12 three-story buildings and contains 240 units consisting of 96 one-bedroom apartments, 96 two-bedroom apartments and 48 three-bedroom apartments. The apartments range in size from 597 to 1,150 square feet and average 880 square feet. Apartment amenities include laminate wood floors, well equipped kitchens, patio or balcony decks with individual storage, washer and dryer connections and ceiling fans. Property amenities include an internet cafe, an executive business center, a 24-hour fitness center, a resort-style swimming pool and premium carport parking. An acquisition fee of approximately $440,000 was earned by the Advisor in connection with the acquisition of the Springmarc Property.
On October 30, 2012, SIR SM Apartments obtained mortgage financing on the Springmarc Property in the aggregate principal amount of $15,470,000 from PNC Bank, National Association (“PNC”) subject to the Federal Home Loan Mortgage Corporation (Freddie Mac) Multifamily Seller/Servicer Guide (the “Springmarc Loan,). The Springmarc Loan has a maturity date of November 1, 2019. SIR SM Apartments paid a loan origination fee of $123,760 to PNC in connection with the Springmarc Loan. Interest on the outstanding principal balance of the Springmarc Loan accrues at a fixed rate of 3.69% per annum. In connection with the Springmarc Loan, the Company has absolutely, unconditionally and irrevocably guaranteed to PNC the full and prompt payment and performance when due of all amounts, obligations and liabilities for which SIR SM Apartments is personally liable under the Springmarc Loan.
An Increase in the Number of Directors Serving on the Company's Board of Directors and Changes to the Company's Audit and Investment Committees
On September 17, 2012, the Company's board of directors increased the authorized number of directors constituting the board of directors from five to seven, effective as of October 1, 2012. In order to fill the vacancies on the board of directors created by the increase in the authorized number of directors, the Company's board of directors elected Dr. Kerry Dean Vandell

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

and Mr. Ned Brines to serve as independent directors on the Company's board of directors. Dr. Vandell and Mr. Brines will each serve as a director until the Company's next annual meeting of stockholders and until each of their successors is elected and duly qualified. The Company's board of directors also appointed Dr. Vandell to serve as a member of the audit committee, effective October 1, 2012, in order to fill the vacancy on the audit committee created by Ms. Neyland’s resignation from the audit committee (discussed below). Dr. Vandell will also serve as the chairman of the audit committee and has been designated as the audit committee’s financial expert. The Company's board of directors appointed Mr. Brines to serve as a member of the investment committee effective October 1, 2012.
Grant of Restricted Stock
Pursuant to the Company's independent directors’ compensation plan, the Company granted 5,000 shares of restricted common stock to each of Dr. Vandell and Mr. Brines on October 1, 2012 in connection with each of their initial elections to the Company's board of directors.
Changes to the Company's Management and the Management of Advisor
On September 17, 2012, the Company's board of directors appointed Ella Shaw Neyland as the Company's President, effective as of October 1, 2012. Upon assuming her role as President, Ms. Neyland is no longer considered an independent director under the Charter. As a result, Ms. Neyland resigned from the Company's audit committee, effective October 1, 2012, but Ms. Neyland continues to serve as a member of the Company's board of directors as a non-independent director. The Company's board of directors appointed Ms. Neyland to serve as a member of the investment committee, effective as of October 1, 2012.
Rodney F. Emery, the Company's Chief Executive Officer and President, resigned from the office of President, effective October 1, 2012, to allow Ms. Neyland to assume the role of President. Mr. Emery remains Chief Executive Officer.
On September 17, 2012, Ms. Neyland was also appointed as President of Advisor, effective as of October 1, 2012.

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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We also registered up to 15,789,474 shares of common stock for sale pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. As of September 30, 2012, we had sold 17,678,132 shares of common stock in our initial public offering for gross offering proceeds of $175,747,619, including 246,033 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $2,337,249.
On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. In determining an estimated value per share of our common stock, our board of directors relied upon information provided in a report prepared by our advisor as well as its experience with, and knowledge about, the real estate portfolio of 11 multifamily properties that we owned as of March 31, 2012. As a result of the determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of our shares of common stock in our ongoing public offering increased from a price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new offering price. Effective September 10, 2012, our board of directors increased the amount of distributions paid on each share of our common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

based on the new offering price of $10.24 per share. For additional information on the methodology used by our board of directors to determine our estimated value per share of our common stock, see our Current Report on Form 8-K filed with the SEC on July 13, 2012. See also “Risk Factors — Our board of directors determined an estimated value per share of $10.24 for our shares of common stock as of March 31, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision” in Part II – Item 1A of this Quarterly Report on Form 10-Q.
Our board of directors may again, in its sole discretion, change the price at which we offer shares to the public in the initial public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant.
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
As of September 30, 2012, we owned 19 multifamily properties located within the greater midwest and southern geographic regions. Our property portfolio consists of an aggregate of 4,102 multifamily units. The Lincoln Tower Apartments also includes approximately 9,000 square feet of commercial office space. The cost of our real estate portfolio was $324,061,000, exclusive of closing costs. At September 30, 2012, our portfolio was approximately 96.3% leased.
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
Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares of our common stock, we transfer substantially all of the net proceeds of our offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third Quarter Real Estate Acquisitions
On July 13, 2012, we acquired a fee simple interest in the Montelena Apartments located in Round Rock, Texas, for an aggregate purchase price of approximately $18,350,000, exclusive of closing costs. We financed the payment of the purchase price for the Montelena Apartments with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $12,000,000 from a financial institution.
On August 30, 2012, we acquired a fee simple interest in the Valley Farms Apartments located in Louisville, Kentucky, for an aggregate purchase price of approximately $15,100,000, exclusive of closing costs. We financed the payment of the purchase price for the Valley Farms Apartments with proceeds from our initial public offering.
On September 11, 2012, we acquired 100% of the membership interests in the entity that owned a fee simple interest in the Hilliard Park Apartments located in Columbus, Ohio, for an aggregate purchase price of approximately $19,800,000, exclusive of closing costs. We financed the payment of the purchase price for the Hilliard Park Apartments with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $13,860,000 from a financial institution.
On September 20, 2012, we acquired a fee simple interest in the Sycamore Terrace Apartments located in Terre Haute, Indiana, for an aggregate purchase price of approximately $16,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Sycamore Terrace Apartments with proceeds from our initial public offering.
On September 28, 2012, we acquired 100% of the membership interests in the entity that owned a fee simple interest in the Hilliard Summit Apartments located in Columbus, Ohio, for an aggregate purchase price of approximately $24,100,000, exclusive of closing costs. We financed the payment of the purchase price for the Hilliard Summit Apartments with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $16,800,000 from a financial institution.
Recent Real Estate Acquisition
On October 19, 2012, we acquired a fee simple interest in the Vantage at San Marcos Apartments, or the Springmarc property, located in San Marcos, Texas for an aggregate purchase price of approximately $21,850,000, exclusive of closing costs. We financed the payment of the purchase price for the Springmarc property with proceeds from our initial public offering.
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
We are obligated to reimburse our advisor, the dealer manager, or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor would be obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and offering costs incurred by us in our initial public offering exceed 15% of the gross offering proceeds of our completed initial public offering. Any reimbursement of expense paid to our advisor will not exceed actual expenses incurred by our advisor.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2012 and December 31, 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2011 and 2010.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage (defined below). If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of September 30, 2012, we had deferred $1,507,426 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $283,752 during the three months ended September 30, 2012 as adjusted funds from operations did not exceed the total distributions paid for the quarter.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.
The distributions paid during each of the last five fiscal quarters ended September 30, 2012, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Distributions paid in cash	$1,133,942	$784,467	$513,683	$340,601	$238,089
Distributions reinvested	830,430	555,490	351,897	220,518	156,007
Total distributions	$1,964,372	$1,339,957	$865,580	$561,119	$394,096

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three and nine months ended September 30, 2012 our net loss was $4,963,149 and $13,136,256, we had negative FFO of $815,783 and $3,664,557 and net cash used in operations of $1,091,774 and $954,358. As of September 30, 2012, we have funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with proceeds of our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2012, we had not entered into any leases as a lessee.
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
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assets, though we may exceed this limit under certain circumstances. As of September 30, 2012, our borrowings were not in excess of 300% of the value of our net assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager for our initial public offering. During our organization and offering stage, these payments include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us following the termination of our initial public offering to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of our completed initial public offering. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. On October 22, 2012, we entered into a revolving line of credit facility with PNC Bank, National Association for an amount up to $5,000,000, all of which remains available. As of September 30, 2012, we had not identified any additional sources for these types of financings; however, we continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of September 30, 2012, we owned 19 multifamily properties. During the nine months ended September 30, 2012, net cash used in operating activities was $954,358 compared to net cash used in operating activities of $591,675 for the nine months ended September 30, 2011. The increase in net cash used in operating activities is primarily due to increased cash reserves for property taxes, interest and insurance associated with the 14 additional multifamily properties acquired subsequent to the third quarter of 2011. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2012, net cash used in investing activities was $187,091,246 compared to net cash used in investing activities of $28,511,684 during the nine months ended September 30, 2011. The increase in net cash used in investing activities was primarily due to the acquisition of 11 multifamily properties during the nine months ended September 30, 2012, compared to three property acquisitions during the nine months ended September 30, 2011.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the nine months ended September 30, 2012, net cash provided by financing activities was $196,830,385 compared to net cash provided by financing activities of $35,285,982 during the nine months ended September 30, 2011. Net cash provided by financing activities during the nine months ended September 30, 2012 consisted of the following:

•
$114,082,320 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $12,731,375 and (2) the reimbursement of other offering costs to affiliates in the amount of $7,563,697;

•	$85,560,889 of proceeds from the issuance or assumption of notes payable, net of deferred financing costs in the amount of $1,313,656 and principal payments of $7,126,455;

•	$380,732 of cash paid for the redemption of common stock; and

•	$2,432,092 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,737,817.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 60% – 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2012, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2012, we had notes payable in the principal amount of $207,914,276. The following is a summary of our contractual obligations as of September 30, 2012:

			Payments Due During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter
Interest payments on outstanding debt obligations(1)	$47,658,664	$2,135,653	$8,037,575	$7,634,948	$7,582,013	$7,490,015	$14,778,460
Principal payments on outstanding debt obligations(2)	$207,914,276	$544,913	$14,310,501	$3,156,893	$3,483,760	$3,583,437	$182,834,772
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2012. We incurred interest expense of $1,800,346 and $3,887,837 during the three and nine months ended September 30, 2012, including amortization of deferred financing costs totaling $79,132 and $182,692, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of September 30, 2012, we owned 19 multifamily properties compared to owning only five multifamily properties at September 30, 2011. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2012 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
The following table summarizes the consolidated results of operations for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	Change $	Change %
Total revenues	$8,617,549	$1,777,486	$6,840,063	385%
Operating expenses	2,547,385	654,231	1,893,154	289%
Real estate taxes and insurance	1,026,023	321,444	704,579	219%
Fees to affiliates	2,790,393	355,698	2,434,695	684%
Depreciation and amortization	4,147,366	629,085	3,518,281	559%
Interest expense	1,800,346	375,346	1,425,000	380%
General and administrative expenses	730,332	32,398	697,934	2,154%
Other acquisition costs	538,853	140,241	398,612	284%
Net loss	$(4,963,149)	$(730,957)	$(4,232,192)	579%

NOI(1)	$4,682,014	$739,762	$3,942,252	533%
FFO(2)	$(815,783)	$(101,872)	$(713,911)	(701)%
MFFO(2)	$1,680,620	$250,895	$1,429,725	570%
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the three months ended September 30, 2012, we had a net loss of $4,963,149 compared to a net loss of $730,957 for the three months ended September 30, 2011. The increase in net loss of $4,232,192 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,893,154, the increase in fees to affiliates of $2,434,695, the increase in depreciation and amortization expense of $3,518,281, the increase in interest expense of $1,425,000 and the increase in other acquisition costs of $398,612, partially offset by the increase in total revenues of $6,840,063. The increase in these expenses was due primarily to the increase in our property portfolio from five properties at September 30, 2011 to 19 properties at September 30, 2012.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2012 were $8,617,549 compared to $1,777,486 for the three months ended September 30, 2011. The increase of $6,840,063 was primarily due to the fact that we owned 19 multifamily properties as of September 30, 2012 compared to five multifamily properties as of September 30, 2011. Additionally, our total units increased by 3,291 from 811 at September 30, 2011 to 4,102 at September 30, 2012. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses for the three months ended September 30, 2012 were $2,547,385 compared to $654,231 for the three months ended September 30, 2011. The increase of $1,893,154 was primarily due to the fact that we operated 19 multifamily properties as of September 30, 2012 compared to five multifamily properties as of September 30, 2011. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2012 were $1,026,023 compared to $321,444 for the three months ended September 30, 2011. The increase of $704,579 was due to the acquisition of 14 multifamily properties since September 30, 2011 and the continuing operation of the properties owned as of September 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2012 were $2,790,393 compared to $355,698 for the three months ended September 30, 2011. The increase of $2,434,695 was primarily due to acquisition fees earned by our advisor in connection with the acquisition of five multifamily properties, which totaled $1,891,563 for the three months ended September 30, 2012, compared to acquisition fees of $212,526 for the three months ended September 30, 2011. Additionally, the property management and investment management fees paid to our affiliated property manager and our advisor increased for the three months ended September 30, 2012 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2012 were $4,147,366 compared to $629,085 for the three months ended September 30, 2011. The increase of $3,518,281 was primarily due to the net increase in depreciable and amortizable assets of $260,090,343 since September 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the three months ended September 30, 2012 was $1,800,346 compared to $375,346 for the three months ended September 30, 2011. The increase of $1,425,000 was primarily due to the net increase in the notes payable balance of $175,358,231 since September 30, 2011 due to financing incurred in connection with the acquisition of 14 multifamily properties since September 30, 2011. Included in interest expense is the amortization of deferred financing costs of $79,132 and $11,023 for the three months ended September 30, 2012 and 2011. Also included in interest expense is the unrealized loss on derivative instruments of $65,987 and $0 for the three months ended September 30, 2012 and 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended September 30, 2012 were $730,332 compared to $32,398 for the three months ended September 30, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $697,934 was primarily due to increases in legal, audit and other professional fees incurred in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other acquisition costs
Other acquisition costs for the three months ended September 30, 2012 were $538,853 compared to $140,241 for the three months ended September 30, 2011. The increase in acquisition costs related primarily to our acquisition of five multifamily properties during the third quarter of 2012 compared to the acquisition of one multifamily property during the third quarter of 2011. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended
September 30, 2011
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011	Change $	Change %
Total revenues	$18,465,004	$3,733,032	$14,731,972	395%
Operating expenses	5,364,639	1,333,249	4,031,390	302%
Real estate taxes and insurance	2,159,130	533,137	1,625,993	305%
Fees to affiliates	6,928,656	868,382	6,060,274	698%
Depreciation and amortization	9,471,699	1,850,038	7,621,661	412%
Interest expense	3,887,837	759,431	3,128,406	412%
General and administrative expenses	2,094,725	570,834	1,523,891	267%
Other acquisition costs	1,694,574	478,432	1,216,142	254%
Net loss	$(13,136,256)	$(2,660,471)	$(10,475,785)	394%

NOI(1)	$10,260,240	$1,734,966	$8,525,274	491%
FFO(2)	$(3,664,557)	$(810,433)	$(2,854,124)	(352)%
MFFO(2)	$3,342,840	$243,208	$3,099,632	1,274%
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the nine months ended September 30, 2012, we had a net loss of $13,136,256 compared to a net loss of $2,660,471 for the nine months ended September 30, 2011. The increase in net loss of $10,475,785 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $4,031,390, the increase in fees to affiliates of $6,060,274, the increase in depreciation and amortization expense of $7,621,661, the increase in interest expense of $3,128,406, the increase in general and administrative expenses of $1,523,891 and the increase in other acquisition costs of $1,216,142, partially offset by the increase in total revenues of $14,731,972. The increase in these expenses was due primarily to the increase in our property portfolio from five properties at September 30, 2011 to 19 properties at September 30, 2012.
Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2012 were $18,465,004 compared to $3,733,032 for the nine months ended September 30, 2011. The increase of $14,731,972 was primarily due to the fact that we owned 19 multifamily properties as of September 30, 2012 compared to five multifamily properties as of September 30, 2011. Additionally, our total units increased by 3,291 from 811 at September 30, 2011 to 4,102 at September 30, 2012. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating expenses
Operating, maintenance and management expenses for the nine months ended September 30, 2012 were $5,364,639 compared to $1,333,249 for the nine months ended September 30, 2011. The increase of $4,031,390 was primarily due to the fact that we operated 19 multifamily properties as of September 30, 2012 compared to five multifamily properties as of September 30, 2011. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2012 were $2,159,130 compared to $533,137 for the nine months ended September 30, 2011. The increase of $1,625,993 was due to the acquisition of 14 multifamily properties since September 30, 2011 and the continuing operation of the properties owned as of September 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2012 were $6,928,656 compared to $868,382 for the nine months ended September 30, 2011. The increase of $6,060,274 was primarily due to acquisition fees earned by our advisor in connection with the acquisition of 11 multifamily properties that totaled $5,141,503 for the nine months ended September 30, 2012, compared to acquisition fees earned by our advisor in connection with the acquisition of three multifamily properties that totaled $575,209 for the nine months ended September 30, 2011. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the nine months ended September 30, 2012 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2012 were $9,471,699 compared to $1,850,038 for the nine months ended September 30, 2011. The increase of $7,621,661 was primarily due to the net increase in depreciable and amortizable assets of $260,090,343 since September 30, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the nine months ended September 30, 2012 was $3,887,837 compared to $759,431 for the nine months ended September 30, 2011. The increase of $3,128,406 was primarily due to the net increases in the notes payable balance of $175,358,231 since September 30, 2011 due to financing incurred in connection with the acquisition of 14 multifamily properties since September 30, 2011. Included in interest expense is the amortization of deferred financing costs of $182,692 and $19,489 for the nine months ended September 30, 2012 and 2011. Also included in interest expense is the unrealized loss on derivative instruments of $171,320 and $0 for the nine months ended September 30, 2012 and 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the nine months ended September 30, 2012 were $2,094,725 compared to $570,834 for the nine months ended September 30, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,523,891 was primarily due to increases in legal, audit and other professional fees incurred in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Other acquisition costs
Other acquisition costs for the nine months ended September 30, 2012 were $1,694,574 compared to $478,432 for the nine months ended September 30, 2011. The increase in acquisition costs related primarily to our acquisition of 11 multifamily properties during the first nine months of 2012 compared to three acquisitions of multifamily properties during the first nine months of 2011. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2011. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2011. Our same store properties for the third quarter of 2011 and 2012 were the Lincoln Tower Apartments, the Park Place Condominiums, the Arbor Pointe Apartments and the Clarion Park Apartments, collectively referred to as the “same-store properties.”
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011	Change $	Change %
Same-store properties:
Revenues	$1,656,793	$1,641,788	$15,005	1%
Operating expenses	906,023	861,932	44,091	5%
Net operating income	750,770	779,856	(29,086)	(4)%

Non-same-store properties:
Net operating income	3,931,244	(40,094)	3,971,338

Total net operating income(1)	$4,682,014	$739,762	$3,942,252
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended September 30, 2012 was $750,770 compared to $779,856 for the three months ended September 30, 2011. The 4% decrease in same-store net operating income was primarily due to the 1% increase in same-store rental revenues and the 5% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended September 30, 2012 were $1,656,793 compared to $1,641,788 for the three months ended September 30, 2011. The 1% increase in same-store revenues was primarily due to the market rent increases at the same-store properties, partially offset by occupancy decreases at the Park Place Condominiums as a result of certain renovation projects currently in progress.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2012 were $906,023 compared to $861,932 for the three months ended September 30, 2011. The 5% increase in same-store operating expenses was primarily due to increased personnel costs at the Clarion Park Apartments during the three months ended September 30, 2012 as well as certain additional training and benefit administration fees incurred at the same store properties during the three months ended September 30, 2012 that were not incurred during three months ended September 30, 2011.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds of the property owner, (2) acquisition costs of the property owner, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (5) general and administrative expenses and other gains and losses that are specific to the property owner. The cost of funds is eliminated from net income (loss) because it is specific to the particular financing capabilities and constraints of the owner. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2012 and 2011 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(4,963,149)	$(730,957)	$(13,136,256)	$(2,660,471)
Fees to affiliates(1)	2,428,266	293,649	6,247,661	736,702
Depreciation and amortization	4,147,366	629,085	9,471,699	1,850,038
Interest expense	1,800,346	375,346	3,887,837	759,431
General and administrative expenses	730,332	32,398	2,094,725	570,834
Acquisition costs	538,853	140,241	1,694,574	478,432
Net operating income	$4,682,014	$739,762	$10,260,240	$1,734,966
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2012 excludes property management fees of $270,683 and $589,551 and other fees of $91,444 and $91,444, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2011 excludes property management fees of $62,049 and $131,680 that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2012	2011	2012	2011
Net loss	$(4,963,149)	$(730,957)	$(13,136,256)	$(2,660,471)
Depreciation of real estate assets	2,332,504	354,348	4,809,247	723,953
Amortization of lease-related costs	1,814,862	274,737	4,662,452	1,126,085
FFO	(815,783)	(101,872)	(3,664,557)	(810,433)
Acquisition fees and expenses(1)	2,430,416	352,767	6,836,077	1,053,641
Unrealized loss on derivative instruments	65,987	—	171,320	—
MFFO	$1,680,620	$250,895	$3,342,840	$243,208
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

Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended September 30, 2012, we deferred $283,752 of acquisition and investment management fees earned during the three months ended September 30, 2012. Acquisition fees and investment management fees of $0 and $224,186, respectively, are due and payable as of September 30, 2012 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2012, the fair value of our fixed rate debt was $179,269,005 and the carrying value of our fixed rate debt was $177,414,276. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $30,500,000 of variable rate debt outstanding. Based on interest rates as of September 30, 2012, if interest rates were 100 basis points higher during the 12 months ending September 30, 2013, interest expense on our variable rate debt would increase by $273,458 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2013, interest expense on the variable rate debt would decrease by $52,741.

PART I — FINANCIAL INFORMATION (continued)

At September 30, 2012, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.20% and 2.86%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2012 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2012 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors determined an estimated value per share of $10.24 for our shares of common stock as of March 31, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.
On July 12, 2012, our board of directors determined an estimated value per share of $10.24 for our common stock as of March 31, 2012. We disclose in our filings with the SEC the methodology used to determine the estimated value per share and numerous limitations related to the estimated value per share. Please see our filings with the SEC for a detailed description of the estimated per share valuation methodology and limitations.
Our board of directors' objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA, or under the Employee Retirement Income Security Act, or ERISA, with respect to their respective requirements.
If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. For the year ended December 31, 2011 and the nine months ended September 30, 2012, all distributions paid to our stockholders were funded from offering proceeds from our public offering. To the extent we fund distributions from the net proceeds of this offering, we will have less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations and your overall return may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that

PART II—OTHER INFORMATION (continued)

we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions, but we may determine to use net proceeds of this offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from this offering to fund distributions. All distributions to date have been paid with offering proceeds.
We may also fund such distributions from advances from our advisor or sponsor or the deferral by our advisor of fees payable under the advisory agreement. Our obligation to pay all fees due to the advisor from us pursuant to the advisory agreement will be deferred during our offering stage to provide additional funds to support the payment of distributions to our stockholders to the extent that the distributions we pay during any calendar quarter exceed our adjusted funds from operations (as defined in our advisory agreement) for such calendar quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders invested capital, pro-rated for such quarter. The amount of fees that may be deferred is limited to an aggregate amount of $5 million. To the extent we pay distributions at an annualized rate lower than 7.0%, the amount of fees that are required to be deferred by our advisor could decrease. If we pay distributions at an annualized rate that is greater than 7.0%, our advisor is not required to defer fees for the amount equal to the amount paid in excess of a 7.0% annualized distributions. In each case, the amount of fees that are required to be deferred by our advisor may decrease which would reduce the funds we have available for investments.
In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our earnings and profits generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and nine months ended September 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of September 30, 2012, we had sold 18,315,411 shares of our common stock, including 246,033 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $181,591,944 in the private offering and public offering.
As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock in our public offering increased from a price of $10.00 per share to $10.24 per share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to $9.73 per share.

PART II—OTHER INFORMATION (continued)

From inception through September 30, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$16,404,178	Actual	9.46%
Other organization and offering costs	9,607,377	Actual	5.54%
Total expenses	$26,011,555
Total public offering proceeds (excluding DRP proceeds)	$173,410,370	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual	15.00%
From the commencement of our initial public offering through September 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $149,736,064 including net offering proceeds from our distribution reinvestment plan of $2,337,249. For the period from inception through September 30, 2012, the ratio of the cost of raising capital was approximately 15%.
We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2012, we had used approximately $120,894,060 in offering proceeds to partially fund the acquisition of 19 multifamily properties.
During the three and nine months ended September 30, 2012, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	—	22,874	$9.25	(3)
February 2012	1,500	—	—	(3)
March 2012	3,273	—	—	(3)
April 2012(4)	(2,630)	14	9.35	(3)
May 2012	9,000	8,000	10.00	(3)
June 2012	1,500	—	—	(3)
July 2012	4,758	9,387	9.38	(3)
August 2012	3,700	—	—	(3)
September 2012	—	—	—	(3)
	21,101	40,275
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

PART II—OTHER INFORMATION (continued)

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to our most recently established estimated value per share, as determined by our advisor or another firm chosen for that purpose. As a result of the determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of our shares of common stock in our ongoing public offering will increase from the current price of $10.00 per share to $10.24 per share. We do not currently intend to establish an estimated value per share again until six months following the completion of our offering stage (and every six months thereafter). However, our board of directors may determine to update our estimated value per share before such time in its sole discretion. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our current public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider "public equity offerings" to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interestes in our operating partnership.

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

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between Steadfast Asset Holdings, Inc. and Gary L. Schottenstein and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 4, 2012)

10.2
Assignment and Assumption of Purchase Agreement, dated as of September 11, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 4, 2012)

10.3
Membership Interests Assignment and Assumption, made and entered into effective as of September 11, 2012, by and between Gary L. Schottenstein and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 4, 2012)

10.4
Property Management Agreement, made and entered into as of September 11, 2012, by and between Steadfast Management Company, Inc. and Hilliard Park Partners, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed October 4, 2012)

10.5
Multifamily Note, effective as of September 28, 2012, by Hilliard Park Partners, L.L.C. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed October 4, 2012)

10.6
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Park Partners, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed October 4, 2012)

10.7
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed October 4, 2012)

10.8
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed October 4, 2012)

PART II—OTHER INFORMATION (continued)

10.9
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed October 4, 2012)

10.10
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., Steadfast Asset Holdings, Inc., and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed October 4, 2012)

10.11
Assignment and Assumption of Purchase Agreement, dated as of September 28, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed October 4, 2012)

10.12
Membership Interests Assignment and Assumption, made and entered into effective as of September 28, 2012, by and between HMSREG, LLC, CSL Hill Meadows, LTD., and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed October 4, 2012)

10.13
Property Management Agreement, made and entered into as of September 28, 2012, by and between Steadfast Management Company, Inc. and Hilliard Meadows Apartments, LLC (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed October 4, 2012)

10.14
Multifamily Note, effective as of September 28, 2012, by Hilliard Meadows Apartments, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed October 4, 2012)

10.15
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Meadows Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed October 4, 2012)

10.16
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed October 4, 2012)

10.17
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company's Form 8-K filed October 4, 2012)

10.18
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed October 4, 2012)

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

PART II—OTHER INFORMATION (continued)

101.PRE XBRL Presentation Linkbase Document (Furnished herewith)
101.DEF XBRL Definition Linkbase Document (Furnished herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date:	November 13, 2012	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 13, 2012	By:	/s/ Kevin J. Keating
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

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between Steadfast Asset Holdings, Inc. and Gary L. Schottenstein and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed October 4, 2012)

10.2
Assignment and Assumption of Purchase Agreement, dated as of September 11, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed October 4, 2012)

10.3
Membership Interests Assignment and Assumption, made and entered into effective as of September 11, 2012, by and between Gary L. Schottenstein and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed October 4, 2012)

10.4
Property Management Agreement, made and entered into as of September 11, 2012, by and between Steadfast Management Company, Inc. and Hilliard Park Partners, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed October 4, 2012)

10.5
Multifamily Note, effective as of September 28, 2012, by Hilliard Park Partners, L.L.C. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed October 4, 2012)

10.6
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Park Partners, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed October 4, 2012)

10.7
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed October 4, 2012)

10.8
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed October 4, 2012)

10.9
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed October 4, 2012)

10.10
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., Steadfast Asset Holdings, Inc., and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed October 4, 2012)

10.11
Assignment and Assumption of Purchase Agreement, dated as of September 28, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed October 4, 2012)

10.12
Membership Interests Assignment and Assumption, made and entered into effective as of September 28, 2012, by and between HMSREG, LLC, CSL Hill Meadows, LTD., and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed October 4, 2012)

10.13
Property Management Agreement, made and entered into as of September 28, 2012, by and between Steadfast Management Company, Inc. and Hilliard Meadows Apartments, LLC (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed October 4, 2012)

10.14
Multifamily Note, effective as of September 28, 2012, by Hilliard Meadows Apartments, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed October 4, 2012)

10.15
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Meadows Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed October 4, 2012)

10.16
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed October 4, 2012)

10.17
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Company's Form 8-K filed October 4, 2012)

10.18
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed October 4, 2012)

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