Form 10-K
period 2012-12-31
Steadfast Income REIT, Inc.
filed 2013-03-27
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Common Stock, $0.01 par value per share

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.24 per share, with discounts available for certain categories of purchasers. There were approximately 10,187,574 shares of common stock held by non-affiliates at June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 22, 2013, there were 27,314,130 shares of the Registrant’s common stock issued and outstanding.

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
 The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on August 11, 2010;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to raise proceeds in our continuous public offering of common stock;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to continue to successfully identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	our ability to secure resident leases at favorable rental rates;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and our affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this annual report. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in

i

the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

ii

PART I

ITEM 1.	BUSINESS
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our ongoing initial public offering to continue to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2012, we owned 30 multifamily properties comprised of a total of 6,690 apartment homes and 8,995 square feet of rentable commercial space. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On July 23, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (subject to certain discounts). We also initially offered up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $9.50 per share (subject to certain discounts). On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our ongoing public offering increased from the initial price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to the distribution reinvestment plan increased from the initial price of $9.50 per share to a price of $9.73 per share, or 95% of the new public offering price of $10.24 per share. Effective September 10, 2012, our board of directors increased the amount of distributions paid on each share of our common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new public offering price of $10.24 per share. Our board of directors may again, in its sole discretion, change the price at which we offer shares of common stock to the public in the public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant. We may reallocate the shares between the public offering and the distribution reinvestment plan.
From the commencement of our public offering on July 19, 2010 to December 31, 2012, we had sold 22,244,340 shares of common stock in our public offering for gross proceeds of $222,327,700, including 393,471 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $3,771,655. Our initial public offering will terminate on the earlier of July 9, 2013 or the date we sell all the shares offered in our primary offering; however, under rules promulgated by the SEC, in some circumstances we may continue the primary offering until as late as January 3, 2014.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325.
We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We have retained Steadfast Capital Markets Group, LLC, or the dealer manager, our affiliate, to serve as the dealer manager for our ongoing public offering. The dealer manager is responsible for marketing our shares of common stock being offered pursuant to our ongoing public offering. The advisor, along with the dealer manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.
Our Structure
The chart below shows the relationships among our company and various affiliates.
________________

(1)
We are the sole general partner of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net offering proceeds to our operating partnership in exchange for partnership interest and our percentage ownership in our operating partnership will increase proportionally.

(2)
Certain officers and employees of Steadfast REIT Investments, LLC, or our sponsor, and its affiliates own profit interests in each of the dealer manager and our advisor that entitles them to a portion of the net profits earned by each such entity after all invested capital and a preferred return on invested capital are distributed to Steadfast REIT Holdings, LLC and Steadfast REIT Investments, LLC, respectively.

(3)
Crossroads Capital Group, LLC’s interest in our sponsor is contingent upon a net increase in book capitalization (as defined in our sponsor’s limited liability company agreement). Steadfast REIT Holdings, LLC, or Steadfast Holdings, owns a 75% interest in our sponsor. For additional information on the ownership of our sponsor, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our Relationships with our Advisor and our Sponsor.”

Objectives and Strategies
Our primary investment objectives are to:

•	preserve, protect and return invested capital;

•	pay attractive and stable cash distributions to stockholders; and

•	realize capital appreciation in the value of our investments over the long term.
We intend to use the net proceeds of our ongoing initial public offering to continue to invest in a diverse portfolio of real estate investments located throughout the United States, primarily in the multifamily sector. We seek to acquire and actively manage stabilized, income-producing and value-added properties, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. We may make these investments directly or through joint ventures, in each case provided that the underlying real estate or real estate-related asset generally meets our criteria for direct investment.
We believe that the recent downturn in the commercial real estate market during the past recession provides an opportunity for us to purchase these types of investment properties at historically low prices during the period in which we will be investing the net proceeds of our public offering, thereby enhancing our ability to realize appreciation on the ultimate disposition of the properties. As a result, we believe that we will be able to identify undervalued investments at attractive capitalization rates in order to realize higher risk-adjusted returns than have been available from commercial real estate properties acquired in recent years. We believe desirable investment opportunities will be more prevalent during this period than historical norms due to the lack of available credit preventing many property owners from refinancing existing debt. We intend to target distressed sellers of properties in which the fundamental attributes of the underlying property remain sound. We also believe that the current credit market conditions provide us with unique opportunities to acquire first mortgage, mezzanine and bridge loans secured by these types of well-performing investment properties at a discount to their par value in order to realize stable income and attractive overall rates of return. We believe that the multifamily sector of the commercial real estate property market presents compelling opportunities for investments that align with our investment objectives due to the supply and demand dynamics expected to arise in that sector during the investment and operational stages of our business.
After we have invested substantially all of the net offering proceeds from our public offering, we expect that multifamily properties will comprise 75% or more of the aggregate cost of our portfolio and a combination of other real estate assets, real estate-related assets and other investment types will not represent more than 25% of the aggregate cost of our portfolio. Our board of directors may revise this targeted portfolio allocation from time to time, or at any time, if it determines that a different portfolio composition is in our stockholders’ best interests.
2012 Highlights
During 2012, we:

•
acquired 22 multifamily properties for an aggregate purchase price of $501,240,000, exclusive of closing costs, increasing our property portfolio to 30 multifamily properties with an aggregate purchase price of $570,808,500;

•
paid cash distributions of $4,375,205 and distributed $3,172,149 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 7.0% annualized distribution to our stockholders; and

•	issued 18,296,622 shares in our initial public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $183,088,632.

Our Real Estate Portfolio
As of December 31, 2012, we owned the 30 multifamily properties described below.

	Property Name	City and State	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(2)
1	Lincoln Tower Apartments(3)	Springfield, Illinois	190	96.8%	$827	8/11/2010	$9,500,000	$8,652,963	9.7%
2	Park Place Condominiums	Des Moines, Iowa	149	88.6%	778	12/22/2010	8,158,500	5,000,000	8.5%
3	Arbor Pointe Apartments	Louisville, Kentucky	130	95.4%	767	5/5/2011	6,500,000	5,087,013	8.6%
4	Clarion Park Apartments	Olathe, Kansas	220	95.5%	683	6/28/2011	11,215,000	8,778,412	8.1%
5	Cooper Creek Village	Louisville, Kentucky	123	95.1%	903	8/24/2011	10,420,000	6,743,782	7.4%
6	Truman Farm Villas	Grandview, Missouri	200	96.5%	653	12/22/2011	9,100,000	5,915,000	8.4%
7	Prairie Walk Apartments	Kansas City, Missouri	128	95.3%	600	12/22/2011	6,100,000	3,965,000	7.9%
8	EBT Lofts	Kansas City, Missouri	102	98.0%	881	12/30/2011	8,575,000	5,590,000	7.4%
9	Windsor on the River	Cedar Rapids, Iowa	424	88.0%	718	1/26/2012	33,000,000	23,500,000	7.0%
10	Renaissance St. Andrews	Louisville, Kentucky	216	93.5%	678	2/17/2012	12,500,000	9,084,000	7.2%
11	Spring Creek of Edmond	Edmond, Oklahoma	252	92.9%	813	3/9/2012	19,350,000	14,236,229	7.6%
12	Montclair Parc Apartments	Oklahoma City, Oklahoma	360	88.6%	903	4/26/2012	35,750,000	24,766,709	7.0%
13	Sonoma Grande Apartments	Tulsa, Oklahoma	336	91.4%	922	5/24/2012	32,200,000	22,540,000	7.1%
14	Estancia Apartments	Tulsa, Oklahoma	294	95.2%	936	6/29/2012	27,900,000	22,203,718	7.2%
15	Montelena Apartments	Round Rock, Texas	232	94.0%	855	7/13/2012	18,350,000	12,817,796	6.9%
16	Valley Farms Apartments	Louisville, Kentucky	160	94.4%	857	8/30/2012	15,100,000	10,400,000	6.8%
17	Hilliard Park Apartments	Columbus, Ohio	201	92.0%	988	9/11/2012	19,800,000	13,860,000	6.7%
18	Sycamore Terrace Apartments	Terre Haute, Indiana	178	95.5%	1,024	9/20/2012	16,500,000	11,550,000	7.8%
19	Hilliard Summit Apartments	Columbus, Ohio	208	93.8%	1,049	9/28/2012	24,100,000	16,800,000	6.6%
20	Springmarc Apartments	San Marcos, Texas	240	88.8%	951	10/19/2012	21,850,000	15,470,000	6.7%
21	Renaissance at St. Andrews Condominiums	Louisville, Kentucky	29	58.6%	766	10/31/2012	1,375,000	—	8.3%
22	Ashley Oaks Apartments	San Antonio, Texas	462	91.1%	720	11/29/2012	30,790,000	21,712,000	6.8%
23	Arrowhead Apartments	Palatine, Illinois	200	96.5%	1,004	11/30/2012	16,750,000	12,562,000	7.0%
24	The Moorings Apartments	Roselle, Illinois	216	97.7%	1,001	11/30/2012	20,250,000	15,187,000	6.9%
25	Forty-57 Apartments	Lexington, Kentucky	436	87.2%	836	12/20/2012	52,500,000	38,500,000	6.0%

	Property Name	City and State	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(2)
26	Keystone Farms Apartments	Nashville, Tennessee	90	97.8%	976	12/28/2012	8,400,000	6,200,000	6.9%
27	Riverford Crossing Apartments	Frankfort, Kentucky	300	92.7%	847	12/28/2012	30,000,000	21,900,000	6.7%
28	South Pointe at Valley Farms(4)	Louisville, Kentucky	32	93.8%	971	12/28/2012	5,275,000	2,275,000	8.7%
29	Montecito Apartments	Austin, Texas	268	91.8%	796	12/31/2012	19,000,000	14,250,000	7.3%
30	Hilliard Grand Apartments	Dublin, Ohio	314	92.0%	1,178	12/31/2012	40,500,000	29,255,766	7.0%
			6,690	92.4%	$863		$570,808,500	$408,802,388	7.1%
________________

(1)	Average monthly rent is based upon the amount of rents actually received from tenants.

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

(3)
The Lincoln Tower Apartments also contains approximately 8,995 rentable square feet of commercial space. As of December 31, 2012, the commercial space at the Lincoln Tower Apartments, which represents approximately 5.1% of the rentable square feet of the Lincoln Tower Apartments, was approximately 95.7% occupied by eight tenants with average remaining lease terms of approximately 1.62 years. The lease terms of the eight tenants occupying the commercial space expire between 2013 and 2016, subject to tenant extension options. The tenants of the commercial space are nonprofit, educational and consulting companies and pay an average annual rent of approximately $16,389, or approximately $15.23 per square foot. In addition, there are two leases relating to cell towers located on the Lincoln Tower Apartments. These leases have approximately 0.81 years remaining and collectively generate approximately $43,980 per year in rent.

(4)
South Pointe at Valley Farms also includes one clubhouse building/leasing office and improved land that is zoned and entitled for an additional 224 apartment homes. The noted capitalization rate for this property solely applies to the operating units and existing structures.

At December 31, 2012, our portfolio was approximately 92.4% occupied and the average monthly rent per leased multifamily home in our portfolio was $863. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 1.62 years.

The following information generally applies to all our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•
we are aware of no plans for any material renovations, improvements or developments with respect to any of our properties except for South Pointe at Valley Farms, for which we have entitlements to construct up to 224 additional residential units; and

•	our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.
Borrowing Policy
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds from our public offering. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2012, our borrowings were not in excess of 300% of the value of our net assets.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.
Competition
We are subject to significant competition in seeking real estate investments and residents. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties both in the immediate vicinity and the geographic market where our multifamily properties are and will be located. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multi-family homes available to rent or buy (caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.

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
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file periodic reports, proxy statements and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K, proxy statements and other filings with the SEC. Access to these filings is free of charge.

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
We commenced our operations on August 11, 2010 with our acquisition of the Lincoln Tower Apartments. We, our sponsor and our advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
We have experienced losses in the past and may experience similar losses in the future.
We incurred a net loss for the years ended December 31, 2012 and 2011. Our losses can be attributed, in part, to depreciation and amortization expenses. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It may therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that may be repurchased each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you should purchase shares of our common stock only as a long-term investment and you must be prepared to hold your shares for an indefinite period of time.
If we are unable to raise substantial funds in our public offering, we will be limited in the number and type of investments we may make, which could negatively impact your investment.
Our public offering is being made on a “best efforts” basis. Therefore, the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock and may choose to emphasize other REIT products over our offering. As of March 22, 2013, we had raised $267,812,851 in gross offering proceeds from our public offering, including $5,539,778 in gross offering proceeds from the distribution reinvestment plan. If we raise substantially less than the maximum offering amount in this offering, we will make fewer investments, resulting in less diversification in terms of the number of investments we own, the geographic regions in which our real properties are located and the types of investments that we make. Further, we may not be able to achieve portfolio diversification consistent with our longer-term investment objectives, increasing the likelihood that any single investment’ s poor performance would materially affect our overall investment performance. We currently face concentration risk with respect to our properties in Columbus, Ohio, Lexington, Kentucky, Tulsa, Oklahoma and Austin, Texas. Our inability to raise substantial funds and make investments would also increase our fixed operating expenses as a percentage of gross income. As of December 31, 2012, our total operating expenses were 0.2% of our average invested assets and 6.3% of our net loss. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
United States and global financial markets have experienced extreme volatility and disruption in recent years. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of real properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Our Investments.”
Recently enacted and potential financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the United States financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. To date, many of the details and much of the impact of the Dodd-Frank Act is not known, and may not be known for some time. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and our financial condition.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2012, of our $570,808,500 of real estate assets, 14.8% was located in the Columbus, Ohio metropolitan area, 14.5% was located in the Lexington, Kentucky metropolitan area, 10.5% was located in the Tulsa, Oklahoma metropolitan area and 10.4% was located in the Austin, Texas metropolitan area. These properties represent approximately 24.3% of our total revenues. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
Our ability to successfully conduct our public offering is dependent, in part, on the ability of the dealer manager to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers.
The dealer manager for our public offering is Steadfast Capital Markets Group, LLC, which we refer to as “Steadfast Capital Markets Group” or our “dealer manager.” Other than serving as dealer manager for our public offering, Steadfast Capital Markets Group has no experience acting as a dealer manager for a public offering. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to hire and retain key employees and to establish, operate and maintain a network of licensed securities broker-dealers and other agents. The success of the dealer manager will be determined in large part by James A. Shepherdson, a manager of the dealer manager, and Philip D. Meserve, manager, president and chief executive officer of the dealer manager, and the loss of such services could harm our ability to raise capital. If the dealer manager is unable to hire qualified employees and build a sufficient network of broker-dealers, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and overall returns may be reduced.
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. For the year ended December 31, 2012, all distributions paid to our stockholders were funded from offering proceeds from our public offering. To the extent we fund distributions from the net proceeds of our public offering, we will have less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations and overall returns may be reduced. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions, but we may determine to use net proceeds of our public offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from our public offering to fund distributions. All distributions to date have been paid with offering proceeds.
We may also fund such distributions from advances from our advisor or sponsor or the deferral by our advisor of fees payable under the advisory agreement. Our obligation to pay all fees due to the advisor from us pursuant to the advisory agreement will be deferred during our offering stage to provide additional funds to support the payment of distributions to our stockholders to the extent that the distributions we pay during any calendar quarter exceed our adjusted funds from operations (as defined in the advisory agreement) for such calendar quarter up to an amount equal to 7.0% cumulative non-compounded annual return on stockholders invested capital, pro-rated for such quarter. The amount of fees that may be deferred is limited to an aggregate amount of $5 million. To the extent we pay distributions at an annualized rate lower than 7.0%, the amount of fees that are required to be deferred by our advisor could decrease. If we pay distributions at an annualized rate that is greater than 7.0%, our advisor is not required to defer fees for the amount equal to the amount paid in excess of a 7.0% annualized distribution. In each case, the amount of fees that are required to be deferred by our advisor may decrease which would reduce the funds we have available for investments.
In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our earnings and profits generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’ s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in the investment programs they are sponsoring.
Our sponsor has invested $200,007 in us in exchange for 22,223 shares of our common stock. Therefore, if we are successful in raising sufficient offering proceeds in our public offering to be able to reimburse our sponsor for our organization and offering expenses, our sponsor will have little exposure to loss in the value of its investment in our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as strong an economic incentive to prevent a decrease in the value of our shares as do those sponsors who make more significant equity investments in the investment programs they are sponsoring.
Effective September 10, 2012, we raised the offering price of shares in our public offering to $10.24 per share from $10.00 per share. The sale of shares in our public offering at a price of $10.00 per share prior to September 10, 2012 resulted in the dilution of existing stockholders’ investments. To the extent that we sell shares at a price below the then-current estimated value per share in the future, our stockholders may experience dilution of their investment.
Our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. Accordingly, our board of directors determined that, effective September 10, 2012, it was appropriate to revise the price at which shares of our common stock are offered in our continuous public offering and under our distribution reinvestment plan to reflect the estimated value per share. Prior to September 10, 2012, we continued to sell shares in our public offering at $10.00 per share and pursuant to our distribution reinvestment plan at a price based on $10.00 per share. When our shares are sold at a price per share below the then-current estimated value per share, the resulting increase in the number of outstanding shares is not accompanied by a proportionate increase in our net assets. As a result, any sale of shares at a price below the then-current estimated value per share results in an immediate dilution to existing stockholders who purchased shares. This dilution includes reduction in the estimated value per share of outstanding shares as a result of the issuance of shares at a price below the then current estimated value per share value and a proportionately greater decrease in existing stockholders’ interest in our earnings and assets for that period. To the extent that we sell shares at a price below the then-current estimated value per share in the future, our stockholders may experience dilution of their investment.
Our board of directors determined an estimated value per share of $10.24 for our shares of common stock as of March 31, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.
On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since March 31, 2012), developments related to individual assets and changes in the real estate and capital markets.
We do not intend to publicly disclose an updated estimated value per share of our common stock until six months following the completion of our offering stage (as defined below). Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our public offering. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our current public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).

Because our charter does not require our listing or liquidation by a specified date, you should only purchase our shares as a long-term investment and be prepared to only hold them for an indefinite period of time.
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
Because a portion of the offering price from the sale of our shares has been and will continue to be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real properties and real estate-related assets. As a result, stockholders will only receive a full return of their invested capital if we either: (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
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
Our share repurchase plan may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares. Prior to the completion of our offering stage, we will repurchase shares of our common stock pursuant to our share repurchase plan at a discount from the current offering price based upon how long such shares have been held. Notwithstanding the foregoing, following the completion of our offering stage, shares of our common stock will be repurchased at a price equal to a price based upon our estimated value per share as of our most recent appraisal.
Our share repurchase plan contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase plan limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate the share repurchase plan at any time upon 30 days notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase plan and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase plan, you may be forced to do so at a discount to the purchase price you paid for your shares.
Our success is dependent on the performance of our advisor and its affiliates.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry. The failure to achieve a sustained economic recovery or renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that our advisor and its affiliates have recently experienced, and would continue to put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.
Additionally, our advisor relies primarily on the fees it receives pursuant to the advisory agreement and capital from our sponsor to fund its operations and liabilities. If our advisor has insufficient cash from operations to meet its obligations under the advisory agreement and is unable to obtain financing, we would be adversely impacted.
If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.
Delays in selecting, acquiring and developing real properties could adversely affect investor returns. Because we are conducting our ongoing initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. If we are unable to access sufficient additional capital, we may suffer from delays locating and acquiring suitable investments.
Events in United States financial markets have had, and may continue to have, a negative impact on the terms and availability of credit and the overall national economy, which could have an adverse effect on our business and our results of operations.
The failure of large United States financial institutions in 2009 and the resulting turmoil in the United States financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit and a further economic downturn. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening of the credit markets may limit our ability to finance the acquisition of properties and other real estate-related assets on favorable terms, if at all, and may result in increased financing costs or financing with increasingly restrictive covenants.
Additionally, decreasing home prices and increasing mortgage defaults have resulted in uncertainty in the real estate and real estate securities and debt markets. The market for new issuances of commercial mortgage-backed securities, or CMBS, has been significantly reduced as a result of the recent turmoil in the financial markets and banks currently are generally providing limited debt financing with more stringent conditions for investments in real estate-related assets. As a result, the valuation of real estate-related assets has been volatile and is likely to continue to be volatile in the future. The volatility in markets may make it more difficult for us to obtain adequate financing or realize gains on our investments which could have an adverse effect on our business and our results of operations.
We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate may be adversely affected.
The net proceeds of our public offering have been and will continue to be used primarily for investments in real properties and real estate-related assets. We may not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
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
Investors in our common stock do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock may increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,999,000 shares are designated as common stock with a par value of $0.01 per share, 100,000,000 shares are designated as preferred stock with a par value of $0.01 per share, and 1,000 shares are designated as convertible stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
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
Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’ s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.
We expect that most of our assets will be held through wholly-owned or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’ s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’ s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.
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
Our ability to achieve our investment objectives is dependent upon the performance of our advisor. Our success depends to a significant degree upon the continued contributions of certain of the key personnel of our advisor, each of whom would be difficult to replace. We currently do not have key man life insurance on any of our advisor’ s personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of any these individuals, our operating results could suffer.
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
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, the amount of proceeds raised in our public offering and our advisor’ s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
In addition, we may compete with affiliates of our advisor for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.
Our advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our sponsor or enter into joint ventures with affiliates of our sponsor. As a result, in any such transaction we may not have the benefit of arm’ s-length negotiations of the type normally conducted between unrelated parties.
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
Risks Related To Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
Our investments in real properties will be subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	changes in supply of or demand for similar properties in an area;

•	increased competition for real property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing;

•	changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

•	the severe curtailment of liquidity for certain real estate-related assets; and

•	rent restrictions due to government program requirements.
All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.
We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of real properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the real properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our real properties decreases, we may be forced to dispose of the properties at a price lower than the price we paid to acquire our properties, which could adversely impact results of our operations and our our ability to make distributions and return capital to our investors.
Real property that experiences significant vacancy could be difficult to sell or re-lease.
Commercial real property may experience a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of the real properties we acquire may have some level of vacancy at the time of closing of our acquisition of the property. Certain other real properties may not be specifically suited to the particular needs of a tenant and may become vacant. There can be no assurances that we will have the funds available to correct defects or make capital improvements necessary to attract replacement tenants. As a result, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

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
Delays we encounter in the selection and acquisition of real properties could adversely affect your returns. In instances in which properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of the construction of a real property. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a real property.
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
Competition from other apartment communities for residents could reduce our profitability and the return on your investment.
The apartment sector is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting residents to their properties.

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
Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.
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
We may acquire apartment communities in locations which experience increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

•	make it more difficult for us to find residents to lease units in our apartment communities;

•	force us to lower our rental prices in order to lease units in our apartment communities; and/or

•	substantially reduce our revenues and cash available for distribution to our stockholders.
Our leases with commercial tenants at some of our properties are expected to be short-term leases, which may result in increased operating expenses if those tenants vacate their space and we are forced to locate new tenants.
A portion of our portfolio of real property investments is comprised of properties with commercial tenants. The leases for these commercial tenants may be short-term leases, ranging from one to five year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term commercial leases at our properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.
Tenant concentrations may decrease the value of our investments.
To the extent we invest in commercial property investments other than multifamily properties, we expect some commercial property will have a few major tenants that lease a significant portion of the property’s leasable space. If any one of these major tenants defaults on its lease, this will reduce the property’s income and overall value. In addition, tenant roll concentration occurs when there are significant leases that terminate in a given year. Tenant concentration creates uncertainty as to the future cash flow of a property or portfolio and often decreases the value a potential purchaser will pay for one or more properties. There is no guarantee that our commercial properties will not have tenant concentration, and if such concentration occurs, it could decrease our ability to pay distributions to our stockholders and the value of your investment.

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
Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases, such as leases at our multifamily properties, will generally provide that we are responsible for the property taxes, or increases therein, while other leases may provide that such taxes are charged to the lessees as an expense related to the real properties that they occupy. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our residents may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.
We will attempt to adequately insure all of our real properties against casualty losses. The nature of the activities at certain properties we may acquire, such as age-restricted communities, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.
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
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.
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
Risks Associated with Real Estate-Related Assets
Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for real estate-related assets and debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
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
Real estate loans in which we intend to invest are secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. Any of these events could have an adverse effect on the operations of the underlying property and ability of a borrower to repay the loan.
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
We may use various investment strategies to hedge interest rate risks with respect to our portfolio of real estate-related assets. The use of interest rate hedging transactions involves certain risks. These risks include: (1) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction; (2) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used; (3) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction; and (4) the possibility that the counterparty fails to honor its obligation. In addition, because we have elected to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2010, for federal income tax purposes we will have limitations on our income sources and the hedging strategies available to us will be more limited than those available to companies that are not REITs. To the extent that we do not hedge our interest rate exposure, our profitability may be negatively impacted by changes in long-term interest rates.
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
We intend to continue to finance a portion of the purchase price of real properties by borrowing funds. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation and amortization, allowances for bad debt or other allowances, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. To the extent that we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.
Interest we pay on our debt obligations will reduce our cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.
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
We may use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT gross income tests.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
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
To maintain our REIT status, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

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
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.
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
Liquidation of assets may jeopardize our REIT status.
To maintain our REIT status, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65 for structuring mezzanine loans so that they will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests, and interest derived from mezzanine loans will be treated as qualifying mortgage interest for purposes of the 75% gross income test, as discussed below. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that do not meet all of the requirements of the safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to continue to qualify as a REIT.

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
Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.
A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
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
As of December 31, 2012, we owned 30 multifamily properties, consisting of an aggregate of 6,690 multifamily homes and 8,995 square feet of rentable office space. The total cost of our real estate portfolio was $570,808,500, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1, “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 22, 2013, we had approximately 27.3 million shares of common stock outstanding held by a total of approximately 7,514 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our ongoing initial public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor estimated the value of our common stock at $10.24 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our public offering is $10.24 per share, effective September 10, 2012. Our advisor has indicated that it intends to use the most recent price paid to acquire a share of our common stock in our ongoing public offering or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage.
Although this estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets as of December 31, 2012, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; (4) the estimated value does not take into account fees and expenses we pay with respect to our operations; and (5) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2012. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2012 and 2011 and the period from August 12, 2010 through December 31, 2010, aggregated by quarter, are as follows:

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,004,618	$1,498,103	$2,422,753	$3,710,684	$8,636,158
Total Per Share Distribution	$0.174	$0.174	$0.177	$0.181	$0.706
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$230,428	$314,620	$442,789	$653,008	$1,640,845
Total Per Share Distribution	$0.174	$0.174	$0.176	$0.176	$0.700
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2010
	For the period from August 12, 2010 through September 30, 2010	4th Quarter	Total
Total distributions declared	$63,588	$166,814	$230,402
Total per share distribution	$0.096	$0.176	$0.272
Annualized rate based on Purchase Price	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 was as follows:

Ordinary income	—%
Return of capital	100%
Total	100%
For additional information on our distributions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
In order to provide additional funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations (as defined by NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to cash distributions equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of December 31, 2012, we had deferred $2,399,153 in fees payable to our advisor pursuant to the terms of our advisory agreement. “Adjusted funds from operations” is equivalent to modified funds from operations described herein. For a discussion of how we calculate funds from operations and modified funds from operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds from Operations.”
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
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
We were initially capitalized with $202,007, of which $200,007 was contributed by our sponsor on June 12, 2009, in exchange for 22,223 shares of our common stock. On July 10, 2009, our advisor purchased 1,000 shares of convertible stock for an aggregate purchase price of $1,000. In addition, our advisor invested $1,000 in our operating partnership in exchange for its limited partnership interests. The issuance of our shares of common stock and convertible stock to our affiliates were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.
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
On October 13, 2009, we commenced a private offering of up to $94,000,000 in shares of common stock at $9.40 per share (subject to discounts) to accredited investors (as defined in Rule 501 under the Securities Act). We terminated the private offering on or about July 9, 2010, at which time we had raised gross proceeds of $5,844,325, and incurred offering costs of $876,649, from the sale of 637,279 shares of our common stock. Each of the purchasers of our common stock in the private offering has represented to us that he or she is an accredited investor. Based upon these representations, we believe that the issuance of our common shares in the private offering was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
On April 15, 2010, we granted 5,000 shares of restricted stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with raising the minimum offering amount of $2,000,000 in our private offering. On August 10, 2011, we granted 2,500 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with their reelection to our board of directors at our annual meeting of stockholders. On October 24, 2011, we granted 5,000 shares of restricted common stock to one of our independent directors pursuant to our independent directors’ compensation plan in connection with her initial election to the board of directors. On August 8, 2012, we granted 2,500 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with their reelection to our board of directors at our annual meeting of stockholders. On October 1, 2012, we granted 5,000 shares of restricted common stock to each of our two new independent directors pursuant to our independent directors’ compensation plan in connection with their initial election to the board of directors. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
On October 23, 2011, in connection with the resignation of one of our independent directors, we canceled 4,375 shares of restricted common stock, representing the forfeiture of the unvested portion of his shares of restricted stock issued pursuant to the independent directors’ compensation plan.
On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. We initially offered shares of our common stock to the public in our primary offering at a price of $10.00 per share and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock to the public in our primary offering increased from a price of $10.00 per share to a price of $10.24 per share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share. As of December 31, 2012, we had sold 22,244,340 shares of our common stock in our public offering for gross offering proceeds of $222,327,700, including 393,471 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $3,771,655. Our initial public offering will terminate on the earlier of July 9, 2013, or the date we sell all the shares offered in our primary offering; however, under rules promulgated by the SEC, in some circumstances we may continue the primary offering until as late as January 3, 2014.

As of December 31, 2012, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$20,827,282	Actual
Other organization and offering costs	11,956,125	Actual
Total expenses	$32,783,407	Actual
Total public offering proceeds (excluding distribution reinvestment plan proceeds)	$218,556,045	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual
From the commencement of our initial public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $189,544,293, including net offering proceeds from our distribution reinvestment plan of $3,771,655. For the year ended December 31, 2012, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 15%.
We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2012, we had invested in 30 multifamily properties for a total purchase price of $570,808,500. These property acquisitions were funded from proceeds of our offerings and $402,429,409 in secured financings.
Share Repurchase Plan
Our share repurchase plan may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.
Prior to the completion of our offering stage (as defined below), the purchase price for shares repurchased under our share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)

After the completion of our offering stage (as defined below), the purchase price for shares repurchased under our share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)
For purposes of the share repurchase plan, the “estimated value per share” will equal the purchase price until the day we publicly disclose, subsequent to completion of the offering stage, a new estimated value per share. Thereafter, the estimated value per share is determined by our board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by our advisor.

(3)
The required one year holding period to be eligible to redeem shares under our share repurchase plan does not apply in the event of death or disability of a stockholder. For purposes of our share repurchase plan a “disability” means (a) the stockholder has received a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (b) the determination of such disability was made by the governmental agency responsible for reviewing and awarding the disability retirement benefits that the stockholder could be eligible to receive, which we refer to as the “applicable governmental agency.” The applicable governmental agencies are limited to the following: (i) the Social Security Administration; (ii) the U.S. Office of Personnel Management with respect to disability benefits under the Civil Service Retirement System, or CSRS; or (iii) the Veteran’s Administration; and in each case, the agency charged with administering disability benefits at that time on behalf of one of the applicable governmental agencies. Disability determinations by governmental agencies other than those listed above, including, but not limited to, worker’s compensation insurance or the administration or enforcement of the Rehabilitation Act of 1973, as amended, or the ADA will not entitle a stockholder to the terms available for the repurchase of shares. Repurchase requests following an award by the applicable governmental agency of disability, such as the Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge, as the case may be, or such other documentation issued by the applicable governmental agency that we deem acceptable and demonstrates an award of the disability benefits. As the following disabilities generally do not entitle a worker to Social Security or related disability benefits, they will not qualify as a “disability” for purposes of our share repurchase plan: (a) disabilities occurring after the legal retirement age; (b) temporary disabilities; and (c) disabilities that do not render a worker incapable of performing substantial gainful activity. However, where a stockholder requests the repurchase of shares due to a disability and the stockholder does not have a disability that meets the definition described above, but is subject to similar circumstances, our board of directors may repurchase the stockholder’s shares, in its sole discretion.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital distribution as a result of such sales.

We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our ongoing initial public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership).
Repurchases of shares of our common stock will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter, which we refer to as the “repurchase date.” Stockholders may withdraw their repurchase request at any time up to three business days prior to the repurchase date.
We cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder may (1) withdraw the request for repurchase or (2) ask that we honor the request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
We are not obligated to repurchase shares of our common stock under the share repurchase plan. We presently intend to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to our distribution reinvestment plan, and shall not exceed 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of our common stock.
The aggregate amount of repurchases under our share repurchase plan is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. However, if this amount is not sufficient to fund repurchase requests, subject to the 5% limitation outlined above, our board of directors may, in its sole discretion, choose to use other sources of funds to repurchase shares of our common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets.
In addition, our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase plan at any time upon 30 days notice to our stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of our stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase plan.

During the quarter ending December 31, 2012, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2012(3)	7,586	3,700	10.00	(3)
November 2012(3)	4,287	—	—	(3)
December 2012(3)	16,969	—	—	(3)
	28,842	3,700
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

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

(3)
As of December 31, 2012, we had 28,842 shares of outstanding and unfulfilled redemption requests and recorded $269,651 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. We redeemed the outstanding redemption requests as of December 31, 2012 of $269,651 on the January 31, 2013 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2012, 2011, 2010 and the period from May 4, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. During the period from May 4, 2009 (inception) to August 10, 2010, we were formed and commenced our private offering and initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.

	As of December 31,
	2012	2011	2010	2009
Balance sheet data
Total real estate, net	$559,972,087	$66,751,176	$17,011,752	—
Total assets	582,586,556	81,852,261	20,171,682	202,007
Notes payable	413,802,388	47,973,049	11,650,000	—
Total liabilities	427,455,885	51,243,185	12,926,977	—
Redeemable common stock	3,049,521	385,458	57,827	—
Total stockholders’ equity	152,081,150	30,223,618	7,186,878	201,007

	For the Years Ended December 31,			For the Period from May 4, 2009 (Inception) to December 31, 2009
	2012	2011	2010
Operating data
Total revenues	$30,586,932	$5,710,173	$828,230	$—
Net loss	(22,559,927)	(4,049,010)	(2,163,581)	—
Net loss attributable to common stockholders	(22,559,927)	(4,049,010)	(2,162,581)	—
Net loss per common share - basic and diluted	(1.84)	(1.72)	(4.27)	—
Other data
Cash flows used in operating activities	(4,563,196)	(201,273)	(455,876)	—
Cash flows used in investing activities	(382,505,492)	(53,833,531)	(10,902,324)	—
Cash flows provided by financing activities	384,396,671	63,377,288	14,014,390	202,007
Distributions declared	8,636,158	1,640,845	230,402	—
Distributions declared per common share(1)	0.706	0.700	0.272	—
Weighted-average number of common shares outstanding, basic and diluted	12,238,094	2,358,867	506,003	22,223
FFO(2)	(7,602,070)	(1,471,548)	(1,623,009)	—
MFFO(2)	5,828,557	469,670	(940,466)	—
________________

(1)
Distributions declared per common share for the years ended December 31, 2012 and 2011 assumes each share was issued and outstanding each day of each year. Distributions declared per common share for the year ended December 31, 2010 assumes each share was issued and outstanding each day from August 12, 2010 (the first day distributions began to accrue) through December 31, 2010. Distributions currently declared are calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT,

established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this annual report. Also see “Cautionary Note Regarding Forward Looking Statements” preceding Part I.
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
On July 23, 2009, we filed a registration statement on Form S-11, or the registration statement, with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (subject to certain discounts). We also initially offered up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share (subject to certain discounts). On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our ongoing public offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new offering price of $10.24 per share. From the commencement of our public offering on July 19, 2010 to December 31, 2012, we had sold 22,244,340 shares of common stock in our public offering for gross proceeds of $222,327,700, including 393,471 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $3,771,655.
Our initial public offering will terminate on the earlier of July 9, 2013, or the date we sell all the shares offered in our primary offering; however, under rules promulgated by the SEC, in some circumstances we may continue the primary offering until as late as January 3, 2014. Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325.
Our board of directors may again, in its sole discretion, from time to time, change the price at which we offer shares to the public in our public offering or to our stockholders pursuant to the distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we determine to change the price at which we offer our shares of our common stock in our public offering, we do not anticipate that we will do so more frequently than quarterly. Our advisor will calculate our estimated net asset value per share by dividing our net asset value by the number of shares of our common stock outstanding. Our net asset value will be determined by subtracting (1) our liabilities, including the accrued fees and other expenses attributable to this offering and our operations, from (2) our assets, which will consist almost entirely of the value of our interest in our operating partnership. The value of our operating partnership is the excess of the fair value of its assets (including real estate properties, real estate-related assets and other investments) over the fair value of its liabilities (including debt and the expenses attributable to its operations), as determined by our advisor.
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
Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. As we accept subscriptions for shares, we transfer substantially all of the net proceeds of our public offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to: (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
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
Liquidity and Capital Resources
If we raise substantially less funds in our initial public offering than the maximum offering amount registered, we will make fewer investments, resulting in less diversification in terms of the type, number and size of investments we make, and the value of an investment in us will fluctuate more significantly based upon the performance of specific assets. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be approximately 65% of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2012, our borrowings were not in excess of 300% of the value of our net assets.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager for our initial public offering. During our organization and offering stage, these payments include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, within 60 days of the end of the month in which our initial public offering ends, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us in the completed offering exceed 15% of the gross offering proceeds of the completed offering. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. We expect that our principal sources of working capital will include:

•	current cash balances;

•	proceeds from the sales of shares of common stock in our public offering;

•	various forms of secured and unsecured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’ s private placements, if any;

•	proceeds from our distribution reinvestment plan; and

•	cash from operations.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, the proceeds from our public offering, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured and unsecured financing and proceeds from our operating partnership’ s private placements of securities, if any, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings, including entering into a credit facility, and equity capital from joint venture partners. We may also conduct additional public or private offerings of interests in us or our operating partnership. There can be no assurance that we will be able to obtain such financing or capital on favorable terms, if at all. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into an unsecured revolving credit facility with PNC Bank, National Association in an amount up to $5,000,000. As of December 31, 2012, there was $5,000,000 outstanding under our credit facility.
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

Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2012, we owned 30 multifamily properties. During the year ended December 31, 2012, net cash used in operating activities was $4,563,196 compared to net cash used in operating activities of $201,273 for the year ended December 31, 2011. The increase in net cash used in operating activities is primarily due to increased cash reserves for property taxes, interest and insurance associated with the 22 additional multifamily properties acquired in 2012. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2012, net cash used in investing activities was $382,505,492 compared to net cash used in investing activities of $53,833,531 during the year ended December 31, 2011. The increase in net cash used in investing activities was primarily due to the acquisition of 22 multifamily properties during the year ended December 31, 2012, compared to six property acquisitions during the year ended December 31, 2011.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders and the issuance of notes payable. During the year ended December 31, 2012, net cash provided by financing activities was $384,396,671 compared to net cash provided by financing activities of $63,377,288 during the year ended December 31, 2011. Net cash provided by financing activities during the year ended December 31, 2012 consisted of the following:

•
$152,895,936 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $17,154,479 and (2) the reimbursement of other offering costs to affiliates in the amount of $9,799,471;

•	$231,293,673 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $3,377,941 and principal payments of $14,432,386;

•	$5,000,000 from borrowings on our credit facility;

•	$417,733 of cash paid for the redemption of common stock; and

•	$4,375,205 of net cash distributions, after giving effect to distributions reinvested by stockholders of $3,172,149.
Contractual Commitments and Contingencies
We use secured and unsecured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds in our public offering. In order to facilitate investments in the early stages of our operations, we may temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2012, our borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, within 60 days of the end of the month in which our initial public offering ends, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our initial public offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2012, we had notes payable totaling an aggregate principal amount of $413,802,388. For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this annual report.
The following is a summary of our contractual obligations as of December 31, 2012:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$143,132,936	$15,892,269	$30,996,445	$29,739,668	$66,504,554
Principal payments on outstanding debt obligations(2)	413,802,388	15,368,186	12,445,104	35,065,478	350,923,620
Total	$556,935,324	$31,260,455	$43,441,549	$64,805,146	$417,428,174
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2012. We incurred interest expense of $6,291,193 during the year ended December 31, 2012, including amortization of deferred financing costs totaling $225,614.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of December 31, 2012, we owned 30 multifamily properties compared to owning only eight multifamily properties at December 31, 2011 and two multifamily properties at December 31, 2010. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the years ended December 31, 2012, 2011 and 2010 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our continuous public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Years Ended December 31, 2012 and December 31, 2011
The following table summarizes the consolidated results of operations for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	Change $	Change %
Total revenues	$30,586,932	$5,710,173	$24,876,759	436%
Operating, maintenance and management	8,687,480	2,055,544	6,631,936	323%
Real estate taxes and insurance	3,721,952	756,403	2,965,549	392%
Fees to affiliates	13,127,558	1,519,026	11,608,532	764%
Depreciation and amortization	14,957,857	2,577,462	12,380,395	480%
Interest expense	6,291,193	1,186,938	5,104,255	430%
General and administrative expenses	3,085,470	782,665	2,302,805	294%
Acquisition costs	3,275,349	881,145	2,394,204	272%
Net loss	$(22,559,927)	$(4,049,010)	$(18,510,917)	457%

NOI(1)	$17,069,028	$2,698,260	$14,370,768	533%
FFO(2)	$(7,602,070)	$(1,471,548)	$(6,130,522)	(417)%
MFFO(2)	$5,828,557	$469,670	$5,358,887	1,141%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the year ended December 31, 2012, we had a net loss of $22,559,927 compared to a net loss of $4,049,010 for the year ended December 31, 2011. The increase in net loss of $18,510,917 over the prior year was primarily due to the increase in operating, maintenance and management expenses of $6,631,936, the increase in real estate taxes and insurance of $2,965,549, the increase in fees to affiliates of $11,608,532, the increase in depreciation and amortization expense of $12,380,395, the increase in interest expense of $5,104,255, the increase in general and administrative expenses of $2,302,805 and the increase in other acquisition costs of $2,394,204, partially offset by the increase in total revenues of $24,876,759. The increase in our expenses was due primarily to the increase in our property portfolio from eight properties at December 31, 2011 to 30 properties at December 31, 2012.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2012 were $30,586,932 compared to $5,710,173 for the year ended December 31, 2011. The increase of $24,876,759 was primarily due to the fact that we owned 30 multifamily properties as of December 31, 2012 compared to eight multifamily properties as of December 31, 2011. Additionally, our total units increased by 5,448 from 1,242 at December 31, 2011 to 6,690 at December 31, 2012 and average monthly rents increased from $745 as of December 31, 2011 to $863 as of December 31, 2012. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2012 were $8,687,480 compared to $2,055,544 for the year ended December 31, 2011. The increase of $6,631,936 was primarily due to the fact that we operated 30 multifamily properties as of December 31, 2012 compared to eight multifamily properties as of December 31, 2011. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2012 were $3,721,952 compared to $756,403 for the year ended December 31, 2011. The increase of $2,965,549 was due to the acquisition of 22 multifamily properties since December 31, 2011 and the continuing operation of the properties owned as of December 31, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2012 were $13,127,558 compared to $1,519,026 for the year ended December 31, 2011. The increase of $11,608,532 was primarily due to acquisition fees earned by our advisor in connection with the acquisition of 22 multifamily properties that totaled $10,131,220 for the year ended December 31, 2012, compared to acquisition fees earned by our advisor in connection with the acquisition of six multifamily properties that totaled $1,060,073 for the year ended December 31, 2011. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the year ended December 31, 2012 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2012 were $14,957,857 compared to $2,577,462 for the year ended December 31, 2011. The increase of $12,380,395 was primarily due to the net increase in depreciable and amortizable assets of $461,698,803 since December 31, 2011. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Interest expense
Interest expense for the year ended December 31, 2012 was $6,291,193 compared to $1,186,938 for the year ended December 31, 2011. The increase of $5,104,255 was primarily due to the net increases in the notes payable balance of $365,829,339 due to financing incurred in connection with the acquisition of 22 multifamily properties since December 31, 2011. Included in interest expense is the amortization of deferred financing costs of $225,614 and $32,964 and amortization of loan premiums of $332,348 and $0 for the years ended December 31, 2012 and 2011, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $162,761 and $0 for the years ended December 31, 2012 and 2011. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the year ended December 31, 2012 were $3,085,470 compared to $782,665 for the year ended December 31, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $2,302,805 was primarily due to increases in legal, audit and other professional fees incurred in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2012 were $3,275,349 compared to $881,145 for the year ended December 31, 2011. The increase in acquisition costs related primarily to our acquisition of 22 multifamily properties during 2012 compared to six acquisitions of multifamily properties during 2011. We expect acquisition costs to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenues.

Consolidated Results of Operations for the Years Ended December 31, 2011 and December 31, 2010
The following table summarizes the consolidated results of operations for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011	2010	Change $	Change %
Total revenues	$5,710,173	$828,230	$4,881,943	589%
Operating, maintenance and management	2,055,544	348,103	1,707,441	490%
Real estate taxes and insurance	756,403	109,263	647,140	592%
Fees to affiliates	1,519,026	419,694	1,099,332	262%
Depreciation and amortization	2,577,462	540,572	2,036,890	377%
Interest expense	1,186,938	164,677	1,022,261	621%
General and administrative expenses	782,665	1,085,596	(302,931)	(28)%
Acquisition costs	881,145	323,906	557,239	172%
Net loss	$(4,049,010)	$(2,163,581)	$(1,885,429)	87%

NOI(1)	$2,698,260	$340,648	$2,357,612	692%
FFO(2)	$(1,471,548)	$(1,623,009)	$151,461	9%
MFFO(2)	$469,670	$(940,466)	$1,410,136	150%
________________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the year ended December 31, 2011, we had a net loss of $4,049,010 compared to a net loss of $2,163,581 for the year ended December 31, 2010. The increase in net loss of $1,885,429 over the prior year was primarily due to the increase in operating, maintenance and management expenses of $1,707,441, the increase in real estate taxes and insurance of $647,140, the increase in fees to affiliates of $1,099,332, the increase in depreciation and amortization expense of $2,036,890, the increase in interest expense of $1,022,261 and the increase in other acquisition costs of $557,239, partially offset by the increase in total revenues of $4,881,943 and the decrease in general and administrative expenses of $302,931. The increase in our expenses was due primarily to the increase in our property portfolio from two properties at December 31, 2010 to eight properties at December 31, 2011.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2011 were $5,710,173 compared to $828,230 for the year ended December 31, 2010. The increase of $4,881,943 was primarily due to the fact that we owned eight multifamily properties as of December 31, 2011 compared to two multifamily properties as of December 31, 2010. Additionally, our total units increased by 905 from 337 at December 31, 2010 to 1,242 at December 31, 2011.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2011 were $2,055,544 compared to $348,103 for the year ended December 31, 2010. The increase of $1,707,441 was primarily due to the fact that we operated eight multifamily properties as of December 31, 2011 compared to two multifamily properties as of December 31, 2010.

Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2011 were $756,403 compared to $109,263 for the year ended December 31, 2010. The increase of $647,140 was due to the acquisition of six multifamily properties during 2011 and the continuing operation of the properties owned as of December 31, 2010.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2011 were $1,519,026 compared to $419,694 for the year ended December 31, 2010. The increase of $1,099,332 was primarily due to acquisition fees earned by our advisor in connection with the acquisition of six multifamily properties that totaled $1,060,073 for the year ended December 31, 2011, compared to acquisition fees earned by our advisor in connection with the acquisition of two multifamily properties that totaled $357,637 for the year ended December 31, 2010. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the year ended December 31, 2011 as a result of the growth of our property portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2011 were $2,577,462 compared to $540,572 for the year ended December 31, 2010. The increase of $2,036,890 was primarily due to the net increase in depreciable and amortizable assets of $47,424,396 during 2011.
Interest expense
Interest expense for the year ended December 31, 2011 was $1,186,938 compared to $164,677 for the year ended December 31, 2010. The increase of $1,022,261 was primarily due to the net increases in the notes payable balance of $36,323,049 during 2011 due to financing incurred in connection with the acquisition of six multifamily properties during 2011. Included in interest expense is the amortization of deferred financing costs of $32,964 and $1,110 for the years ended December 31, 2011 and 2010.
General and administrative expense
General and administrative expenses for the year ended December 31, 2011 were $782,665 compared to $1,085,596 for the year ended December 31, 2010. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The decrease of $302,931 was primarily due to our advisor incurring $1,975,549 of operating expenses on our behalf for the year ended December 31, 2011, which were not included in the accompanying consolidated statements of operations for 2011.
Acquisition costs
Other acquisition costs for the year ended December 31, 2011 were $881,145 compared to $323,906 for the year ended December 31, 2010. The increase in acquisition costs related primarily to our acquisition of six multifamily properties during 2011 compared to two acquisitions of multifamily properties during 2010.

Property Operations for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at October 1, 2011. A “non-same-store” property is a property that was acquired, placed into service or disposed of after October 1, 2011. Our same store properties for the fourth quarter of 2011 and 2012 were the Lincoln Tower Apartments, the Park Place Condominiums, the Arbor Pointe Apartments, the Clarion Park Apartments and the Cooper Creek Village, collectively referred to as the “same-store properties.”
The following table presents the same-store and non-same-store results from operations for the three months ended December 31, 2012 and 2011:

	For the Three Months Ended December 31,
	2012	2011	Change $	Change %
Same-store properties:
Revenues	$2,003,709	$1,898,738	$104,971	6%
Operating expenses	1,023,353	990,501	32,852	3%
Net operating income	980,356	908,237	72,119	8%

Non-same-store properties:
Net operating income	5,828,432	79,001	5,749,431

Total net operating income(1)	$6,808,788	$987,238	$5,821,550
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended December 31, 2012 was $980,356 compared to $908,237 for the three months ended December 31, 2011. The 8% increase in same-store net operating income was primarily due to the 6% increase in same-store rental revenues partially offset by the 3% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended December 31, 2012 were $2,003,709 compared to $1,898,738 for the three months ended December 31, 2011. The 6% increase in same-store revenues was primarily due to the market rent increases at the same-store properties, partially offset by occupancy decreases at the Park Place Condominiums as a result of certain renovation projects currently in progress.
Operating Expenses
Same-store operating expenses for the three months ended December 31, 2012 were $1,023,353 compared to $990,501 for the three months ended December 31, 2011. The 3% increase in same-store operating expenses was primarily due to increased personnel costs at the Clarion Park Apartments during the three months ended December 31, 2012 as well as certain additional training and benefit administration fees incurred at the same store properties during the three months ended December 31, 2012 that were not incurred during three months ended December 31, 2011.

Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect our continuing operating costs.
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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “Management’ s Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011	2010
Net loss	$(9,423,671)	$(1,388,539)	$(22,559,927)	$(4,049,010)	$(2,163,581)
Fees to affiliates(1)	5,771,425	582,358	12,019,086	1,319,060	389,478
Depreciation and amortization	5,486,158	727,424	14,957,857	2,577,462	540,572
Interest expense	2,403,356	427,507	6,291,193	1,186,938	164,677
General and administrative expenses	990,745	235,775	3,085,470	782,665	1,085,596
Acquisition costs	1,580,775	402,713	3,275,349	881,145	323,906
Net operating income	$6,808,788	$987,238	$17,069,028	$2,698,260	$340,648
________________

(1)
Fees to affiliates for the three and twelve months ended December 31, 2012 excludes property management fees of $371,417 and $960,968 and other fees of $56,060 and $147,504, respectively, that are included in NOI. Fees to affiliates for the three and twelve months ended December 31, 2011 excludes property management fees of $68,286 and $199,966, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2010 excludes property management fees of $30,216 that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
Reconciliation of net loss to MFFO:	2012	2011	2010
Net loss	$(22,559,927)	$(4,049,010)	$(2,163,581)
Depreciation of real estate assets	8,353,542	1,153,535	149,928
Amortization of lease-related costs	6,604,315	1,423,927	390,644
FFO	(7,602,070)	(1,471,548)	(1,623,009)
Acquisition fees and expenses(1)(2)	13,406,569	1,941,218	681,543
Unrealized loss on derivative instruments	162,761	—	—
Amortization of below-market leases	(138,703)	—	—
Net loss attributable to noncontrolling interest	—	—	1,000
MFFO	$5,828,557	$469,670	$(940,466)

FFO per share - basic and diluted	$(0.62)	$(0.62)	$(3.21)
MFFO per share - basic and diluted	0.48	0.20	(1.86)
Net loss per share - basic and diluted	(1.84)	(1.72)	(4.28)
Weighted average number of common shares outstanding, basic and diluted	12,238,094	2,358,867	506,003
________________

(1)
By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’ s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the years ended December 31, 2012, 2011 and 2010 includes acquisition fees of $10,131,220, $1,060,073 and $357,637, respectively, that are recorded in fees to affiliates in the accompanying statements of operations and acquisition expenses of $3,275,349, $881,145 and $323,906, respectively that are recorded in acquisition costs in the accompanying statements of operations.
Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended December 31, 2012, we deferred $891,727 of acquisition and investment management fees earned during the three months ended December 31, 2012. Acquisition fees and investment management fees of $288,662 and $0, respectively, are due and payable as of December 31, 2012 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Inflation
Substantially all of our multifamily property leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effects of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
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
As of December 31, 2012, we had not entered into any leases as a lessee.
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

Distributions declared and paid were as follows for the year ended December 31, 2012:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Net Cash Provided By (Used In) Operating Activities
			Cash	Reinvested	Total
First Quarter 2012	$1,004,618	$0.174	$513,683	$351,897	$865,580	$(1,427,644)
Second Quarter 2012	1,498,103	0.174	784,467	555,490	1,339,957	1,565,060
Third Quarter 2012	2,422,753	0.177	1,133,942	830,430	1,964,372	(1,091,774)
Fourth Quarter 2012	3,710,684	0.181	1,943,113	1,434,332	3,377,445	(3,608,838)
	$8,636,158	$0.706	$4,375,205	$3,172,149	$7,547,354	$(4,563,196)
________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2012, we paid aggregate distributions of $7,547,354, including $4,375,205 of distributions paid in cash and 330,688 shares of our common stock issued pursuant to our distribution reinvestment plan for $3,172,149. For the year ended December 31, 2012, we had a net loss of $22,559,927. We had negative FFO for the year ended December 31, 2012 of $7,602,070 and net cash used in operating activities was $4,563,196. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from our public offering. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our adjusted funds from operations, the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to cash distributions equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of determining any deferral amount, if, during any calendar quarter during our offering stage, our adjusted funds from operations is negative, the adjusted funds from operations will be deemed to be zero.
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
We accrue the amount of deferred fees that are probable and estimable of being paid. Such deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred. As of December 31, 2012, payment of $2,399,153 of our fees earned by our advisor had been accrued and deferred pursuant to the terms of our advisory agreement.

Off-Balance Sheet Arrangements
As of December 31, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13 “Certain Relationships and Related Transactions, Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.
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
Real Estate Purchase Price Allocation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are generally expensed as incurred.
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
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and related dealer manager fees) paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2012 and 2011, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2012 and 2011. As of December 31, 2012, returns for calendar years 2011 and 2010 remain subject to examination by major tax jurisdictions.
Subsequent Events
Acquisition of Multifamily Properties
Vantage at Fair Oaks
On January 31, 2013, we acquired a fee simple interest in a 288-unit multifamily residential property located in Fair Oaks Ranch, Texas commonly known as Vantage at Fair Oaks, or the Fair Oaks property.  Immediately upon acquisition, we initiated the process to change the name of the Vantage at Fair Oaks property to “Fairmarc Apartments.” On March 8, 2013, we changed the name of Fairmarc Apartments to “The Hills at Fair Oaks.” As a result, the Fair Oaks property will now be commonly referred to as The Hills at Fair Oaks.
We acquired the Fair Oaks property for an aggregate purchase price of $34,560,000, exclusive of closing costs. We financed the payment of the purchase price for Fair Oaks property with a combination of (1) proceeds from our ongoing public offering and (2) a loan in the aggregate principal amount of $24,767,000 from PNC Bank, National Association, a national banking association, pursuant to the requirements of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) Capital Markets Execution Program. An acquisition fee of approximately $700,000 was earned by our advisor in connection with the acquisition of Fair Oaks property.

Library Lofts East
On February 28, 2013, we acquired a fee simple interest in a 118-unit multifamily residential property with 17,000 square feet of commercial space located in Kansas City, Missouri commonly known as Library Lofts East, or the Library Lofts property.
We acquired the Library Lofts property for an aggregate purchase price of $12,750,000, exclusive of closing costs. We funded the payment of the purchase price for the Library Lofts property with proceeds from our ongoing public offering. We intend to obtain mortgage financing on the Library Lofts property under normal and customary terms and conditions in the future. An acquisition fee of approximately $260,000 was earned by our advisor in connection with the acquisition of the Library Lofts property.
Distributions Paid
On January 2, 2013, we paid distributions of $1,343,399, which related to distributions declared for each day in the period from December 1, 2012 through December 31, 2012 and consisted of cash distributions paid in the amount of $776,559 and $566,840 in shares issued pursuant to our distribution reinvestment plan.
On February 1, 2013, we paid distributions of $1,439,323, which related to distributions declared for each day in the period from January 1, 2013 through January 31, 2013 and consisted of cash distributions paid in the amount of $829,194 and $610,129 in shares issued pursuant to our distribution reinvestment plan.
On March 1, 2013, we paid distributions of $1,385,121, which related to distributions declared for each day in the period from February 1, 2013 through February 28, 2013 and consisted of cash distributions paid in the amount of $796,795 and $588,326 in shares issued pursuant to our distribution reinvestment plan.
Share Redemptions
On January 31, 2013, we redeemed 28,842 shares of our common stock for a total redemption value of $269,651, or $9.35 per share, pursuant to our share repurchase plan.
Renewal of the Advisory Agreement
On March 13, 2013, we entered into Amendment No. 3 to our amended and restated advisory agreement in order to renew the term of the advisory agreement, effective May 4, 2013, for an additional one year term ending on May 4, 2014.
Status of Our Offering
We commenced our initial public offering on July 19, 2010. As of March 22, 2013, we had sold 26,701,101 shares of common stock in our public offering for gross proceeds of $267,812,851, including 575,190 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $5,539,778. As of March 22, 2013, we had sold a total of 27,314,130 shares of our common stock in our private offering and public offering representing gross proceeds of $273,438,807, including 575,190 shares of common stock issued pursuant to the distribution reinvestment plan for gross offering proceeds of $5,539,778.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2012, the fair value of our fixed rate debt was $353,947,202 and the carrying value of our fixed rate debt was $352,040,388. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $61,762,000 of our outstanding variable rate debt. Based on interest rates as of December 31, 2012, if interest rates are 100 basis points higher during the 12 months ending December 31, 2013, interest expense on our variable rate debt would increase by $575,313 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2013, interest expense on our variable rate debt would decrease by $111,616.
At December 31, 2012, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.12% and 2.71%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2012 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2012, where applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
On March 27, 2013, we issued a press release announcing our financial results for the year ended December 31, 2012. A copy of the press release is attached as Exhibit 99.1 to this Annual Report on Form 10-K.
Exhibit 99.1 attached hereto pertaining to our financial results shall not be deemed “filed” for purposes of Section 18 of the Exchange Act nor shall it be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	62	Chairman of the Board and Chief Executive Officer
Ella Shaw Neyland	59	Affiliated Director and President
Kevin J. Keating	50	Treasurer
Ana Marie del Rio	58	Secretary
James A. Shepherdson	60	Affiliated Director
Scot B. Barker	64	Independent Director
Larry H. Dale	67	Independent Director
Kerry Dean Vandell	66	Independent Director
Ned Brines	51	Independent Director
________________
 Rodney F. Emery serves as our Chairman of the Board and Chief Executive Officer, positions he has held since our inception in May 2009. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
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
Ella Shaw Neyland, serves as our President and an affiliated director, positions she has held since October 2012. Ms. Neyland has also served as one of our independent directors, a position she held from October 2011 to September 2012. Ms. Neyland was a founder and previously served as a Chief Financial Officer for Thin Centers MD, or TCMD, which provides medically supervised weight loss programs. Prior to founding TCMD in June 2010, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from June 2009 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, LTD, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as

Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland’s prior service as a director and as chief financial officer have provided Ms. Neyland with the experience, skills and attributes necessary to effectively carry out her duties and responsibilities as a director. Consequently, our board of directors has determined that Ms. Neyland is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Kevin J. Keating serves as our Treasurer, a position he has held since April 2011. Mr. Keating has also served as the Chief Accounting Officer for our advisor since April 2011 where he has focused primarily on the accounting function and compliance responsibilities for us and our advisor. Prior to joining us and our advisor, Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as an Assistant Controller and Audit Manager for Ernst & Young LLP from 1988-1999. Mr. Keating holds a Bachelor of Science, Accounting from St. John’s University and is a certified public accountant.
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential units, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, transportation projects, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
James A. Shepherdson serves as one of our affiliated directors, a position he has held since August 2011. Mr. Shepherdson has served as a member of the Board of Managers of Steadfast Capital Markets Group, LLC since February 2011 and has worked in the investment industry for over 30 years. Mr. Shepherdson also serves as a Manager of Crossroads Capital Advisors, LLC and its parent, Crossroads Capital Group, LLC since August 2009 and April 2011, respectively. Mr. Shepherdson served as President of Retirement Services and Senior Executive Vice-President of AXA Equitable Life Insurance Company, or AXA Equitable, from August 2005 to March 2011. Mr. Shepherdson had overall responsibility for AXA Equitable’s retirement and annuity business, which included wholesale distribution through AXA Distributors, the company Mr. Shepherdson co-founded in 1996. While serving as President and Chief Executive Officer of AXA Equitable from August 2005 to March 2011, Mr. Shepherdson oversaw over $30 billion in sales. From September 2009 to November 2011, Mr. Shepherdson also served as Chairman of AXA Life Europe and Chief Executive Officer of AXA Global Distributors, where he distributed proprietary annuity products through global and national banking institutions throughout Europe. Mr. Shepherdson served as President and Chief Executive Officer of John Hancock Funds, a vertically integrated mutual fund company from May 2004 to July 2005. Mr. Shepherdson served as co-Chief Executive Officer of MetLife Investors from April 2000 to June 2002. Mr. Shepherdson received a Master of Business Administration degree, with honors, and a Bachelor of Science in Business Administration from the University of Southern California. Mr. Shepherdson holds FINRA Series 22, 26, 39 and 6 licenses.

Our board of directors, excluding Mr. Shepherdson, has determined that the prior leadership positions which Mr. Shepherdson has held and Mr. Shepherdson’s extensive experience in the investment industry provided Mr. Shepherdson with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Shepherdson is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Scot B. Barker serves as one of our independent directors, a position he has held since September 2009. From December 2003 to his retirement in December 2005, Mr. Barker served as President and Chief Operating Officer of GMAC Commercial Holding Corp., or GMACCH, one of the nation’s largest financiers of commercial real estate. Mr. Barker served as President of GMACCH Capital Markets Corp from 1998 to December 2003. During his tenure at GMACCH, Mr. Barker oversaw the firm’s real estate lending and investing activities in North America, Latin America, Asia and Europe. In 1978, Mr. Barker and several associates formed Newman and Associates, Inc., an investment banking firm specializing in financing affordable multifamily housing with tax exempt municipal securities. Mr. Barker served as Vice-President of Newman and Associates, Inc. from 1978 to 1984 and as President from 1984 to 1998, when Newman and Associates was acquired by GMACCH. Prior to founding Newman and Associates, Inc., Mr. Barker served as Vice-President with Gerwin & Co. from 1973 to 1978. Mr. Barker has been involved in a variety of professional and not-for-profit groups primarily focused on housing related business. Mr. Barker currently serves on the board of directors of Mountain Asset Management, a wholly-owned subsidiary of The Great-West Life Assurance Company, the Rocky Mountain Mutual Housing Association and the Colorado Housing Assistance Corporation, where he was a past chairman. Mr. Barker was a past president of the National Housing and Rehabilitation Association and a past member of the Federal National Mortgage Association (Fannie Mae) Housing Impact Advisory Council. Mr. Barker received a Bachelor of Arts from Colorado College and a Master of Business Administration from the University of Denver.
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
Larry H. Dale serves as one of our independent directors, a position he has held since September 2009. In March 2009, Mr. Dale retired as a Managing Director of Citi Community Capital, or CCC, a leading investment banking group specializing in affordable housing financing and a division of Citigroup’s Municipal Securities Division, where Mr. Dale was responsible for the overall management and oversight of the operation of the division. As an employee of CCC, Mr. Dale was involved in lending decisions and equity sales with us. Mr. Dale joined the predecessor company to CCC in 1997. From July 1987 to January 1997, Mr. Dale served as a Senior Vice President of Fannie Mae, leading its apartment financing and affordable housing efforts. Prior to joining Fannie Mae, Mr. Dale served from 1984 to 1987 as Vice President of Newman and Associates, Inc., an investment banking firm focused on financing affordable multifamily housing with tax exempt municipal securities. Prior to joining Newman and Associates, Mr. Dale served from 1981 to 1983 as President of Mid-City Financial Corporation, a regional multifamily development, financing, and management firm. From 1971 to 1981, Mr. Dale was employed by the U.S. Department of Housing and Urban Development (HUD), including service as a Deputy to the Assistant Secretary for Housing/FHA Commissioner from 1979 to 1981. Mr. Dale currently serves as Chairman of the Board of the National Equity Fund, a member of the Board of the Community Preservation and Development Corporation, Chairman of the Finance Committee of Mercy Housing Incorporated’s Board of Trustees, a member of the board of directors and the Executive Committee of the Local Initiative Support Corporation and a member of the Advisory Board of the Paramount Community Development Fund, the Capmark Community Development Fund and the Community Impact NMTC Advisory Board. Mr. Dale received a Bachelor of Science in Materials Science from Cornell University and a Master of Political Science from the Maxwell School at Syracuse University.
Our board of directors, excluding Mr. Dale, has determined that the prior leadership positions which Mr. Dale has held and Mr. Dale’s extensive experience in financing multifamily housing have provided Mr. Dale with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Dale is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Kerry Dean Vandell serves as one of our independent directors, a position he has held since October 2012. Dr. Vandell currently serves as the Dean’s Professor of Finance and Director of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008.  Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics.  His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science.  Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and masters degrees in Mechanical Engineering from Rice University.  He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.  Dr. Vandell currently serves on the board of directors of Shopoff Properties Trust, Inc., a public non-traded real estate investment trust specializing in land investments.
Our board of directors, excluding Dr. Vandell, has determined that Dr. Vandell’s prior position as a finance professor and his real estate program experience have provided Dr. Vandell with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Dr. Vandell is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
Ned Brines serves as one of our independent directors, a position he has held since October 2012. Mr. Brines currently serves as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, a position he has held since July 2012, where Mr. Brines is responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment advisor firm, and currently serves as its Chief Investment Officer.  From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings.  From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena managing their Small Cap Growth Fund with $1.6 billion in assets under management (AUM).  Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 in which he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in AUM.  Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst (CFA) designation and is involved in various community activities including serving on the investment committee of City of Hope.
Our board of directors, excluding Mr. Brines, has determined that Mr. Brines prior service as a director and as chief investment officer have provided Mr. Brines with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Brines is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditors’ qualifications and independence, and (4) the performance of the independent auditors and our internal audit function. The members of the audit committee are Scot B. Barker, Larry H. Dale and Kerry Dean Vandell. All of the members of the audit committee are “independent” as defined by our charter. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange, or “NYSE,” or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE. All members of the audit committee have significant financial and/or accounting experience. Our board of directors has determined that Dr. Vandell satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Investment Committee
Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker, Larry H. Dale, Ella Shaw Neyland and Ned Brines, with Mr. Emery serving as the chairman of the investment committee.
With respect to investments, the investment committee has the authority to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all real estate-related investments and all investments consistent with our investment objectives, for a purchase price, total project cost or sales price of up to 10% of the cost of our net assets as of the date of investment.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2012, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2012.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this annual report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Four of our executive officers, Messrs. Rodney F. Emery and Kevin Keating and Mses. Ana Marie del Rio and Ella Neyland, manage, control or are affiliated with our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2012.

Name	Fees Earned or Paid in Cash in 2012	All Other Compensation(1)	Total
Scot B. Barker(2)	$99,000	$24,329	$123,329
Larry H. Dale(2)	99,000	24,329	123,329
Kerry Dean Vandell(2)(3)	27,750	14,561	42,311
Ned Brines(2)(3)	25,250	14,561	39,811
James A. Shepherdson(4)	—	—	—
Ella Shaw Neyland(4)(5)	81,250	19,328	100,578
Rodney F. Emery(4)	—	—	—
________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Independent Directors.

(3)	Dr. Vandell and Mr. Brines have each served as independent directors since October 1, 2012.

(4)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

(5)
Ms. Neyland was initially elected to our board of directors on October 24, 2011. Effective October 1, 2012, Ms. Neyland was appointed as our President and is therefore considered an affiliated director as of such date. As an affiliated director, Ms. Neyland will not receive any further compensation for her services as a director.

Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•	$3,000 for each in-person board of directors meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Equity Plan Compensation
We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors is entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Our initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. Going forward, each new independent director that joins our board of directors receives 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 2,500 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control.
On November 15, 2012, we entered into a Stock Purchase Plan with Ella Shaw Neyland, our President and a member of our board of directors, whereby Ms. Neyland has agreed to invest $5,529.60 for 600 shares of our common stock pursuant to our public offering on the first day of each fiscal quarter. Please refer to “Certain Relationships and Related Transactions, and Director Independence— Certain Transactions with Related Persons” for more information.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	959,375
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	959,375

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 22, 2013, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	22,223	*
Scot B. Barker	27,052	*
Larry H. Dale	13,000	*
Kerry Dean Vandell	5,153	*
Ned Brines	5,153	*
Ella Shaw Neyland	8,100	*
James A. Shepherdson	—	*
Kevin J. Keating	—	*
Ana Marie del Rio	2,302	*
All officers and directors as a group	82,983	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)	Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from January 1, 2011 to December 31, 2012 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2012 and 2011, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.

Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Our Relationships with our Advisor and our Sponsor
Steadfast Income Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our Chairman of the Board and Chief Executive Officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. Crossroads Capital Group, LLC, or Crossroads Capital Group, currently owns a 25% membership interest in our sponsor that will increase upon a net increase in our book capitalization. Pursuant to the Second Amended and Restated Operating Agreement of our sponsor, effective as of May 31, 2011, all distributions to Crossroads Capital Group are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Mr. Shepherdson, an affiliated director, serves as a Manager of Crossroads Capital Advisors, LLC, a subsidiary of Crossroads Capital Group, which we refer to as “Crossroads Capital Advisors.”
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring May 4, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s brankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2011 to December 31, 2012, we incurred acquisition fees of $11,191,293 in connection with the acquisition of 28 multifamily properties. During the same period, we paid $10,611,846 in acquisition fees and $648,422 of the acquisition fees incurred to date have been deferred pursuant to the terms of the advisory agreement until our cumulative adjusted funds from operations (as defined in the advisory agreement) exceed the lesser of: (1) the cumulative amount of any distributions paid to our stockholders as of the date of reimbursement of the deferred fee or (2) cash distributions equal to a 7.0% cumulative, non-compounded, annual return on invested capital to our stockholders as of the date of reimbursement.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the period from January 1, 2011 to December 31, 2012, we incurred investment management fees to our advisor of $2,146,853. Of the $2,146,853 in investment management fees incurred, we paid $427,963 and $1,750,731 of such fees have been deferred pursuant to the terms of the advisory agreement.

•
We pay our advisor a disposition fee of 1.5% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from January 1, 2011 to December 31, 2012, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimburse our advisor and its affiliates for organization and offering expenses, for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offerings. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our completed public offering. For the period from January 1, 2011 to December 31, 2012, we paid our advisor $11,564,889 for the reimbursement of organization and offering expenses. As of December 31, 2012, our advisor and its affiliates have incurred additional organization and offering costs of $5,779,140 which are not recorded in our financial statements as of December 31, 2012 because such costs only become a liability of ours when shares are sold and selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds.

•
Subject to the 2%/25% Guideline discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the period from January 1, 2011 to December 31, 2012, $788,443 was paid to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the period from January 1, 2011 to December 31, 2012, we reimbursed our advisor $1,291,912 for acquisition expenses.

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
Operating Expense Reimbursement and Guaranty Agreement
On May 25, 2011, we entered into an Operating Expense Reimbursement and Guaranty Agreement, or the “Reimbursement Agreement,” which was subsequently amended on December 21, 2011. Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of our advisory agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), our total operating expenses as of March 31, 2011 exceeded the 2%/25% Guidelines, measured for our entire operating history through June 30, 2012, then our advisor would be required to reimburse us for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). As of June 30, 2012, our total operating expenses as of March 31, 2011 did not exceed the 2%/25% Guidelines; therefore, no amount was due from the advisor. In connection with the Reimbursement Agreement, our advisor agreed to pay all of our operating expenses beginning April 1, 2011, until such time as our cumulative operating expenses are below the cumulative 2%/25% Guidelines. As of December 31, 2012, our cumulative operating expenses were below the cumulative 2%/25% Guidelines.

Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our ongoing public offering of common stock is Steadfast Capital Markets Group, LLC, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, Steadfast Capital Markets Group is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with Steadfast Capital Markets Group provides for the following compensation:

•
We pay our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares, all of which may be reallowed to participating broker-dealers. For the period from January 1, 2011 to December 31, 2012, we paid $12,921,728 in selling commissions to our dealer manager.

•
We pay our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares, a portion of which may be reallowed to participating broker-dealers. For the period from January 1, 2011 to December 31, 2012, we paid $7,431,454 in dealer manager fees to our dealer manager.

Property Management Fees Paid to Our Property Manager
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 28 of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a certain percentage of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the period from January 1, 2011 to December 31, 2012, we have paid property management fees of $1,017,315 to our property manager.
Stock Purchase Plan
On November 15, 2012, we entered into a Stock Purchase Plan, or the plan, with Ella Shaw Neyland, our President and a member of our board of directors, whereby Ms. Neyland has agreed to invest $5,529.60 for 600 shares of our common stock pursuant to our public offering on the first day of each fiscal quarter. The purchase of shares of our common stock by Ms. Neyland pursuant to the plan commenced on January 1, 2013 and will terminate on the earliest to occur of (1) November 15, 2013, (2) the termination of our public offering, (3) any suspension of our public offering by our board of directors or a regulatory body, (4) the date upon which the purchase of stock would cause the aggregate number of shares of stock owned by Ms. Neyland to exceed the ownership limits set forth in our charter, or (5) the termination of Ms. Neyland’s employment with Steadfast REIT Services, Inc. and its affiliates. The shares will be purchased pursuant to the plan at a price of $9.2160 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.
Currently Proposed Transactions.
Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
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
We have also adopted a Code of Ethics that applies to each of our officers and directors, which we refer to as “covered persons.” The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our advisor and their respective affiliates.

Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors and all of the members of the audit committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our board of directors has determined that Scot B. Barker, Larry H. Dale, Kerry Dean Vandell and Ned Brines each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2012 and 2011, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
Pre-Approval Policies
The audit committee charter imposes a duty on our audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, our audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. Our audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Ernst & Young for the years ended December 31, 2012 and 2011 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit fees	$570,113	$499,365
Audit-related fees	181,475	146,347
Tax fees	47,600	36,173
All other fees	1,995	1,995
Total	$801,183	$683,880

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
The following financial statement schedule is included herein at page F-43 of this report:
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
10.6
Real Estate Purchase and Sale Agreement With Escrow Instructions, dated as February 16, 2011, by and between Arbor Pointe, L.P. and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 10, 2011)

10.7	Notice, dated April 11, 2011, from Steadfast Asset Holdings, Inc. to Arbor Pointe, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 10, 2011)
10.8
Assignment and Assumption of Purchase Agreement, dated May 5, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Arbor Pointe, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 10, 2011)

10.9
Property Management Agreement, dated as of May 5, 2011, by and between SIR Arbor Pointe, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 10, 2011)

10.10
Multifamily Note, dated May 4, 2011, by SIR Arbor Pointe, LLC in favor of PNC Bank, National Association and Acknowledgement and Agreement of Key Principal to Personal Liability for Exceptions to Non-Recourse Liability by Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 10, 2011)

10.11
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 10, 2011)

10.12
Assignment of Management Agreement, dated as of May 4, 2011, by and among SIR Arbor Pointe, LLC, Steadfast Management Co., Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 10, 2011)

10.13
Operating Expense Reimbursement and Guaranty Agreement, dated as of May 25, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC, Beacon Bay Holdings, LLC and Rodney F. Emery (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 25, 2011)

10.14
Amendment No. 1 to the Operating Expense Reimbursement and Guaranty Agreement, dated as of December 21, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC, Beacon Bay Holdings, LLC and Rodney F. Emery (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 22, 2011)

10.15
Purchase and Sale Agreement and Joint Escrow Instructions, dated May 3, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 17, 2011)

10.16
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 8, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 17, 2011)

10.17
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 10, 2011, by and between Olathe Housing Associates Limited Partnership and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 17, 2011)

10.18
Assignment and Assumption of Purchase Agreement, dated as of June 13, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Clarion Park, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 17, 2011)

10.19
Property Management Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and Steadfast Management Co., Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2011)

10.20
Multifamily Note, dated as of June 28, 2011, by SIR Clarion Park, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 6, 2011)

10.21
Multifamily Loan and Security Agreement, dated as of June 28, 2011, by and between SIR Clarion Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 6, 2011)

10.22
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 28, 2011, by and among SIR Clarion Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 6, 2011)

10.23
Guaranty of Non-Recourse Obligations, dated as of June 28, 2011, by and between Steadfast Income REIT, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 6, 2011)

10.24
Purchase and Sale Agreement and Joint Escrow Instructions, dated June 24, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 19, 2011)

10.25
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated June 30, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 19, 2011)

10.26
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated July 8, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 19, 2011)

10.27
Written notice of exercise of extension option pursuant to the Purchase and Sale Agreement and Joint Escrow Instructions, dated June 24, 2011, by and between Cooper Creek Village, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 19, 2011)

10.28
Assignment and Assumption of Purchase Agreement, dated as of August 15, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Cooper Creek, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 19, 2011)

10.29
Property Management Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 30, 2011)

10.30
Multifamily Note, dated as of August 24, 2011, by SIR Cooper Creek, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 30, 2011)

10.31
Multifamily Loan and Security Agreement, dated as of August 24, 2011, by and between SIR Cooper Creek, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 30, 2011)

10.32
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 24, 2011, by and among SIR Cooper Creek, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 30, 2011)

10.33
Guaranty of Non-Recourse Obligations, dated as of August 24, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 30, 2011)

10.34
Environmental Indemnity Agreement, dated August 24, 2011, by SIR Cooper Creek, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed August 30, 2011)

10.35
Real Estate Purchase and Sale Agreement With Escrow Instructions, dated as of November 3, 2011, by and between Truman Farm Villas, L.P. and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 7, 2011)

10.36
Assignment and Assumption of Purchase Agreement, dated as of December 1, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Truman Farm, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 7, 2011)

10.37
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 21, 2011, by and between Windsor on the River, LLC and Steadfast Asset Holdings, Inc. LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 7, 2011)

10.38
Assignment and Assumption of Purchase Agreement, dated as of December 1, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Windsor On The River, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 7, 2011)

10.39
Assignment and Assumption of Purchase Agreement, dated as of December 19, 2011, by and between Steadfast Asset Holdings, Inc. and SIR EBT Lofts, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 22, 2011)

10.40
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 25, 2011, by and between Steadfast Asset Holdings, Inc. and EBT Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 22, 2011)

10.41
Assignment and Assumption of Purchase Agreement, dated as of December 19, 2011, by and between Steadfast Asset Holdings, Inc. and SIR Prairie Walk, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 22, 2011)

10.42
Agreement of Purchase and Sale, dated as of November 30, 2011, by and between Steadfast Asset Holdings, Inc. and Prairie Walk, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 22, 2011)

10.43
Property Management Agreement, dated as of December 22, 2011, by and between SIR Truman Farm, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 29, 2011)

10.44
Property Management Agreement, dated as of December 22, 2011, by and between SIR Prairie Walk, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 29, 2011)

10.45
Multifamily Note, dated December 22, 2011, by SIR Truman Farm, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 29, 2011)

10.46
Multifamily Loan and Security Agreement, dated as of December 22, 2011, by and between SIR Truman Farm, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 29, 2011)

10.47
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 22, 2011, by and among SIR Truman Farm, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 29, 2011)

10.48
Guaranty of Non-Recourse Obligations, dated as of December 22, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 29, 2011)

10.49
Environmental Indemnity Agreement, dated December 22, 2011, by SIR Truman Farm, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 29, 2011)

10.50
Multifamily Note, dated December 22, 2011, by SIR Prairie Walk, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 29, 2011)

10.51
Multifamily Loan and Security Agreement, dated as of December 22, 2011, by and between SIR Prairie Walk, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 29, 2011)

10.52
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 22, 2011, by and among SIR Prairie Walk, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed December 29, 2011)

10.53
Guaranty of Non-Recourse Obligations, dated as of December 22, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed December 29, 2011)

10.54
Environmental Indemnity Agreement, dated December 22, 2011, by SIR Prairie Walk, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 29, 2011)

10.55
Property Management Agreement, dated as of December 30, 2011, by and between SIR EBT Lofts, LLC and Embassy Properties Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 5, 2012)

10.56
Multifamily Note, dated December 30, 2011, by SIR EBT Lofts, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 5, 2012)

10.57
Multifamily Loan and Security Agreement (Non-Recourse), dated as of December 30, 2011, by and between SIR EBT Lofts, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 5, 2012)

10.58
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 30, 2011, by and among SIR EBT Lofts, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 5, 2012)

10.59
Assignment of Management Agreement, dated as of December 30, 2011, dated as of December 30, 2011, by and among SIR EBT Lofts, LLC, PNC Bank, National Association and Embassy Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 5, 2012)

10.60
Guaranty of Non-Recourse Obligations, dated as of December 30, 2011, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 5, 2012)

10.61
Environmental Indemnity Agreement, dated December 30, 2011, by SIR EBT Lofts, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 5, 2012)

10.62
Property Management Agreement, dated as of January 26, 2012, by and between SIR Windsor On The River, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2012)

10.63
Assumption Agreement, dated as of January 26, 2012, by and among Windsor on the River, LLC, SIR Windsor On The River, LLC and The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2012)

10.64
Loan Agreement, dated as of May 1, 2007, by and between Iowa Finance Authority and Windsor On The River, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed February 1, 2012)

10.65
Promissory Note (Series 2007A), dated as of February 1, 2008, by Windsor On The River, LLC in favor of The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed February 1, 2012)

10.66
Reimbursement and Credit Agreement, dated as of January 26, 2012, by and between SIR Windsor on the River, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed February 1, 2012)

10.67
Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture filing, dated as of January 26, 2012, by SIR Windsor on the River, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed February 1, 2012)

10.68
Pledge and Security Agreement, dated as of January 26, 2012, by and among SIR Windsor on the River, LLC, The Bank Of New York Trust Company, N.A. and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed February 1, 2012)

10.69
Guaranty Agreement, dated as of January 26, 2012, by Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed February 1, 2012)

10.70
Hazardous Materials Indemnity Agreement, dated as of January 26, 2012, by SIR Windsor on the River, LLC and Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed February 1, 2012)

10.71
Land Use Restriction Agreement, dated as of November 1, 2007, by and between Iowa Finance Authority, Windsor On The River, LLC and The Bank Of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed February 1, 2012)

10.72
Remarketing Agreement, dated as of May 1, 2007, between Stern Brothers & Co. and Windsor on the River, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed February 1, 2012)

10.73
Purchase Contract (Renaissance at St. Andrews Apartments), dated as of December 30, 2011, by and between REDUS Kentucky, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 24, 2012)

10.74
Assignment and Assumption of Purchase Agreement, dated as of February 17, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Renaissance, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 24, 2012)

10.75
Property Management Agreement, dated as of February 17, 2012, by and between SIR Renaissance, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed February 24, 2012)

10.76
Multifamily Note, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed February 24, 2012)

10.77
Multifamily Loan and Security Agreement (Non-Recourse), dated as of February 17, 2012, by and between SIR Renaissance, LLC and W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed February 24, 2012)

10.78
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed February 24, 2012)

10.79
Guaranty of Non-Recourse Obligations, dated as of February 17, 2012, by Steadfast Income REIT, Inc. in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed February 24, 2012)

10.80
Environmental Indemnity Agreement, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed February 24, 2012)

10.81
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2011, by and between WC/TP Spring Creek, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 15, 2012)

10.82
Assignment and Assumption of Purchase Agreement, dated as of March 9, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Spring Creek, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 15, 2012)

10.83
Property Management Agreement, dated as of March 9, 2012, by and between SIR Spring Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 15, 2012)

10.84
Assumption Agreement, dated as of March 9, 2012, by and among U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702, WC/TP Spring Creek, LLC, SIR Spring Creek, LLC, John A. Wensigner, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 15, 2012)

10.85
Multifamily Note, effective as of January 31, 2011, by WC/TP Spring Creek, LLC in favor of Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 15, 2012)

10.86
Allonge to Note, dated as of March 9, 2012, by SIR Spring Creek, LLC in favor of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 15, 2012)

10.87
Multifamily Mortgage, Assignment of Rents and Security Agreement (Oklahoma - Revision Date 03-31-2008), dated as of January 31, 2011, by and between WC/TP Spring Creek, LLC and Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 15, 2012)

10.88
Assignment of Management Agreement and Subordination of Management Fees, dated as of March 9, 2012, by and between SIR Spring Creek, LLC, Steadfast Management Company, Inc. and U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 15, 2012)

10.89
Guaranty, dated as of March 9, 2012, by Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. for the benefit of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 15, 2012)

10.90
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of April 11, 2012, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 16, 2012)

10.91
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 27, 2012, by and between Steadfast Asset Holdings, Inc. and Montclair Parc Apartments Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 16, 2012)

10.92
Assignment and Assumption of Purchase Agreement, dated as of April 10, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 16, 2012)

10.93
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated April 11, 2012, by and between Montclair Park Apartments Limited Partnership and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 16, 2012)

10.94
Multifamily Note, dated April 12, 2012, by SIR Lincoln Tower, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed April 16, 2012)

10.95
Multifamily Loan and Security Agreement, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed April 16, 2012)

10.96
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed April 16, 2012)

10.97
Guaranty of Non-Recourse Obligations, dated as of April 12, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed April 16, 2012)

10.98
Environmental Indemnity Agreement, dated April 12, 2012, by SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed April 16, 2012)

10.99
Assignment of Management Agreement, dated as of April 12, 2012, by and among SIR Lincoln Tower, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed April 16, 2012)

10.100
Property Management Agreement, dated as of April 26, 2012, by and between Steadfast Management Company, Inc. and Sir Montclair Parc, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2012)

10.101
Multifamily Note, dated as of April 26, 2012, by SIR Montclair Parc, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 2, 2012)

10.102
Multifamily Loan and Security Agreement (Non-Recourse), dated as of April 26, 2012, by and between SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 2, 2012)

10.103
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 2, 2012)

10.104
Assignment of Management Agreement, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 2, 2012)

10.105
Guaranty of Non-Recourse Obligations, dated as of April 26, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 2, 2012)

10.106
Environmental Indemnity Agreement, dated as of April 26, 2012, by SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 2, 2012)

10.107
Purchase and Sale Agreement, dated as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC and First American Title Insurance Company in its capacity as title insurer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2012)

10.108
First Amendment to Purchase and Sale Agreement, dated as of March 19, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 31, 2012)

10.109
Second Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 31, 2012)

10.110
Assignment and Assumption of Purchase Agreement, dated as of May 24, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 31, 2012)

10.111
Property Management Agreement, made as of May 24, 2012, by and between Steadfast Management Company, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 31, 2012)

10.112
Multifamily Note, effective as of May 24, 2012, by SIR Sonoma Grande, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 31, 2012)

10.113
Multifamily Loan and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 31, 2012)

10.114
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed May 31, 2012)

10.115
Guaranty, effective as of May 24, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed May 31, 2012)

10.116
Assignment of Management Agreement and Subordination of Management Fees, effective as of May 24, 2012, by and among SIR Sonoma Grande, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed May 31, 2012)

10.117
Purchase and Sale Agreement, made as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC and First American Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2012)

10.118
First Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 6, 2012)

10.119
Assignment and Assumption of Purchase Agreement, dated as of June 29, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 6, 2012)

10.120
Property Management Agreement, made as of June 29, 2012, by and between Steadfast Management Company, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 6, 2012)

10.121
Assumption Agreement, effective as of June 29, 2012, by and among Estancia Tulsa, LLC, SIR Estancia, LLC, Federal Home Loan Mortgage Corporation, Flournoy Development Company, LLC, and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 6, 2012)

10.122
Multifamily Note, effective as of September 6, 2007, by Estancia Tulsa, LLC in favor of CBRE Melody & Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 6, 2012)

10.123
Multifamily Mortgage, Assignment of Rents and Security Agreement, made as of September 6, 2007, by and between Estancia Tulsa, LLC and CBRE Melody & Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2012)

10.124
Guaranty, effective as of June 29, 2012 by Steadfast Income REIT, Inc. to and for the benefit of Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 6, 2012)

10.125
Subordination of Management Agreement, effective as of June 29, 2012, by and between SIR Estancia, LLC, and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 6, 2012)

10.126
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between Steadfast Asset Holdings, Inc. and Gary L. Schottenstein and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 4, 2012)

10.127
Assignment and Assumption of Purchase Agreement, dated as of September 11, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 4, 2012)

10.128
Membership Interests Assignment and Assumption, made and entered into effective as of September 11, 2012, by and between Gary L. Schottenstein and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 4, 2012)

10.129
Property Management Agreement, made and entered into as of September 11, 2012, by and between Steadfast Management Company, Inc. and Hilliard Park Partners, L.L.C (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 4, 2012)

10.130
Multifamily Note, effective as of September 28, 2012, by Hilliard Park Partners, L.L.C. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 4, 2012)

10.131
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Park Partners, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 4, 2012)

10.132
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 4, 2012)

10.133
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 4, 2012)

10.134
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 4, 2012)

10.135
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., Steadfast Asset Holdings, Inc., and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed October 4, 2012)

10.136
Assignment and Assumption of Purchase Agreement, dated as of September 28, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed October 4, 2012)

10.137
Membership Interests Assignment and Assumption, made and entered into effective as of September 28, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed October 4, 2012)

10.138
Property Management Agreement, made and entered into as of September 28, 2012, by and between Steadfast Management Company, Inc. and Hilliard Meadows Apartments, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed October 4, 2012)

10.139
Multifamily Note, effective as of September 28, 2012, by Hilliard Meadows Apartments, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed October 4, 2012)

10.140
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Meadows Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed October 4, 2012)

10.141
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed October 4, 2012)

10.142
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed October 4, 2012)

10.143
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed October 4, 2012)

10.144
Purchase and Sale Agreement and Joint Escrow Instructions, dated November 5, 2012, by and between Steadfast Asset Holdings, Inc., RML Construction, LLP and Chicago Title Insurance Company, in its capacity as Escrow Officer, and acknowledged and agreed to by Forty/57, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 27, 2012)

10.145
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 10, 2012, by and between Steadfast Asset Holdings, Inc. and RML Construction, LLP (incorporated by reference to Exhibit 10.2 to the Registration’s Form 8-K filed December 27, 2012)

10.146
Assignment and Assumption of Purchase Agreement, dated as of December 20, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Forty 57, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 27, 2012)

10.147
Property Management Agreement, dated as of December 20, 2012, by and between Steadfast Management Company, Inc. and SIR Forty 57, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 27, 2012)

10.148
Multifamily Note, effective as of December 20, 2012, by SIR Forty 57, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 27, 2012)

10.149
Multifamily Loan and Security Agreement, dated as of December 20, 2012, by and between SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 27, 2012)

10.150
Multifamily Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 20, 2012, by and among SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 27, 2012)

10.151
Guaranty, dated as of December 20, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 27, 2012)

10.152
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of November 2, 2012, by and between Steadfast Asset Holdings, Inc., Gary L. Schottenstein, Brett Kaufman and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 7, 2013)

10.153
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of November 13, 2012, by and between Steadfast Asset Holdings, Inc., Gary L. Schottenstein and Brett Kaufman (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 7, 2013)

10.154
Assignment and Assumption of Purchase Agreement, dated as of December 31, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Grand, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 7, 2013)

10.155
Membership Interests Assignment and Assumption, made and entered into effective as of December 31, 2012, by and between Gary L. Schottenstein and SIR Hilliard Grand, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 7, 2013)

10.156
Property Management Agreement, made and entered into as of December 31, 2012, by and between Steadfast Management Company, Inc. and Hilliard Grand Apartments, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 7, 2013)

10.157
Mortgage Note, effective as of July 27, 2010, by Hilliard Grand Apartments, LLC in favor of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 7, 2013)

10.158
Modification of Mortgage Note, dated as of December 31, 2012, by and between Hilliard Grand Apartments, LLC in favor of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 7, 2013)

10.159
Loan Modification Agreement, made as of December 28, 2012, by and among Hilliard Grand Apartments, LLC, Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed January 7, 2013)

10.160
Open-End Mortgage Deed, dated as of July 27, 2010, by Hilliard Grand Apartments, LLC to and for the benefit of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed January 7, 2013)

21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated March 27, 2013 announcing financial results for the year ended December 31, 2012
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Schema Document (Furnished herewith)
101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)
101.LAB	XBRL Labels Linkbase Document (Furnished herewith)
101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)
101.DEF	XBRL Definition Linkbase Document (Furnishced herewith)

STEADFAST INCOME REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Income REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 27, 2013

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Assets:
Real Estate:
Land	$52,128,526	$5,648,561
Building and improvements	512,420,903	61,552,400
Tenant origination and absorption costs	13,496,020	2,665,720
Total real estate, cost	578,045,449	69,866,681
Less accumulated depreciation and amortization	(18,073,362)	(3,115,505)
Total real estate, net	559,972,087	66,751,176
Cash and cash equivalents	9,528,664	12,200,681
Restricted cash	5,467,219	818,348
Rents and other receivables	1,414,875	609,203
Deferred financing costs and other assets, net	6,203,711	1,472,853
Total assets	$582,586,556	$81,852,261
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$8,536,953	$1,629,479
Below-market leases, net	301,349	—
Notes payable:
Mortgage notes payable, net	408,802,388	47,973,049
Revolving credit facility	5,000,000	—
Total notes payable, net	413,802,388	47,973,049
Distributions payable	1,343,399	254,592
Due to affiliates, net	3,471,796	1,386,065
Total liabilities	427,455,885	51,243,185
Commitments and contingencies (Note 9)
Redeemable common stock	3,049,521	385,458
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 22,908,859 and 4,638,699 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	229,086	46,387
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	10	10
Additional paid-in capital	191,130,977	38,260,059
Cumulative distributions and net losses	(39,278,923)	(8,082,838)
Total stockholders’ equity	152,081,150	30,223,618
Noncontrolling interest	—	—
Total equity	152,081,150	30,223,618
Total liabilities and equity	$582,586,556	$81,852,261
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
	2012	2011	2010
Revenues:
Rental income	$27,955,977	$5,162,314	$771,429
Tenant reimbursements and other	2,630,955	547,859	56,801
Total revenues	30,586,932	5,710,173	828,230
Expenses:
Operating, maintenance and management	8,687,480	2,055,544	348,103
Real estate taxes and insurance	3,721,952	756,403	109,263
Fees to affiliates	13,127,558	1,519,026	419,694
Depreciation and amortization	14,957,857	2,577,462	540,572
Interest expense	6,291,193	1,186,938	164,677
General and administrative expenses	3,085,470	782,665	1,085,596
Acquisition costs	3,275,349	881,145	323,906
	53,146,859	9,759,183	2,991,811
Net loss	(22,559,927)	(4,049,010)	(2,163,581)
Net loss attributable to noncontrolling interest	—	—	1,000
Net loss attributable to common stockholders	$(22,559,927)	$(4,049,010)	$(2,162,581)
Net loss per common share — basic and diluted	$(1.84)	$(1.72)	$(4.27)
Weighted average number of common shares outstanding — basic and diluted	12,238,094	2,358,867	506,003
Distributions declared	$8,636,158	$1,640,845	$230,402
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

	Stockholders’ Equity
	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total Equity
BALANCE, December 31, 2009	22,223	$222	1,000	$10	$200,775	$—	$201,007	$1,000	$202,007
Issuance of common stock	1,162,060	11,621	—	—	10,893,889	—	10,905,510	—	10,905,510
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(927,042)	—	(927,042)	—	(927,042)
Transfers to redeemable common stock	—	—	—	—	(57,827)	—	(57,827)	—	(57,827)
Other offering costs to affiliates	—	—	—	—	(596,561)	—	(596,561)	—	(596,561)
Distributions declared	—	—	—	—	—	(230,402)	(230,402)	—	(230,402)
Amortization of stock-based compensation	—	—	—	—	54,774	—	54,774	—	54,774
Net loss for the year ended December 31, 2010	—	—	—	—	—	(2,162,581)	(2,162,581)	(1,000)	(2,163,581)
BALANCE, December 31, 2010	1,184,283	11,843	1,000	10	9,568,008	(2,392,983)	7,186,878	—	7,186,878
Issuance of common stock	3,454,416	34,544	—	—	34,217,712	—	34,252,256	—	34,252,256
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(3,198,703)	—	(3,198,703)	—	(3,198,703)
Transfers to redeemable common stock	—	—	—	—	(539,220)	—	(539,220)	—	(539,220)
Other offering costs to affiliates	—	—	—	—	(1,849,905)	—	(1,849,905)	—	(1,849,905)
Distributions declared	—	—	—	—	—	(1,640,845)	(1,640,845)	—	(1,640,845)
Amortization of stock-based compensation	—	—	—	—	62,167	—	62,167	—	62,167
Net loss for the year ended December 31, 2011	—	—	—	—	—	(4,049,010)	(4,049,010)	—	(4,049,010)
BALANCE, December 31, 2011	4,638,699	46,387	1,000	10	38,260,059	(8,082,838)	30,223,618	—	30,223,618
Issuance of common stock	18,314,135	183,139	—	—	182,891,102	—	183,074,241	—	183,074,241
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,154,479)	—	(17,154,479)	—	(17,154,479)
Transfers to redeemable common stock	—	—	—	—	(2,722,156)	—	(2,722,156)	—	(2,722,156)
Redemption of common stock	(43,975)	(440)	—	—	(417,293)	—	(417,733)	—	(417,733)
Other offering costs to affiliates	—	—	—	—	(9,820,681)	—	(9,820,681)	—	(9,820,681)
Distributions declared	—	—	—	—	—	(8,636,158)	(8,636,158)	—	(8,636,158)
Amortization of stock-based compensation	—	—	—	—	94,425	—	94,425	—	94,425
Net loss for the year ended December 31, 2012	—	—	—	—	—	(22,559,927)	(22,559,927)	—	(22,559,927)
BALANCE, December 31, 2012	22,908,859	$229,086	1,000	$10	$191,130,977	$(39,278,923)	$152,081,150	$—	$152,081,150
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(22,559,927)	$(4,049,010)	$(2,163,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,957,857	2,577,462	540,572
Accretion of below-market leases	(138,703)	—	—
Amortization of deferred finance costs	225,614	32,964	1,110
Stock-based compensation	94,425	94,667	96,646
Amortization of loan premium	(332,348)	—	—
Change in fair value of interest rate caps	162,761	—	—
Changes in operating assets and liabilities:
Restricted cash - operating activities	(4,062,793)	(195,574)	—
Rents and other receivables	(720,767)	(77,567)	(25,685)
Other assets	(1,070,522)	(90,273)	(111,134)
Accounts payable and accrued liabilities	6,816,685	586,390	831,501
Due to affiliates, net	2,064,522	919,668	374,695
Net cash used in operating activities	(4,563,196)	(201,273)	(455,876)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(378,132,177)	(51,910,000)	(10,900,000)
Addition to real estate investments	(3,116,467)	(406,886)	(2,324)
Escrow deposits for pending real estate acquisitions	(374,900)	(893,871)	—
Restricted cash - investing activities	(586,078)	(622,774)	—
Purchase of interest rate cap	(295,870)	—	—
Net cash used in investing activities	(382,505,492)	(53,833,531)	(10,902,324)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	249,104,000	36,415,000	5,000,000
Principal payments on mortgage notes payable	(14,432,386)	(91,951)	—
Borrowings from credit facility	5,000,000	—	—
Proceeds from issuance of common stock	179,849,886	33,244,982	10,735,413
Payments of commissions on sales of common stock and related dealer manager fees to affiliates	(17,154,479)	(3,198,703)	(927,042)
Reimbursement of other offering costs to affiliates	(9,799,471)	(1,765,418)	(589,345)
Payment of deferred financing costs	(3,377,941)	(339,150)	(72,500)
Distributions paid to common stockholders	(4,375,205)	(887,472)	(132,136)
Redemption of common stock	(417,733)	—	—
Net cash provided by financing activities	384,396,671	63,377,288	14,014,390
Net increase in cash and cash equivalents	(2,672,017)	9,342,484	2,656,190
Cash and cash equivalents, beginning of period	12,200,681	2,858,197	202,007
Cash and cash equivalents, end of period	$9,528,664	$12,200,681	$2,858,197

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,518,378	$1,051,907	$129,627
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$1,088,807	$191,026	$63,566
Assumption of mortgage notes payable to acquire real estate	$124,215,072	$—	$—
Premium on assumed mortgage notes payable	$3,370,366	$—	$—
Issuance of mortgage notes payable to acquire real estate	$2,275,000	$—	$6,650,000
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$3,172,149	$562,347	$34,700

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

1.	Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
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
As of December 31, 2012, the Company owned 30 multifamily properties comprising a total of 6,690 apartment homes and 8,995 square feet of rentable commercial space. For more information on the Company’s real estate portfolio, see Note 3.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 15,789,474 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering ”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced the Public Offering on July 19, 2010. The Company may reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. The Company’s board of directors may again, in its sole discretion, change the price at which the Company offers shares of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

common stock to the public in the Primary Offering or to its stockholders pursuant to the DRP to reflect future changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
From the commencement of the Public Offering on July 19, 2010 to December 31, 2012, the Company sold 22,244,340 shares of common stock in the Public Offering for gross proceeds of $222,327,700, including 393,471 shares of common stock issued pursuant to the DRP for gross offering proceeds of $3,771,655.
The Company intends to use substantially all of the net proceeds from the Public Offering to continue to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also selectively invest in other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 4, 2013. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.
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
Square footage, occupancy and other measures used to describe real estate included in the notes to consolidated financial statements are presented on an unaudited basis.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs are expensed as incurred. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are generally expensed as incurred.
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
DECEMBER 31, 2012

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2012 and 2011, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2012 and 2011, the Company had a restricted cash balance of $5,467,219 and $818,348, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
Derivative Financial Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates. As of December 31, 2012, the Company’s derivative instruments include an interest rate cap based on the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index.
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
As of December 31, 2012, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
DECEMBER 31, 2012

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
Interest rate caps - These derivatives did not qualify as fair value hedges. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the caps. Therefore, the Company’s interest rate caps were classified within Level 2 of the fair value hierarchy.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate caps	$—	$133,109	$—
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
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and accrued liabilities and the revolving line of credit to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2012 and 2011, the fair

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

value of the mortgage notes payable was $410,709,202 and $48,555,347, respectively, compared to the carrying value of $408,802,388 and $47,973,049, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012. Each day during the period from January 1, 2012 through December 31, 2012 was a record date for distributions.
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
Pursuant to the Advisory Agreement and the dealer manager agreement by and among the Company, the Operating Partnership and the Dealer Manager (the “Dealer Manager Agreement”), the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that, within 60 days of the end of the month in which the Public Offering terminates, the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the completed Public Offering exceed 15% of gross offering proceeds of the completed Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.
Reimbursements to the Advisor, the Dealer Manager, or their affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2012, the Company recorded operating expenses of $1,427,993, which is included in general and administrative expenses in the accompanying statement of operations. Operating expenses of $159,104 remain payable and are included in due to affiliates in the accompanying balance sheet as of December 31, 2012.
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
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2012 and 2011, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2012 and 2011. As of December 31, 2012, the Company’s tax returns for calendar years 2011 and 2010 remain subject to examination by major tax jurisdictions.
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
DECEMBER 31, 2012

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
Recently Issued Accounting Standards
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
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and was originally to be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income by component in both the statement and the statement where the reclassification is presented. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

3.	Real Estate
As of December 31, 2012, the Company owned 30 multifamily properties. The following table provides summary information regarding the Company’s property portfolio:

	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Occupancy as of		Average Monthly Rent as of
							Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
1	Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$8,652,963	96.8%	94.2%	$827	$812
2	Park Place Condominiums	Des Moines, IA	12/22/2010	149	8,158,500	5,000,000	88.6%	91.8%	778	755
3	Arbor Pointe Apartments(1)	Louisville, KY	5/5/2011	130	6,500,000	5,087,013	95.4%	96.9%	767	748
4	Clarion Park Apartments(1)	Olathe, KS	6/28/2011	220	11,215,000	8,778,412	95.5%	98.2%	683	668
5	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,743,782	95.1%	86.2%	903	862
6	Truman Farm Villas(2)	Grandview, MO	12/22/2011	200	9,100,000	5,915,000	96.5%	92.5%	653	642
7	Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,965,000	95.3%	94.5%	600	613
8	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,590,000	98.0%	97.1%	881	857
9	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	88.0%		718
10	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	9,084,000	93.5%		678
11	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	14,236,229	92.9%		813
12	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	24,766,709	88.6%		903
13	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	91.4%		922
14	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	22,203,718	95.2%		936
15	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,817,796	94.0%		855
16	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,400,000	94.4%		857
17	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,860,000	92.0%		988
18	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012	178	16,500,000	11,550,000	95.5%		1,024
19	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,800,000	93.8%		1,049

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Occupancy as of		Average Monthly Rent as of
							Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
20	Springmarc Apartments	San Marcos, TX	10/19/2012	240	$21,850,000	$15,470,000	88.8%		$951
21	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	58.6%		766
22	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,712,000	91.1%		720
23	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,562,000	96.5%		1,004
24	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	15,187,000	97.7%		1,001
25	Forty-57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,500,000	87.2%		836
26	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	6,200,000	97.8%		976
27	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,900,000	92.7%		847
28	South Pointe at Valley Farms	Louisville, KY	12/28/2012	32	5,275,000	2,275,000	93.8%		971
29	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	14,250,000	91.8%		796
30	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	29,255,766	92.0%		1,178
				6,690	$570,808,500	$408,802,388	92.4%	94.1%	$863	$745
________________

(1)	100% of the units are required to be rented to tenants earning no more than 60% of the areas median income.

(2)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the area’s median income.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The purchase price for the Company’s acquisitions during the year ended December 31, 2012 was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Purchase Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Below-Market Leases	Premium on Assumed Liabilities(1)	Total Purchase Price
Windsor on the River Apartments	1/26/2012	$3,381,946	$28,425,125	$1,192,929	$—	$—	$33,000,000
Renaissance St. Andrews Apartments	2/17/2012	838,685	11,418,911	242,404	—	—	12,500,000
Spring Creek Apartments	3/9/2012	2,346,503	17,196,951	405,392	—	(598,846)	19,350,000
Montclair Parc Apartments	4/26/2012	3,325,556	31,238,849	1,185,595	—	—	35,750,000
Sonoma Grande Apartments	5/24/2012	2,737,794	28,912,593	549,613	—	—	32,200,000
Estancia Apartments	6/29/2012	2,544,634	26,719,064	521,564	—	(1,885,262)	27,900,000
Montelena Apartments	7/13/2012	1,860,351	16,920,747	455,160	—	(886,258)	18,350,000
Valley Farms Apartments	8/30/2012	724,771	14,114,640	260,589	—	—	15,100,000
Hilliard Park Apartments	9/11/2012	1,413,437	18,079,371	405,321	(98,129)	—	19,800,000
Sycamore Terrace Apartments	9/20/2012	939,537	15,216,448	344,015	—	—	16,500,000
Hilliard Summit Apartments	9/28/2012	1,536,795	22,190,376	448,652	(75,823)	—	24,100,000
Springmarc Apartments	10/19/2012	1,917,909	19,596,051	431,878	(95,838)	—	21,850,000
Renaissance at St. Andrews Condominiums	10/31/2012	92,255	1,256,080	26,665	—	—	1,375,000
Ashley Oaks Apartments	11/29/2012	3,819,796	26,234,422	735,782	—	—	30,790,000
Arrowhead Apartments	11/30/2012	2,094,728	14,252,673	402,599	—	—	16,750,000
The Moorings Apartments	11/30/2012	2,250,208	17,578,326	421,466	—	—	20,250,000
Forty-57 Apartments	12/20/2012	3,055,614	48,682,501	761,885	—	—	52,500,000
Keystone Farms Apartments	12/28/2012	1,052,401	7,167,740	179,859	—	—	8,400,000
Riverford Crossing Apartments	12/28/2012	2,595,387	26,862,579	542,034	—	—	30,000,000
South Pointe at Valley Farms	12/28/2012	2,212,402	2,996,562	66,036	—	—	5,275,000
Montecito Apartments	12/31/2012	3,081,522	15,484,282	434,196	—	—	19,000,000
Hilliard Grand Apartments	12/31/2012	2,657,734	37,195,861	816,667	(170,262)	—	40,500,000
		$46,479,965	$447,740,152	$10,830,301	$(440,052)	$(3,370,366)	$501,240,000
________________

(1)	Loan premiums are amortized to interest expense over the remaining term of the assumed loan.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

As of December 31, 2012 and 2011, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2012
	Assets				Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate	Below-Market Leases
Investments in real estate	$52,128,526	$512,420,903	$13,496,020	$578,045,449	$(440,052)
Less: Accumulated depreciation and amortization	—	(9,515,773)	(8,557,589)	(18,073,362)	138,703
Net investments in real estate and related lease intangibles	$52,128,526	$502,905,130	$4,938,431	$559,972,087	$(301,349)

	December 31, 2011
	Assets				Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate	Below-Market Leases
Investments in real estate	$5,648,561	$61,552,400	$2,665,720	$69,866,681	$—
Less: Accumulated depreciation and amortization	—	(1,300,934)	(1,814,571)	(3,115,505)	—
Net investments in real estate and related lease intangibles	$5,648,561	$60,251,466	$851,149	$66,751,176	$—
Depreciation and amortization expense was $14,957,857 and $2,577,462 for the years ended December 31, 2012 and 2011, respectively.
The increase in net loss as a result of amortization of the Company’s tenant origination and absorption costs for the years ended December 31, 2012 and 2011 was $6,743,018 and $1,423,927, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the years ended December 31, 2012 and 2011 was $138,703 and $0. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
Operating Leases
As of December 31, 2012, the Company’s real estate portfolio comprised 6,690 residential apartment homes and was 95.2% leased by a diverse group of residents. For the year ended December 31, 2012, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. For the year ended December 31, 2011, the Company’s real estate portfolio earned approximately 97% and 3% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,809,508 and $440,822 as of December 31, 2012 and 2011, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2012 and thereafter is as follows:

2013	$166,739
2014	69,167
2015	29,518
2016	1,109
Thereafter	—
$266,533
As of December 31, 2012 and 2011, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

4.	Deferred Financing Costs and Other Assets
As of December 31, 2012 and 2011, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	December 31, 2012	December 31, 2011
Deferred financing costs	$3,789,591	$411,650
Less: accumulated amortization	(259,688)	(34,074)
	3,529,903	377,576
Prepaid expenses	975,843	147,719
Interest rate caps	133,109	—
Escrow deposits for pending real estate acquisitions	1,175,100	800,200
Deposits	389,756	147,358
	$6,203,711	$1,472,853

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

5.	Debt
Notes Payable
The following is a summary of notes payable secured by real property as of December 31, 2012 and 2011:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2012	December 31, 2011
1	Lincoln Tower Property	Principal and interest	May 1, 2019	3.66%	$8,652,963	$6,650,000
2	Park Place Property	Interest only	December 31, 2013(2)	5.25%	5,000,000	5,000,000
3	Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,087,013	5,163,262
4	Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,778,412	8,916,787
5	Cooper Creek Property	Principal and interest(3)	September 1, 2018	3.89%	6,743,782	6,773,000
6	Prairie Walk Property	Principal and interest(3)	January 1, 2019	3.74%	3,965,000	3,965,000
7	Truman Farm Villas Property	Principal and interest(3)	January 1, 2019	3.78%	5,915,000	5,915,000
8	EBT Lofts Property	Principal and interest(3)	January 1, 2019	3.82%	5,590,000	5,590,000
9	Windsor Property	Interest only	May 1, 2042	Variable(4)(5)	23,500,000
10	Renaissance Property(6)	Principal and interest(3)	January 1, 2023	3.85%	9,084,000
11	Spring Creek Property(7)	Principal and interest	February 1, 2018	4.88%	14,236,229
12	Montclair Parc Property	Principal and interest	May 1, 2019	3.70%	24,766,709
13	Sonoma Grande Property	Principal and interest(8)	June 1, 2019	3.31%	22,540,000
14	Estancia Property(9)	Interest only	October 1, 2017(10)	5.94%	22,203,718
15	Montelena Property(11)	Principal and interest(12)	August 1, 2018	4.82%	12,817,796
16	Valley Farms Property	Principal and interest	January 1, 2020	4.25%	10,400,000
17	Hilliard Park Property	Principal and interest(3)	October 1, 2022	3.62%	13,860,000
18	Sycamore Terrace Property	Principal and interest	December 1, 2019	LIBOR + 3.44%	11,550,000
19	Hilliard Summit Property	Principal and interest(3)	October 1, 2022	3.56%	16,800,000
20	Springmarc Property	Principal and interest(3)	November 1, 2019	3.69%	15,470,000
21	Ashley Oaks Property(13)	Principal and interest(3)	November 1, 2021	LIBOR + 2.35%	21,712,000

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2012	December 31, 2011
22	Arrowhead Property	Principal and interest(3)	December 1, 2019	3.38%	12,562,000
23	The Moorings Property	Principal and interest(3)	December 1, 2019	3.37%	15,187,000
24	Forty-57 Property	Principal and interest(14)	January 1, 2023	3.73%	38,500,000
25	Keystone Farms Property	Principal and interest(3)	January 1, 2023	3.86%	6,200,000
26	Riverford Crossing Property	Principal and interest(14)	January 1, 2023	3.78%	21,900,000
27	South Pointe Property	Interest only	June 3, 2013	6.00%	2,275,000
28	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,250,000
29	Hilliard Grand Property	Principal and interest	August 1, 2052	5.59%	29,255,766
					$408,802,388	$47,973,049
_______________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

(2)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(3)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

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

(5)	The Company entered into an interest rate cap that limits the SIFMA portion of the interest rate to 3% through January 31, 2017 and 5% thereafter until January 31, 2019.

(6)
On December 27, 2012, the Company refinanced the existing mortgage loan secured by the Renaissance St. Andrews Property with the proceeds of a new mortgage loan in the aggregate principal amount of $9,084,000. A portion of the

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

proceeds from the new loan were used to retire $7,000,000 of principal and accrued interest outstanding on the existing mortgage loan.

(7)
The principal balance at December 31, 2012 includes the unamortized portion of the debt premium of $516,504. During the year ended December 31, 2012, the Company recorded amortization of debt premiums of $82,342 as an offset to interest expense in the accompanying consolidated statements of operations.

(8)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)
The principal balance at December 31, 2012 includes the unamortized portion of the debt premium of $1,703,718. During the year ended December 31, 2012, the Company recorded amortization of debt premiums of $181,544 as an offset to interest expense in the accompanying consolidated statements of operations.

(10)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(11)
The principal balance at December 31, 2012 includes the unamortized portion of the debt premium of $817,796. During the year ended December 31, 2012, the Company recorded amortization of debt premiums of $68,462 as an offset to interest expense in the accompanying consolidated statements of operations.

(12)	A monthly payment of interest only is due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(13)	The Company entered into an interest rate cap that limits the London Interbank Offered Rate (“LIBOR”) portion of the interest rate to 5% through November 1, 2016.

(14)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.
Revolving Credit Facility
On October 22, 2012, the Company entered into an unsecured revolving line of credit with PNC Bank, N.A. to borrow up to $5,000,000. Each advance under the facility is due within 180 days from the date of the advance and all unpaid principal and interest is due and payable in full on October 22, 2013.
For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the credit agreement), (B) the sum of the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, and (C) LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of December 31, 2012, $5,000,000 was outstanding bearing interest at one-month LIBOR plus 3.0%.
The following is a summary of the Company’s aggregate maturities as of December 31, 2012:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2013	2014	2015	2016	2017	Thereafter
Principal payments on outstanding debt obligations(1)	$413,802,388	$15,368,186	$5,480,944	$6,964,160	$7,165,031	$27,900,447	$350,923,620
________________

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2012 and 2011, the Company was in compliance with all financial and non-financial debt covenants.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

For the years ended December 31, 2012 and 2011, the Company incurred interest expense of $6,291,193 and $1,186,938. Interest expense for the years ended December 31, 2012 and 2011 includes amortization of deferred financing costs of $225,614 and $32,964, amortization of loan premiums of $332,348 and $0, and net unrealized losses from the change in fair value of interest rate caps of $162,761 and $0, respectively. Interest expense of $852,105 and $135,317 was payable as of December 31, 2012 and 2011, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
As of December 31, 2012, the Company’s weighted-average interest rate on its outstanding debt was 3.91%.

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
Common Stock
The shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of December 31, 2012, the Company had issued 22,881,619 shares of common stock in its Private Offering and Public Offering for offering proceeds of $194,612,707, net of offering costs of $33,559,318, including 393,471 shares of common stock pursuant to the DRP, for total proceeds of $3,771,655. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $590,856 and $505,951 of amounts receivable from the Company’s transfer agent as of December 31, 2012 and 2011, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the year ended December 31, 2012, the Company granted 17,500 shares of restricted stock to its independent directors at a weighted average fair value of $9.23 as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting. During the year ended 2011, the Company granted 7,500 shares of restricted common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $9.10 per share in connection with their re-election to the board of directors at the Company’s annual meeting and 5,000 shares of restricted common stock to one of its then independent directors at a fair value of $9.10 per share in connection with her initial election to the board of directors. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $8.55 per share in connection with the Company raising $2,000,000 in the Private Offering. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $94,425 and $62,167 for the years ended December 31, 2012 and 2011, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.79 years as of December 31, 2012.
For the year ended December 31, 2012, the Company issued zero shares of restricted common stock, in lieu of cash compensation, and therefore $0 of compensation expense is included in general and administrative expenses for independent director compensation of common stock in lieu of cash compensation. For the year ended December 31, 2011, the Company

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

issued 3,572 shares of common stock to an independent director as compensation, in lieu of cash compensation, at a weighted average fair value of $9.10 per share. Included in general and administrative expenses is $32,500 of compensation expense for independent director compensation of common stock in lieu of cash compensation for the year ended December 31, 2011.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2012 and 2011, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company’s common stock are issued pursuant to the DRP at a price of $9.73 per share or 95% of the new offering price of $10.24 per share. The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock in the Public Offering and other factors that the Company’s board of directors deems relevant.
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
Share Repurchase Plan and Redeemable Common Stock
The Company’s repurchase plan may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Prior to the completion of the Company’s Offering Stage (as defined below), the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
After the completion of the Company’s Offering Stage (as defined below), the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(4)
2 years	95.0% of Estimated Value per Share(4)
3 years	97.5% of Estimated Value per Share(4)
4 years	100.0% of Estimated Value per Share(4)
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)
The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder. For purposes of the Company’s share repurchase plan a “disability” means (a) the stockholder has received a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (b) the determination of such disability was made by the governmental agency responsible for reviewing and awarding the disability retirement benefits that the stockholder could be eligible to receive, which the Company refers to as the “applicable governmental agency.” The applicable governmental agencies are limited to the following: (i) the Social Security Administration; (ii) the U.S. Office of Personnel Management with respect to disability benefits under the Civil Service Retirement System (“CSRS”); or (iii) the Veteran’s Administration; and in each case, the agency charged with administering disability benefits at that time on behalf of one of the applicable governmental agencies. Disability determinations by governmental agencies other than those listed above, including, but not limited to, worker’s compensation insurance or the administration or enforcement of the Rehabilitation Act of 1973, as amended, or the Americans with Disabilities Act, will not entitle a stockholder to the terms available for the repurchase of shares. Repurchase requests following an award by the applicable governmental agency of disability Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge, as the case may be, or such other documentation issued by the applicable governmental agency that the Company deems acceptable and demonstrates an award of the disability benefits. As the following disabilities generally do not entitle a worker to Social Security or related disability benefits, they will not qualify as a “disability” for purposes of our share repurchase plan: (a) disabilities occurring after the legal retirement age; (b) temporary disabilities; and (c) disabilities that do not render a worker incapable of performing substantial gainful activity. However, where a stockholder requests the repurchase of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

shares due to a disability and the stockholder does not have a disability that meets the definition described above, but is subject to similar circumstances, the Company’s board of directors may repurchase the stockholder’s shares, in its sole discretion.

(3)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day the Company publicly discloses, subsequent to completion of the Offering Stage, a new Estimated Value per Share. Thereafter, the Estimated Value per Share is determined by the board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor.

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
The Company will consider the Company’s Offering Stage complete on the first date that the Company is no longer publicly offering equity securities that are not listed on a national securities exchange, whether through the Public Offering or follow-on public equity offerings, provided the Company has not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, the Company does not consider “public equity offerings” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership).
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. During the year ended December 31, 2012, the Company redeemed a total of 43,975 shares with a total redemption value of $417,732 and received requests for the redemption of 49,943 shares with a total redemption value of $475,796. During the year ended December 31, 2011, the Company received requests for the redemption of 22,874 shares with a total redemption value of $211,588, all of which were redeemed during the year ended December 31, 2012.
As of December 31, 2012, the Company had 28,842 shares of outstanding and unfulfilled redemption requests and recorded $269,651 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of December 31, 2012 of $269,651 on the January 31, 2013 redemption date.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder may (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase plan. The Company presently intends to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to the DRP and shall not exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of the Company’s common stock.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The aggregate amount of repurchases under the Company’s share repurchase plan is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to the DRP. However, if this amount is not sufficient to fund repurchase requests, subject to the 5% limitation outlined above, the Company’s board of directors may, in its sole discretion, choose to use other sources of funds to repurchase shares of the Company’s common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets.
In addition, the Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase plan at any time upon 30 days notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan.
Pursuant to the share repurchase plan, for the years ended December 31, 2012 and 2011, the Company reclassified $2,722,156 and $539,220, net of $417,732 and $0 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of December 31, 2012 and 2011, $2,399,153 and $680,359, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
The Company is only obligated to pay the Advisor its deferred fees if and to the extent that cumulative Adjusted Funds From Operations for the period beginning on the date of the commencement of the Private Offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the DRP) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the period from the commencement of the Public Offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Distributions Declared
Distributions declared to date (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.
Distributions declared for the years ended December 31, 2012 and 2011 were $8,636,158 and $1,640,845, including $3,637,548 and $640,658, or 378,390 shares and 67,437 shares, respectively, of common stock attributable to the DRP.
As of December 31, 2012 and 2011, $1,343,399 and $254,592 distributions declared were payable, which included $566,840 and $101,440 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2012 and 2011, the Company paid cash distributions of $4,375,205 and $887,472, which related to distributions declared for each day in the period from December 1, 2011 through November 30, 2012 and December 1, 2010 through November 30, 2011, respectively. Additionally, for the years ended December 31, 2012 and 2011, 330,688 and 59,194 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $3,172,149 and $562,347, respectively. For the years ended December 31, 2012 and 2011, the Company paid total distributions of $7,547,354 and $1,449,819.

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Amounts attributable to the Advisor and its affiliates incurred and paid for the years ended December 31, 2012 and 2011 are as follows:

	Incurred For the Year Ended December 31,		Paid (Received) For the Year Ended December 31,
	2012	2011	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,887,866	$258,987	$383,359	$44,604
Acquisition fees(1)	10,131,220	1,060,073	9,876,075	735,771
Acquisition expenses(2)	1,033,301	371,104	997,180	294,732
Property management
Fees(1)	960,968	199,966	834,537	182,778
Reimbursement of onsite personnel(3)	3,004,041	654,544	2,848,511	608,231
Other fees(1)	147,504	—	132,064	—
Other operating expenses(4)	1,427,993	189,065	1,456,646	1,308
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	9,820,681	1,849,905	9,799,471	1,765,418
Selling commissions	10,895,367	2,026,361	10,895,367	2,026,361
Dealer management fees	6,259,112	1,172,342	6,259,112	1,172,342

Due from Advisor	—	—	—	(53,353)
	$45,568,053	$7,782,347	$43,482,322	$6,778,192
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2012 and 2011 are as follows:

	Payable as of
	December 31, 2012	December 31, 2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,750,731	$246,224
Acquisition fees(2)	937,084	681,939
Acquisition expenses	144,048	107,927
Property management
Fees	150,633	24,202
Reimbursement of onsite personnel	201,843	46,313
Other fees	15,440	—
Other operating expenses	159,104	187,757
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	112,913	91,703
Due to affiliates, net	$3,471,796	$1,386,065
________________

(1)	Investment management fees earned by the Advisor totaling $1,750,731 and $246,224 were deferred as of December 31, 2012 and 2011, respectively, pursuant to the terms of the Advisory Agreement.

(2)
Acquisition fees earned by the Advisor totaling $648,422 and $434,135 were deferred as of December 31, 2012 and 2011, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $288,662 and $247,804 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively.

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
Included in organization and offering costs are payments made to Crossroads Capital Advisors, LLC (“Crossroads”), an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; assisting in public relations activities and the administration of our distribution reinvestment plan and share redemption plan; and providing advice as to our real estate portfolio and property operations.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2012 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$224,400,370	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$33,660,056	15.00%
O&O expenses recorded
Sales commissions paid	$13,506,690	6.02%
Broker dealer fees paid	7,773,534	3.46%
Private offering costs reimbursements	423,707	0.19%
Public offering costs reimbursements	11,742,474	5.23%
Public offering costs reimbursements accrual	112,913	0.05%
Organizational costs reimbursements	100,738	0.04%
Total O&O costs reimbursements recorded by the company	$33,660,056	15.00%
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

As of December 31, 2012 and 2011, the Advisor had incurred $39,439,196 and $14,100,576, respectively, of organizational and offering costs on behalf of the Company, of which $5,779,140 and $7,427,627, respectively, have been deferred as of the applicable date, as follows:

	Incurred from Inception through December 31, 2011	Amounts Recognized Through December 31, 2011	Amounts Deferred as of December 31, 2011	Incurred during the Year Ended December 31, 2012	Amounts Recognized during the Year Ended December 31, 2012	Amounts Deferred as of December 31, 2012	Amounts Recognized Through December 31, 2012
Organization costs	$100,738	$100,738	$—	$—	$—	$—	$100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	11,698,119	5,695,562	6,002,557	25,338,620	26,987,107	4,354,070	32,682,669
	$14,100,576	$6,672,949	$7,427,627	$25,338,620	$26,987,107	$5,779,140	$33,660,056
Organization costs are expensed as incurred. From inception through December 31, 2012, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the years ended December 31, 2012 and 2011.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the years ended December 31, 2012 and 2011, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through December 31, 2012, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors.
For the years ended December 31, 2012 and 2011, the Advisor incurred $25,338,620 and $8,386,829, and the Company reimbursed the Advisor $26,987,107 and $5,048,608, respectively, of offering costs related to the Public Offering. Included in the $25,338,620 and $8,386,829 of offering costs incurred by the Advisor during the years ended December 31, 2012 and 2011 are $1,458,000 and $851,000 of amounts paid to Crossroads for certain offering services provided to the Company. The Advisor has incurred total offering costs related to the Public Offering of $37,036,739 from inception through December 31, 2012, of which $4,354,070 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $33,660,056 for organization and offering costs incurred from inception through December 31, 2012, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $876,649 and reimbursements of Public Offering costs of $32,682,669. The Company accrued $112,913 and $91,703 for the reimbursement of offering costs in the financial statements as of December 31, 2012 and 2011, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the years ended December 31, 2012 and 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $1,750,731 and $246,224 of investment management fees the Company was obligated to pay the Advisor have been deferred as of December 31, 2012 and 2011, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the years ended December 31, 2012 and December 31, 2011, the Company incurred acquisition fees of $10,131,220 and $1,060,073, of which $9,876,075 and $735,771 was paid to the Advisor. Acquisition fees of $288,662 and $247,804 were due and payable and included in due to affiliates in the accompanying balance sheets at December 31, 2012 and December 31, 2011, respectively. During the years ended December 31, 2012 and December 31, 2011, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $648,422 and $434,135 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of December 31, 2012 and 2011, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the year ended December 31, 2012, the Advisor incurred $1,033,301 of direct acquisition costs and the Company paid $2,242,048 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties except for EBT Lofts and Keystone Farms, which are both managed by an unaffiliated third-party management company. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the years ended December 31, 2012 and 2011, the Company incurred $960,968 and $199,966, respectively, of property management fees, of which $834,537 and $182,778 was paid to the Property Manager. Property management fees totaling $150,633 and $24,202 were payable to the Property Manager at December 31, 2012 and 2011, respectively.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. For the year ended December 31, 2012, the Company incurred $147,504 of other fees, of which $132,064 was paid to the Property Manager. The Company did not incur other fees in connection with the Property Management Agreements during the year ended December 31, 2011. Other fees totaling $15,440 and $0 were payable to the Property Manager at December 31, 2012 and 2011, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the years ended December 31, 2012 and 2011, the Company incurred $3,004,041 and $654,544 of salaries and related benefits of on-site property management employees, of which $2,848,511 and $608,231 was paid to the Property Manager. Property management expenses totaling $201,843 and $46,313 were payable to the Property Manager at December 31, 2012 and 2011, respectively.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
On May 25, 2011, the Company entered into an Operating Expense Reimbursement and Guaranty Agreement (the “Reimbursement Agreement”), which was subsequently amended on December 21, 2011. Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of the Advisory Agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), the Company’s total operating expenses as of March 31, 2011 exceeded the 2%/25% Limitation, measured for the Company’s entire operating history through June 30, 2012, then the Advisor would be required to reimburse the Company for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). As of June 30, 2012, the Company’s total operating expenses as of March 31, 2011 did not exceed the 2%/25% Limitation; therefore, no amount was due from the Advisor. In connection with the Reimbursement Agreement, the Advisor agreed to pay all of the operating expenses of the Company beginning April 1, 2011, until such time as the Company’s cumulative operating expenses are below the cumulative 2%/25% Limitation. As of December 31, 2012, the Company’s cumulative operating expenses were below the cumulative 2%/25% Limitation.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the years ended December 31, 2012 and 2011, were as follows:

	For the years ended December 31,		For the Period from May 4, 2009 (Inception) to December 31, 2012
	2012	2011
General and administrative expenses recognized by the Company	$3,085,470	$782,665	$4,953,731
General and administrative expenses incurred by the Advisor and its affiliates on behalf of the Company (and not recognized by the Company)	—	1,123,107	1,123,107
Allocable share of Advisor’s overhead expenses incurred on behalf of the Company (and not recognized by the Company)	—	852,442	1,448,803
	$3,085,470	$2,758,214	$7,525,641
For the year ended December 31, 2012, the Advisor and its affiliates incurred $1,427,993 of the Company’s operating expenses, including the allocable share of Advisor’s overhead expenses of $930,187, none of which were in excess of the 2%/25% Limitation and are included in the $3,085,470 of general and administrative expenses recognized by the Company. For the year ended December 31, 2011, the Advisor and its affiliates incurred $1,975,549 of the Company’s operating expenses in excess of the 2%/25% Limitation, consisting of general and administrative expenses of $1,123,107 and the Company’s allocable share of Advisor’s overhead expenses reimbursable by the Company of $852,442. From inception through December 31, 2012, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910 consisting of $1,123,107 of general and administrative expenses and $1,448,803 of the Company’s allocable share of the Advisor’s overhead expenses. These excess amounts have not been recognized by the Company nor are the amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of December 31, 2012, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2012.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the years ended December 31, 2012 and 2011, the Company paid selling commissions of $10,895,367 and $2,026,361 and dealer manager fees of $6,259,112 and $1,172,342, respectively.

8.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2012 and 2011, except those awards granted to the independent directors as described below.
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
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On October 23, 2011, one of the independent directors resigned from the Company’s board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. On August 8, 2012, the Company granted each of the three then independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On October 1, 2012, the Company granted 5,000 shares of restricted common stock to each of its two new independent directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors elected to receive 50% of director compensation in stock through December 31, 2011. The Company recorded stock-based compensation expense of $94,425 and $94,667 for the years ended December 31, 2012 and December 31, 2011, respectively.
On November 15, 2012, the Company entered into a Stock Purchase Plan (the “Plan”) with Ella Shaw Neyland, the Company's President and a member of the Company's board of directors, whereby Ms. Neyland has agreed to invest $5,530 for 600 shares of common stock pursuant to the Company’s Public Offering on the first day of each fiscal quarter. The purchase of shares of the Company’s common stock by Ms. Neyland pursuant to the Plan commenced on January 1, 2013 and will terminate on the earliest to occur of (i) November 15, 2013, (ii) the termination of the Company’s Public Offering, (iii) any suspension of the Company’s Public Offering by the Company’s board of directors or a regulatory body, (iv) the date upon which the purchase of stock would cause the aggregate number of shares of stock owned by Ms. Neyland to exceed the ownership limits set forth in the Charter, or (v) the termination of Ms. Neyland’s employment with Steadfast REIT Services, Inc. and its affiliates. The shares will be purchased pursuant to the Plan at a price of $9.2160 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Columbus, Ohio, Lexington, Kentucky, Tulsa, Oklahoma and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, or the greater Midwest region of the United States, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate caps are used to accomplish this objective. As of December 31, 2012, the Company had two interest rate caps with notional amounts totaling $45,212,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Fixed Rate	Fair Value as of December 31, 2012
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.19%	3.00%	$113,481
Cap	Cap Floating Rate	10/24/2011	11/1/2016	21,712,000	One-Month LIBOR	0.21%	5.00%	19,628
				$45,212,000				$133,109

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

The interest rate caps are not designated, nor do they qualify as, cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate caps in interest expense. The change in the fair value of the interest rate cap agreements for the year ended December 31, 2012 resulted in an unrealized loss of $162,761, which is included in interest expense in the accompanying consolidated statements of operations.

11.	Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2012 and 2011. The Company acquired 22 properties during the year ended December 31, 2012. These properties contributed $19,155,796 of revenues and $6,366,268 of net loss, including $11,503,987 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2012. The following unaudited pro forma information for the years ended December 31, 2012 and 2011 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2012	2011
Revenues	$65,250,824	$57,069,026
Net loss	$(12,094,168)	$(43,089,498)
Basic and diluted net loss per common share	$(0.53)	$(1.88)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the year ended December 31, 2012 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2011 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

12.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the year ended December 31, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$3,892,820	$5,954,635	$8,617,549	$12,121,928	$30,586,932
Net loss	(3,273,591)	(4,899,516)	(4,963,149)	(9,423,671)	(22,559,927)
Net loss per common share, basic and diluted	(0.56)	(0.57)	(0.36)	(0.46)	(1.84)
Distributions declared per common share	0.174	0.174	0.177	0.181	0.706

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

13.	Subsequent Events
Distributions Paid
On January 2, 2013, the Company paid distributions of $1,343,399, which related to distributions declared for each day in the period from December 1, 2012 through December 31, 2012 and consisted of cash distributions paid in the amount of $776,559 and $566,840 in shares issued pursuant to the DRP.
On February 1, 2013, the Company paid distributions of $1,439,323, which related to distributions declared for each day in the period from January 1, 2013 through January 31, 2013 and consisted of cash distributions paid in the amount of $829,194 and $610,129 in shares issued pursuant to the DRP.
On March 1, 2013, the Company paid distributions of $1,385,121, which related to distributions declared for each day in the period from February 1, 2013 through February 28, 2013 and consisted of cash distributions paid in the amount of $796,795 and $588,326 in shares issued pursuant to the distribution reinvestment plan.
Redemption
On January 31, 2013, we redeemed 28,842 shares of our common stock for a total redemption value of $269,651, or $9.35 per share, pursuant to our share repurchase plan.
Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of March 22, 2013, the Company had sold 26,701,101 shares of common stock in the Public Offering for gross proceeds of $267,812,851, including 575,190 shares of common stock issued pursuant to the DRP for gross offering proceeds of $5,539,778. Total shares sold as of March 22, 2013 in the Private Offering and Public Offering were 27,314,130 shares representing gross proceeds of $273,438,807, including 575,190 shares of common stock issued pursuant to the DRP for gross offering proceeds of $5,539,778.
Acquisition of Multifamily Properties
Vantage at Fair Oaks
On January 31, 2013, the Company acquired a fee simple interest in a 288-unit multifamily residential property located in Fair Oaks Ranch, Texas commonly known as Vantage at Fair Oaks (the “Fair Oaks Property”).  Immediately upon acquisition, the Company initiated the process to change the name of the Fair Oaks Property to “Fairmarc Apartments.” On March 8, 2013, the Company changed the name of Fairmarc Apartments to “The Hills at Fair Oaks.” As a result, the Fair Oaks Property will now be commonly referred to as The Hills at Fair Oaks.
The Company acquired the Fair Oaks Property for an aggregate purchase price of $34,560,000, exclusive of closing costs. The Company financed the payment of the purchase price for Fair Oaks Property with a combination of (1) proceeds from the Public Offering and (2) a loan in the aggregate principal amount of $24,767,000 from PNC Bank, National Association, a national banking association, pursuant to the requirements of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) Capital Markets Execution Program.
The Fair Oaks Property consists of 14 three-story buildings and contains 288 apartment homes consisting of 120 one-bedroom apartments, 120 two-bedroom apartments and 48 three-bedroom apartments. The apartments range in size from 597 to 1,150 square feet and average 875 square feet. An acquisition fee of approximately $700,000 was earned by the Advisor in connection with the acquisition of the Fair Oaks Property.
The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2012

Library Lofts East
On February 28, 2013, the Company acquired a fee simple interest in a 118-unit residential and 17,000 square feet of commercial space located in Kansas City, Missouri commonly known as Library Lofts East (the “Library Lofts Property”).
The Company acquired the Library Lofts Property for an aggregate purchase price of $12,750,000, exclusive of closing costs. The Company funded the payment of the purchase price for the Library Lofts Property with proceeds from the Public Offering. The Company intends to obtain mortgage financing on the Library Lofts Property under normal and customary terms and conditions in the future.
The Library Lofts Property consists of a six-story building and a ten-story building and contains 118 apartment homes consisting of one studio apartment, 89 one-bedroom apartments and 28 two-bedroom apartments. The apartments range in size from 610 to 1,240 square feet and average 863 square feet. An acquisition fee of approximately $260,000 was earned by the Advisor in connection with the acquisition of the Library Lofts Property.
The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Renewal of the Advisory Agreement
On March 13, 2013, the Company entered into Amendment No. 3 to the Advisory Agreement in order to renew the term of the Advisory Agreement, effective May 4, 2013, for an additional one year term ending on May 4, 2014.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2012

				Initial Cost of Company				Gross Amount at which Carried at Close of Period
Description	Location	Owner-ship Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(1)	Total(2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Lincoln Tower Apartments	Springfield, IL	100%	$8,652,963	$258,600	$9,241,400	$9,500,000	$360,061	$258,600	$9,601,461	$9,860,061	$(1,390,826)	1968	8/11/10
Park Place Condominiums	Des Moines, IA	100%	5,000,000	500,000	7,658,500	8,158,500	674,559	500,000	8,333,059	8,833,059	(1,355,550)	1986	12/22/10
Arbor Pointe Apartments	Louisville, KY	100%	5,087,013	886,124	5,613,876	6,500,000	308,806	886,124	5,922,682	6,808,806	(570,152)	1995	5/5/11
Clarion Park Apartments	Olathe, KS	100%	8,778,412	1,470,991	9,744,009	11,215,000	206,807	1,470,991	9,950,816	11,421,807	(859,471)	1994	6/28/11
Cooper Creek Village	Louisville, KY	100%	6,743,782	593,610	9,826,390	10,420,000	121,708	593,610	9,948,098	10,541,708	(703,282)	1997	8/24/11
Truman Farm Villas	Grandview, MO	100%	5,915,000	842,987	8,257,013	9,100,000	440,374	842,987	8,697,387	9,540,374	(596,619)	2008	12/22/11
Prairie Walk Apartments	Kansas City, MO	100%	3,965,000	635,887	5,464,113	6,100,000	185,165	635,887	5,649,278	6,285,165	(447,914)	1983	12/22/11
EBT Lofts	Kansas City, MO	100%	5,590,000	460,362	8,114,638	8,575,000	30,979	460,362	8,145,617	8,605,979	(645,561)	1899	12/30/11
Windsor on the River Apartments	Cedar Rapids, IA	100%	23,500,000	3,381,946	29,618,054	33,000,000	248,616	3,381,946	29,866,670	33,248,616	(2,233,122)	1982	1/26/12
Renaissance St. Andrews Apartments	Louisville, KY	100%	9,084,000	838,685	11,661,315	12,500,000	245,322	838,685	11,906,637	12,745,322	(647,566)	2001	2/17/12
Spring Creek of Edmond	Edmond, OK	100%	14,236,229	2,346,503	17,602,343	19,948,846	143,069	2,346,503	17,745,412	20,091,915	(979,726)	1974	3/9/12
Montclair Parc Apartments	Oklahoma City, OK	100%	24,766,709	3,325,556	32,424,444	35,750,000	110,539	3,325,556	32,534,983	35,860,539	(1,995,547)	1999	4/26/12
Sonoma Grande Apartments	Tulsa, OK	100%	22,540,000	2,737,794	29,462,206	32,200,000	40,583	2,737,794	29,502,789	32,240,583	(1,251,320)	2009	5/24/12
Estancia Apartments	Tulsa, OK	100%	22,203,718	2,544,634	27,240,628	29,785,262	55,574	2,544,634	27,296,202	29,840,836	(1,056,717)	2006	6/29/12
Montelena Apartments	Round Rock, TX	100%	12,817,796	1,860,351	17,375,907	19,236,258	116,741	1,860,351	17,492,648	19,352,999	(728,143)	1998	7/13/12
Valley Farms Apartments	Louisville, KY	100%	10,400,000	724,771	14,375,229	15,100,000	18,581	724,771	14,393,810	15,118,581	(360,383)	2007	8/30/12
Hilliard Park Apartments	Columbus, OH	100%	13,860,000	1,413,437	18,484,692	19,898,129	23,116	1,413,437	18,507,808	19,921,245	(455,759)	2000	9/11/12
Sycamore Terrace Apartments	Terre Haute, IN	100%	11,550,000	939,537	15,560,463	16,500,000	7,749	939,537	15,568,212	16,507,749	(366,828)	2011	9/20/12

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2012

				Initial Cost of Company				Gross Amount at which Carried at Close of Period
Description	Location	Owner-ship Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(1)	Total(2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Hilliard Summit Apartments	Columbus, OH	100%	16,800,000	1,536,795	22,639,028	24,175,823	7,154	1,536,795	22,646,182	24,182,977	(452,751)	2012	9/28/12
Springmarc Apartments	San Marcos, TX	100%	15,470,000	1,917,909	20,027,929	21,945,838	5,574	1,917,909	20,033,503	21,951,412	(332,299)	2008	10/19/12
Renaissance at St. Andrews Condominiums	Louisville, KY	100%	—	92,255	1,282,745	1,375,000	5,748	92,255	1,288,493	1,380,748	(17,591)	2001	10/31/12
Ashley Oaks Apartments	San Antonio, TX	100%	21,712,000	3,819,796	26,970,204	30,790,000	69,551	3,819,796	27,039,755	30,859,551	(223,070)	1985	11/29/12
Arrowhead Apartments	Palatine, IL	100%	12,562,000	2,094,728	14,655,272	16,750,000	155	2,094,728	14,655,427	16,750,155	(117,302)	1976	11/30/12
The Moorings Apartments	Roselle, IL	100%	15,187,000	2,250,208	17,999,792	20,250,000	—	2,250,208	17,999,792	20,250,000	(131,164)	1976	11/30/12
Forty-57 Apartments	Lexington, KY	100%	38,500,000	3,055,614	49,444,386	52,500,000	—	3,055,614	49,444,386	52,500,000	(110,601)	2008	12/20/12
Keystone Farms Apartments	Nashville, TN	100%	6,200,000	1,052,401	7,347,599	8,400,000	—	1,052,401	7,347,599	8,400,000	(5,155)	1998	12/28/12
Riverford Crossing Apartments	Frankfort, KY	100%	21,900,000	2,595,387	27,404,613	30,000,000	—	2,595,387	27,404,613	30,000,000	(23,324)	2011	12/28/12
South Pointe at Valley Farms	Louisville, KY	100%	2,275,000	2,212,402	3,062,598	5,275,000	—	2,212,402	3,062,598	5,275,000	(3,416)	2010	12/28/12
Montecito Apartments	Austin, TX	100%	14,250,000	3,081,522	15,918,478	19,000,000	—	3,081,522	15,918,478	19,000,000	(3,980)	1984	12/31/12
Hilliard Grand Apartments	Dublin, OH	100%	29,255,766	2,657,734	38,012,528	40,670,262	—	2,657,734	38,012,528	40,670,262	(8,223)	2010	12/31/12
			$408,802,388	$52,128,526	$522,490,392	$574,618,918	$3,426,531	$52,128,526	$525,916,923	$578,045,449	$(18,073,362)
________________

(1)	Building and improvements include tenant origination and absorption costs.

(2)
The loan premiums on assumed debt and below-market lease intangible liabilities allocated to individual assets in the amount of $3.4 million and $0.4 million, respectively, are reflected in the table above.

(3)	The aggregate cost of real estate for federal income tax purposes was $578 million as of December 31, 2012.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2012

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Real estate:
Balance at the beginning of the year	$69,866,681	$17,552,324	$—
Acquisitions	505,158,918	51,910,000	17,550,000
Improvements	3,019,850	406,886	2,324
Write-off of fully depreciated and fully amortized assets	—	(2,529)	—
Balance at the end of the year	$578,045,449	$69,866,681	$17,552,324

Accumulated depreciation:
Balance at the beginning of the year	$3,115,505	$540,572	$—
Depreciation expense	14,957,857	2,577,462	540,572
Write-off of fully depreciated and fully amortized assets	—	(2,529)	—
Balance at the end of the year	$18,073,362	$3,115,505	$540,572

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 27, 2013.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 27, 2013
/s/ Kevin J. Keating	Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 27, 2013
/s/ Ella Shaw Neyland
Ella Shaw Neyland	President and Director	March 27, 2013
/s/ Scot B. Barker
Scot B. Barker	Director	March 27, 2013
/s/ Larry H. Dale
Larry H. Dale	Director	March 27, 2013
/s/ James A. Shepherdson
James A. Shepherdson	Director	March 27, 2013

Name	Title	Date
/s/ Kerry Dean Vandell
Kerry Dean Vandell	Director	March 27, 2013
/s/ Ned Brines
Ned Brines	Director	March 27, 2013