Form 10-Q
period 2013-03-31
Steadfast Income REIT, Inc.
filed 2013-05-06
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2013, there were 30,534,766 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$61,839,726	$52,128,526
Building and improvements	610,303,017	512,420,903
Tenant origination and absorption costs	15,508,925	13,496,020
Other intangible assets	1,257,357	—
Total real estate, cost	688,909,025	578,045,449
Less accumulated depreciation and amortization	(26,796,918)	(18,073,362)
Total real estate, net	662,112,107	559,972,087
Cash and cash equivalents	13,279,150	9,528,664
Restricted cash	6,391,000	5,467,219
Rents and other receivables	2,570,011	1,414,875
Deferred financing costs and other assets, net	7,043,474	6,203,711
Total assets	$691,395,742	$582,586,556
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,414,750	$8,536,953
Below-market leases, net	192,025	301,349
Notes payable:
Mortgage notes payable, net	484,258,015	408,802,388
Revolving credit facility	5,000,000	5,000,000
Total notes payable, net	489,258,015	413,802,388
Distributions payable	1,636,331	1,343,399
Due to affiliates, net	5,106,648	3,471,796
Total liabilities	506,607,769	427,455,885
Commitments and contingencies (Note 9)
Redeemable common stock	4,346,254	3,049,521
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 27,808,996 and 22,908,859 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	278,089	229,086
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	232,495,207	191,130,977
Cumulative distributions and net losses	(52,331,587)	(39,278,923)
Total stockholders’ equity	180,441,719	152,081,150
Total liabilities and stockholders' equity	$691,395,742	$582,586,556
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$16,799,429	$3,600,802
Tenant reimbursements and other	1,791,327	292,018
Total revenues	18,590,756	3,892,820
Expenses:
Operating, maintenance and management	4,548,938	1,109,972
Real estate taxes and insurance	2,592,713	432,582
Fees to affiliates	4,186,126	1,653,434
Depreciation and amortization	8,723,557	1,934,024
Interest expense	4,302,013	758,582
General and administrative expenses	710,822	704,336
Acquisition costs	2,118,488	573,481
	27,182,657	7,166,411
Net loss	(8,591,901)	(3,273,591)
Net loss per common share — basic and diluted	$(0.34)	$(0.56)
Weighted average number of common shares outstanding — basic and diluted	25,307,635	5,805,379
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2011	4,638,699	$46,387	1,000	$10	$38,260,059	$(8,082,838)	$30,223,618
Issuance of common stock	18,314,135	183,139	—	—	182,891,102	—	183,074,241
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,154,479)	—	(17,154,479)
Transfers to redeemable common stock	—	—	—	—	(2,722,156)	—	(2,722,156)
Redemption of common stock	(43,975)	(440)	—	—	(417,293)	—	(417,733)
Other offering costs to affiliates	—	—	—	—	(9,820,681)	—	(9,820,681)
Distributions declared	—	—	—	—	—	(8,636,158)	(8,636,158)
Amortization of stock-based compensation	—	—	—	—	94,425	—	94,425
Net loss for the year ended December 31, 2012	—	—	—	—	—	(22,559,927)	(22,559,927)
BALANCE, December 31, 2012	22,908,859	229,086	1,000	10	191,130,977	(39,278,923)	152,081,150
Issuance of common stock	4,929,306	49,293	—	—	50,241,739	—	50,291,032
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(4,763,750)	—	(4,763,750)
Transfers to redeemable common stock	—	—	—	—	(1,347,953)	—	(1,347,953)
Redemption of common stock	(29,169)	(290)	—	—	(272,670)	—	(272,960)
Other offering costs to affiliates	—	—	—	—	(2,514,262)	—	(2,514,262)
Distributions declared	—	—	—	—	—	(4,460,763)	(4,460,763)
Amortization of stock-based compensation	—	—	—	—	21,126	—	21,126
Net loss for the three months ended March 31, 2013	—	—	—	—	—	(8,591,901)	(8,591,901)
BALANCE, March 31, 2013	27,808,996	$278,089	1,000	$10	$232,495,207	$(52,331,587)	$180,441,719
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(8,591,901)	$(3,273,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,723,557	1,934,024
Accretion of below-market leases	(258,326)	—
Amortization of deferred financing costs	160,294	34,158
Amortization of stock-based compensation	117,626	8,349
Accretion of debt premium	(155,112)	(6,271)
Change in fair value of interest rate cap	64,617	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,056,227)	(567,095)
Rents and other receivables	(428,101)	(1,769)
Other assets	285,901	(236,679)
Accounts payable and accrued liabilities	1,828,078	1,745,169
Due to affiliates, net	1,618,459	1,011,061
Net cash provided by operating activities	2,308,865	647,356
Cash Flows from Investing Activities:
Acquisition of real estate investments	(84,114,112)	(26,372,560)
Addition to real estate investments	(608,442)	(195,131)
Escrow deposits for pending real estate acquisitions	(1,405,100)	(3,175,500)
Restricted cash for investing activities	132,446	(566,534)
Purchase of interest rate caps	(248,876)	(295,870)
Net cash used in investing activities	(86,244,084)	(30,605,595)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	51,021,000	7,000,000
Principal payments on mortgage notes payable	(526,182)	(53,605)
Borrowings from credit facility	5,000,000	—
Principal payments on credit facility	(5,000,000)	—
Proceeds from issuance of common stock	47,846,875	24,650,247
Payments of commissions on sale of common stock and related dealer manager fees	(4,763,750)	(2,360,296)
Reimbursement of other offering costs to affiliates	(2,497,871)	(1,291,102)
Payment of deferred financing costs	(721,699)	(314,719)
Distributions to common stockholders	(2,399,708)	(513,683)
Redemptions of common stock	(272,960)	(211,588)
Net cash provided by financing activities	87,685,705	26,905,254
Net increase in cash and cash equivalents	3,750,486	(3,052,985)
Cash and cash equivalents, beginning of period	9,528,664	12,200,681
Cash and cash equivalents, end of period	$13,279,150	$9,147,696

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,674,996	$584,634
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$292,932	$139,038
Assumption of mortgage notes payable to acquire real estate	$23,539,956	$37,975,786
Application of escrow deposits to acquire real estate	$1,025,100	$1,100,500
Premium on assumed mortgage notes payable	$1,575,966	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,768,123	$351,897

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
As of March 31, 2013, the Company owned 34 multifamily properties comprising a total of 7,654 apartment homes and 25,675 square feet of rentable commercial space. For more information on the Company’s real estate portfolio, see Note 3.
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
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. The Company’s board of directors may again, in its sole discretion, change the price at which the Company offers shares of common stock to the public in the Primary Offering or to its stockholders pursuant to the DRP to reflect future changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
From the commencement of the Public Offering on July 19, 2010 to March 31, 2013, the Company sold 27,173,646 shares of common stock in the Public Offering for gross proceeds of $272,615,901, including 575,190 shares of common stock issued pursuant to the DRP for gross offering proceeds of $5,539,778.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 4, 2014. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
March 31, 2013
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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

Buildings	25-40 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Other intangible assets	5-40 years

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
The total amount of other lease-related intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that the Company considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The total amount of non-lease-related intangible assets, including amenity access agreements, tax abatement agreements or other contract rights assumed as part of the acquisition of certain properties, will be allocated to other intangible assets based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and the Company's estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. Other intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of March 31, 2013 and December 31, 2012, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2013 and December 31, 2012, the Company had a restricted cash balance of $6,391,000 and $5,467,219, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
Derivative Financial Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates. As of March 31, 2013, the Company’s derivative instruments include an interest rate cap based on the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index and two interest rate caps based on LIBOR.
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
As of March 31, 2013, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
March 31, 2013
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
Interest rate caps - These derivatives did not qualify as fair value hedges. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the caps. Therefore, the Company’s interest rate caps were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate caps	$—	$317,368	$—
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
March 31, 2013
(unaudited)

Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and the revolving line of credit to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2013 and December 31, 2012, the fair value of the mortgage notes payable was $471,293,134 and $410,709,202, respectively, compared to the carrying value of $484,258,015 and $408,802,388, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012. Each day during the period from January 1, 2013 through March 31, 2013 was a record date for distributions.
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
March 31, 2013
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of March 31, 2013 and December 31, 2012, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by the Internal Revenue Service. The Company’s evaluation was performed for the tax years ended December 31, 2012 and 2011. As of March 31, 2013, the Company’s tax returns for calendar years 2009 through 2012 remain subject to examination by the Internal Revenue Service.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

3. Real Estate
As of March 31, 2013, the Company owned 34 multifamily properties. The following table provides summary information regarding the Company’s property portfolio:

	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Occupancy as of		Average Monthly Rent as of
							Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
1	Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$8,597,909	97.4%	96.8%	$856	$848
2	Park Place Condominiums	Des Moines, IA	12/22/2010	149	8,158,500	5,000,000	96.6%	88.6%	867	859
3	Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	5,066,333	97.7%	95.4%	777	775
4	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,741,138	98.2%	95.5%	698	697
5	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,713,555	94.3%	95.1%	941	938
6	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,896,631	97.5%	96.5%	659	654
7	Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,952,607	97.7%	95.3%	627	615
8	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,572,752	97.1%	98.0%	883	876
9	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	93.2%	88.0%	724	728
10	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	9,084,000	91.2%	93.5%	693	699
11	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	14,154,068	94.4%	92.9%	853	850
12	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	24,649,920	90.8%	88.6%	927	926
13	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	93.2%	91.4%	949	945
14	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	22,113,944	92.9%	95.2%	959	950
15	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,781,204	96.1%	94.0%	881	869
16	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,370,072	95.0%	94.4%	881	883
17	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,860,000	91.5%	92.0%	994	992

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Occupancy as of		Average Monthly Rent as of
							Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
18	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012	178	$16,500,000	$11,496,707	98.3%	95.5%	$1,016	$1,015
19	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,800,000	92.8%	93.8%	1,077	1,063
20	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,470,000	84.6%	88.8%	912	974
21	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	72.4%	58.6%	687	704
22	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,712,000	91.3%	91.1%	745	745
23	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,562,000	96.0%	96.5%	996	997
24	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	15,187,000	96.8%	97.7%	1,016	1,010
25	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,500,000	90.1%	87.2%	856	866
26	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	6,200,000	95.6%	97.8%	965	952
27	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,900,000	92.7%	92.7%	862	861
28	South Pointe at Valley Farms	Louisville, KY	12/28/2012	32	5,275,000	2,275,000	96.9%	93.8%	980	969
29	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	14,250,000	95.9%	91.8%	805	752
30	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	29,205,981	91.7%	92.0%	1,202	1,190
31	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,767,000	91.3%		953
32	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	9,224,000	98.3%		886
33	The Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	17,030,000	97.4%		936
34	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	25,084,194	96.9%		1,089
				7,654	$679,338,500	$484,258,015	93.8%	92.4%	$887	$873

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

First Quarter Acquisitions
The Hills at Fair Oaks
On January 31, 2013, the Company acquired a fee simple interest in the The Hills at Fair Oaks located in Fair Oaks Ranch, Texas (the “Fair Oaks Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $34,560,000, exclusive of closing costs. The Fair Oaks Property consists of 14 three-story buildings and contains 288 apartment homes consisting of 120 one-bedroom apartments, 120 two-bedroom apartments and 48 three-bedroom apartments. The apartment homes range in size from 597 to 1,150 square feet and average 875 square feet. An acquisition fee of $700,007 was earned by Advisor in connection with the acquisition of the Fair Oaks Property.
Library Lofts East
On February 28, 2013, the Company acquired a fee simple interest in the Library Lofts East located in Kansas City, Missouri (the “Library Lofts Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $12,750,000, exclusive of closing costs. The Library Lofts Property consists of a six-story building and a ten-story building and contains 118 apartment homes consisting of one studio apartment, 89 one-bedroom apartments and 28 two-bedroom apartments. The apartment homes range in size from 610 to 1,240 square feet and average 863 square feet. The Library Lofts Property also contains 16,680 rentable square feet of commercial space. An acquisition fee of $260,984 was earned by Advisor in connection with the acquisition of the Library Lofts Property.
Trails at Buda Ranch
On March 28, 2013, the Company acquired a fee simple interest in the Trails at Buda Ranch located in Buda, Texas (the “Buda Ranch Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $23,000,000, exclusive of closing costs. The Buda Ranch Property consists of 14 three-story buildings and contains 264 apartment homes consisting of 96 one-bedroom apartments, 120 two-bedroom apartments and 48 three-bedroom apartments. The apartment homes range in size from 597 to 1,150 square feet and average 888 square feet. An acquisition fee of $465,601 was earned by Advisor in connection with the acquisition of the Buda Ranch Property.
Deep Deuce at Bricktown
On March 28, 2013, the Company acquired a fee simple interest in the Deep Deuce at Bricktown Apartments located in Oklahoma City, Oklahoma (the “Deep Deuce Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $38,220,000, exclusive of closing costs. The Deep Deuce Property consists of 26 two- and three-story buildings and contains 294 apartment homes consisting of 132 one-bedroom apartments and 162 two-bedroom apartments. The apartment homes range in size from 711 to 1,141 square feet and average 925 square feet. An acquisition fee of $772,404 was earned by Advisor in connection with the acquisition of the Deep Deuce Property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

The purchase price for the Company’s acquisitions during the three months ended March 31, 2013 was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Purchase Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Below-Market Leases	Premium on Assumed Liabilities(1)	Total Purchase Price
The Hills at Fair Oaks	1/31/2013	$3,008,363	$31,074,847	$625,792	$—	$(149,002)	$—	$34,560,000
Library Lofts East	2/28/2013	1,669,405	9,617,271	205,967	1,257,357	—	—	12,750,000
The Trails at Buda Ranch	3/28/2013	2,504,114	19,989,816	506,070	—	—	—	23,000,000
Deep Deuce at Bricktown	3/28/2013	2,529,318	36,591,572	675,076	—	—	(1,575,966)	38,220,000
		$9,711,200	$97,273,506	$2,012,905	$1,257,357	$(149,002)	$(1,575,966)	$108,530,000
________________

(1)	Loan premiums are accreted to interest expense over the remaining term of the assumed loan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

As of March 31, 2013 and December 31, 2012, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2013
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$61,839,726	$610,303,017	$15,508,925	$1,257,357	$688,909,025	$(589,054)
Less: Accumulated depreciation and amortization	—	(14,908,734)	(11,882,293)	(5,891)	(26,796,918)	397,029
Net investments in real estate and related lease intangibles	$61,839,726	$595,394,283	$3,626,632	$1,251,466	$662,112,107	$(192,025)

	December 31, 2012
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$52,128,526	$512,420,903	$13,496,020	$—	$578,045,449	$(440,052)
Less: Accumulated depreciation and amortization	—	(9,515,773)	(8,557,589)	—	(18,073,362)	138,703
Net investments in real estate and related lease intangibles	$52,128,526	$502,905,130	$4,938,431	$—	$559,972,087	$(301,349)
Depreciation and amortization expense was $8,723,557 and $1,934,024 for the three months ended March 31, 2013 and 2012, respectively.
The increase in net loss as a result of amortization of the Company’s tenant origination and absorption costs for the three months ended March 31, 2013 and 2012 was $3,324,704 and $1,002,762, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
The increase in net loss as a result of amortization of the Company’s other intangible assets for the three months ended March 31, 2013 and 2012 was $5,891 and $0, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 20.23 years.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the three months ended March 31, 2013 and 2012 was $258,326 and $0. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
Operating Leases
As of March 31, 2013, the Company’s real estate portfolio comprised 7,654 residential apartment homes and was 95.9% leased by a diverse group of residents. For the three months ended March 31, 2013, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. For the three months ended March 31, 2012, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,096,787 and $1,809,508 as of March 31, 2013 and December 31, 2012, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2013 and thereafter is as follows:

April 1 through December 31, 2013	$263,710
2014	256,847
2015	217,198
2016	188,789
2017	187,680
Thereafter	31,280
$1,145,504
As of March 31, 2013 and December 31, 2012, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Deferred Financing Costs and Other Assets
As of March 31, 2013 and December 31, 2012, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	March 31, 2013	December 31, 2012
Deferred financing costs	$4,511,290	$3,789,591
Less: accumulated amortization	(419,982)	(259,688)
	4,091,308	3,529,903
Prepaid expenses	563,962	975,843
Interest rate caps	317,368	133,109
Escrow deposits for pending real estate acquisitions	1,555,100	1,175,100
Deposits	515,736	389,756
	$7,043,474	$6,203,711

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of March 31, 2013 and December 31, 2012:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2013	December 31, 2012
1	Lincoln Tower Property	Principal and interest	May 1, 2019	3.66%	$8,597,909	$8,652,963
2	Park Place Property	Interest only	December 31, 2013(2)	5.25%	5,000,000	5,000,000
3	Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,066,333	5,087,013
4	Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,741,138	8,778,412
5	Cooper Creek Property	Principal and interest(3)	September 1, 2018	3.89%	6,713,555	6,743,782
6	Prairie Walk Property	Principal and interest(3)	January 1, 2019	3.74%	3,952,607	3,965,000
7	Truman Farm Villas Property	Principal and interest(3)	January 1, 2019	3.78%	5,896,631	5,915,000
8	EBT Lofts Property	Principal and interest(3)	January 1, 2019	3.82%	5,572,752	5,590,000
9	Windsor Property	Interest only	May 1, 2042	Variable(4)(5)	23,500,000	23,500,000
10	Renaissance Property(6)	Principal and interest(3)	January 1, 2023	3.85%	9,084,000	9,084,000
11	Spring Creek Property(7)	Principal and interest	February 1, 2018	4.88%	14,154,068	14,236,229
12	Montclair Parc Property	Principal and interest	May 1, 2019	3.70%	24,649,920	24,766,709
13	Sonoma Grande Property	Principal and interest(8)	June 1, 2019	3.31%	22,540,000	22,540,000
14	Estancia Property(9)	Interest only	October 1, 2017(10)	5.94%	22,113,944	22,203,718
15	Montelena Property(11)	Principal and interest(12)	August 1, 2018	4.82%	12,781,204	12,817,796
16	Valley Farms Property	Principal and interest	January 1, 2020	4.25%	10,370,072	10,400,000
17	Hilliard Park Property	Principal and interest(3)	October 1, 2022	3.62%	13,860,000	13,860,000
18	Sycamore Terrace Property	Principal and interest	December 1, 2019	LIBOR + 3.44%	11,496,707	11,550,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2013	December 31, 2012
19	Hilliard Summit Property	Principal and interest(3)	October 1, 2022	3.56%	$16,800,000	$16,800,000
20	Springmarc Property	Principal and interest(3)	November 1, 2019	3.69%	15,470,000	15,470,000
21	Ashley Oaks Property(13)	Principal and interest(3)	November 1, 2021	LIBOR + 2.35%	21,712,000	21,712,000
22	Arrowhead Property	Principal and interest(3)	December 1, 2019	3.38%	12,562,000	12,562,000
23	The Moorings Property	Principal and interest(3)	December 1, 2019	3.37%	15,187,000	15,187,000
24	Forty-57 Property	Principal and interest(14)	January 1, 2023	3.73%	38,500,000	38,500,000
25	Keystone Farms Property	Principal and interest(3)	January 1, 2023	3.86%	6,200,000	6,200,000
26	Riverford Crossing Property	Principal and interest(14)	January 1, 2023	3.78%	21,900,000	21,900,000
27	South Pointe Property	Interest only	June 3, 2013	6.00%	2,275,000	2,275,000
28	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,250,000	14,250,000
29	Hilliard Grand Property	Principal and interest	August 1, 2052	5.59%	29,205,981	29,255,766
30	The Hills at Fair Oaks	Principal and interest(14)	February 1, 2023	4.02%	24,767,000
31	Library Lofts	Principal and interest	April 1, 2020	3.66%	9,224,000
32	Trails at Buda Ranch(15)	Principal and interest(3)	April 1, 2023	LIBOR + 2.42%	17,030,000
33	Deep Deuce at Bricktown Apartments(16)	Principal and interest	April 1, 2018	5.04%	25,084,194
					$484,258,015	$408,802,388
_______________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

(2)	The Company has the option to extend the maturity date for up to two successive periods of 12 months each, subject to customary and market rate extension provisions.

(3)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

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
March 31, 2013
(unaudited)

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

(6)
On December 27, 2012, the Company refinanced the existing mortgage loan secured by the Renaissance St. Andrews Property with the proceeds of a new mortgage loan in the aggregate principal amount of $9,084,000. A portion of the proceeds from the new loan were used to retire $7,000,000 of principal and accrued interest outstanding on the existing mortgage loan.

(7)
The principal balance at March 31, 2013 includes the unamortized portion of the debt premium of $491,147. During the three months ended March 31, 2013, the Company recorded amortization of debt premiums of $25,357 as an offset to interest expense in the accompanying consolidated statements of operations.

(8)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)
The principal balance at March 31, 2013 includes the unamortized portion of the debt premium of $1,613,944. During the three months ended March 31, 2013, the Company recorded amortization of debt premiums of $89,774 as an offset to interest expense in the accompanying consolidated statements of operations.

(10)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(11)
The principal balance at March 31, 2013 includes the unamortized portion of the debt premium of $781,204. During the three months ended March 31, 2013, the Company recorded amortization of debt premiums of $36,592 as an offset to interest expense in the accompanying consolidated statements of operations.

(12)	A monthly payment of interest only is due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(13)	The Company entered into an interest rate cap that limits the London Interbank Offered Rate (“LIBOR”) portion of the interest rate to 5% through November 1, 2016.

(14)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(15)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2% through April 1, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

(16)
The principal balance at March 31, 2013 includes the unamortized portion of the debt premium of $1,572,577. During the three months ended March 31, 2013, the Company recorded amortization of debt premiums of $3,389 as an offset to interest expense in the accompanying consolidated statements of operations.

Revolving Credit Facility
On October 22, 2012, the Company entered into an unsecured revolving line of credit with PNC Bank, N.A. to borrow up to $5,000,000. Each advance under the facility is due within 180 days from the date of the advance and all unpaid principal and interest is due and payable in full on October 22, 2013.
For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the credit agreement), (B) the sum of the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, and (C) LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of March 31, 2013, $5,000,000 was outstanding bearing interest at the Prime Rate plus 2.0%.
The following is a summary of the Company’s aggregate maturities as of March 31, 2013:

			Maturities During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2013	2014	2015	2016	2017	Thereafter
Principal payments on outstanding debt obligations(1)	$489,258,015	$15,385,973	$6,612,224	$8,588,505	$8,866,577	$29,653,290	$420,151,446
________________

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2013 and 2012, the Company was in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2013 and 2012, the Company incurred interest expense of $4,302,013 and $758,582. Interest expense for the three months ended March 31, 2013 and 2012 includes amortization of deferred financing costs of $160,294 and $34,158, accretion of loan premiums of $155,112 and $6,271, and net unrealized losses from the change in fair value of interest rate caps of $64,617 and $0, respectively. Interest expense of $1,409,323 and $852,105 was payable as of March 31, 2013 and December 31, 2012, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
As of March 31, 2013, the Company’s weighted-average interest rate on its outstanding debt was 3.95%.

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
March 31, 2013
(unaudited)

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of March 31, 2013, the Company had issued 27,810,925 shares of common stock in its Private Offering and Public Offering for offering proceeds of $237,622,897, net of offering costs of $40,837,329, including 575,190 shares of common stock pursuant to the DRP, for total proceeds of $5,539,778. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $1,317,890 and $590,856 of amounts receivable from the Company’s transfer agent as of March 31, 2013 and December 31, 2012, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
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
Included in general and administrative expenses is $21,126 and $8,349 for the three months ended March 31, 2013 and 2012, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.54 years as of March 31, 2013.
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
March 31, 2013
(unaudited)

enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2013 and December 31, 2012, no shares of the Company’s preferred stock were issued and outstanding.
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
Prior to the completion of the Company’s Offering Stage, the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

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
March 31, 2013
(unaudited)

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
March 31, 2013
(unaudited)

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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. During the three months ended March 31, 2013, the Company redeemed a total of 29,169 shares with a total redemption value of $272,960 and received requests for the redemption of 35,596 shares with a total redemption value of $350,901. During the three months ended March 31, 2012, the Company received requests for the redemption of 4,773 shares with a total redemption value of $45,144, all of which were redeemed during the year ended December 31, 2012.
As of March 31, 2013, the Company had 35,596 shares of outstanding and unfulfilled redemption requests and recorded $350,901 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed 29,454 of the outstanding redemption requests as of March 31, 2013 totaling $291,286 on the April 30, 2013 redemption date.
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase plan. The Company presently intends to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to the DRP and in no event shall the shares redeemed in any calendar year exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of the Company’s common stock.
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
March 31, 2013
(unaudited)

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
Pursuant to the share repurchase plan, for the three months ended March 31, 2013 and 2012, the Company reclassified $1,347,953 and $352,125, net of $272,960 and $211,588 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 during the Offering Stage. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of March 31, 2013 and December 31, 2012, $2,399,153 and $2,399,153, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
March 31, 2013
(unaudited)

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
Distributions declared for the three months ended March 31, 2013 and 2012 were $4,460,763 and $1,004,618, including $1,896,912 and $413,147, or 194,955 shares and 43,489 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2013 and December 31, 2012, $1,636,331 and $1,343,399 distributions declared were payable, which included $695,629 and $566,840 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the three months ended March 31, 2013 and 2012, the Company paid cash distributions of $2,399,708 and $513,683, which related to distributions declared for each day in the period from December 1, 2012 through February 28, 2013 and December 1, 2011 through February 28, 2012, respectively. Additionally, for the three months ended March 31, 2013 and 2012, 181,719 and 37,042 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $1,768,123 and $351,897, respectively. For the three months ended March 31, 2013 and 2012, the Company paid total distributions of $4,167,831 and $865,580.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred and paid for the three months ended March 31, 2013 and 2012 are as follows:

	Incurred For the Three Months Ended March 31,		Paid (Received) For the Three Months Ended March 31,
	2013	2012	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,256,596	$215,020	$1,256,596	$—
Acquisition fees(1)	2,222,318	1,312,377	1,932,660	855,594
Acquisition expenses(2)	1,671,768	229,698	422,461	107,302
Property management
Fees(1)	548,853	126,037	516,451	96,535
Reimbursement of onsite personnel(3)	1,456,994	360,172	1,395,827	352,667
Other fees(1)	158,359	—	136,721	—
Other operating expenses(4)	187,738	697,186	223,449	517,332
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	2,514,262	1,298,984	2,497,871	1,291,102
Selling commissions	3,065,168	1,511,148	3,065,168	1,511,148
Dealer management fees	1,698,582	849,148	1,698,582	849,148
	$14,780,638	$6,599,770	$13,145,786	$5,580,828
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Amounts attributable to the Advisor and its affiliates that are payable as of March 31, 2013 and December 31, 2012 are as follows:

	Payable as of
	March 31, 2013	December 31, 2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,750,731	$1,750,731
Acquisition fees(2)	1,226,742	937,084
Acquisition expenses	1,393,355	144,048
Property management
Fees	183,035	150,633
Reimbursement of onsite personnel	263,010	201,843
Other fees	37,078	15,440
Other operating expenses	123,393	159,104
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	129,304	112,913
Due to affiliates, net	$5,106,648	$3,471,796
________________

(1)
Investment management fees earned by the Advisor totaling $1,750,731 and $1,750,731 were deferred as of March 31, 2013 and December 31, 2012, respectively, pursuant to the terms of the Advisory Agreement.

(2)
Acquisition fees earned by the Advisor totaling $648,422 and $648,422 were deferred as of March 31, 2013 and December 31, 2012, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $578,320 and $288,662 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

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
March 31, 2013
(unaudited)

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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2013 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$272,920,448	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$40,938,067	15.00%
O&O expenses recorded
Sales commissions paid	$16,571,858	6.07%
Broker dealer fees paid	9,472,116	3.47%
Private offering costs reimbursements	423,707	0.16%
Public offering costs reimbursements	14,240,344	5.22%
Public offering costs reimbursements accrual	129,304	0.05%
Organizational costs reimbursements	100,738	0.04%
Total O&O costs reimbursements recorded by the company	$40,938,067	15.00%
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
March 31, 2013
(unaudited)

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
As of March 31, 2013 and December 31, 2012, the Advisor had incurred $46,028,364 and $39,439,196, respectively, of organizational and offering costs on behalf of the Company, of which $5,090,297 and $5,779,140, respectively, have been deferred as of the applicable date, as follows:

	Incurred from Inception through December 31, 2012	Amounts Recognized Through December 31, 2012	Amounts Deferred as of December 31, 2012	Incurred during the Three Months Ended March 31, 2013	Amounts Recognized during the Three Months Ended March 31, 2013	Amounts Deferred as of March 31, 2013	Amounts Recognized Through March 31, 2013
Organization costs	$100,738	$100,738	$—	$—	$—	$—	$100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	37,036,739	32,682,669	4,354,070	6,589,168	7,278,011	3,665,227	39,960,680
	$39,439,196	$33,660,056	$5,779,140	$6,589,168	$7,278,011	$5,090,297	$40,938,067
Organization costs are expensed as incurred. From inception through March 31, 2013, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the years ended March 31, 2013 and 2012.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three months ended March 31, 2013 and 2012, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through March 31, 2013, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors.
For the three months ended March 31, 2013 and 2012, the Advisor incurred $6,589,168 and $4,258,655, and the Company reimbursed the Advisor $7,278,011 and $3,659,280, respectively, of offering costs related to the Public Offering. Included in the $6,589,168 and $4,258,655 of offering costs incurred by the Advisor during the three months ended March 31, 2013 and 2012 are $327,000 and $452,000 of amounts paid to Crossroads for certain offering services provided to the Company. The Advisor has incurred total offering costs related to the Public Offering of $43,625,907 from inception through March 31, 2013, of which $3,665,227 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $40,938,067 for organization and offering costs incurred from inception through March 31, 2013, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $876,649 and reimbursements of Public Offering costs of $39,960,680. The Company accrued $129,304 and $112,913 for the reimbursement of offering costs in the financial statements as of March 31, 2013 and December 31, 2012, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended March 31, 2013, the distributions the Company paid did not exceed the Company’s Adjusted Funds From Operations; therefore, no investment management fees were deferred pursuant to the Advisory Agreement during the three months ended March 31, 2013 and $1,750,731 of investment management fees remained deferred as of March 31, 2013. During the year ended December 31, 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each quarter during 2012; therefore, in accordance with the Advisory Agreement, $1,750,731 of investment management fees the Company was obligated to pay the Advisor had been deferred as of December 31, 2012.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the cost of investment, as defined, in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the three months ended March 31, 2013 and March 31, 2012, the Company incurred acquisition fees of $2,222,318 and $1,312,377, of which $1,932,660 and $855,594 was paid to the Advisor. Acquisition fees of $578,320 and $288,662 were due and payable and included in due to affiliates in the accompanying balance sheets at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013, the distributions the Company paid did not exceed the Company's Adjusted Funds From Operations; therefore, no acquisition fees were deferred pursuant to the Advisory Agreement during the three months ended March 31, 2013 and $648,422 of acquisition fees remain deferred as of March 31, 2013. During the year ended December 31, 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each quarter during 2012; therefore, in accordance with the Advisory Agreement, $648,422 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of December 31, 2012.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor or its affiliates, including personnel-related costs for acquisition due diligence, legal and non-recurring management services, and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three months ended March 31, 2013, the Advisor incurred $1,671,768 of direct acquisition costs and the Company paid $446,720 of acquisition costs to third parties.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Keystone Farms and Library Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the three months ended March 31, 2013 and 2012, the Company incurred $548,853 and $126,037, respectively, of property management fees, of which $516,451 and $96,535 was paid to the Property Manager. Property management fees totaling $183,035 and $150,633 were payable to the Property Manager at March 31, 2013 and December 31, 2012, respectively.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. For the three months ended March 31, 2013, the Company incurred $158,359 of other fees, of which $136,721 was paid to the Property Manager. The Company did not pay other fees in connection with the Property Management Agreements during the three months ended March 31, 2012. Other fees totaling $37,078 and $15,440 were payable to the Property Manager at March 31, 2013 and December 31, 2012, respectively.
In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three months ended March 31, 2013 and 2012, the Company incurred $1,456,994 and $360,172 of salaries and related benefits of on-site property management employees, of which $1,395,827 and $352,667 was paid to the Property Manager. Property management expenses totaling $263,010 and $201,843 were payable to the Property Manager at March 31, 2013 and December 31, 2012, respectively.
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
March 31, 2013
(unaudited)

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
The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three months ended March 31, 2013 and 2012, were as follows:

	For the three months ended March 31,		For the Period from May 4, 2009 (Inception) to March 31, 2013
	2013	2012
General and administrative expenses recognized by the Company	$710,822	$704,336	$5,664,552
General and administrative expenses incurred by the Advisor and its affiliates on behalf of the Company (and not recognized by the Company)	—	—	1,123,107
Allocable share of Advisor’s overhead expenses incurred on behalf of the Company (and not recognized by the Company)	—	—	1,448,803
	$710,822	$704,336	$8,236,462
For the three months ended March 31, 2013 and 2012, the Advisor and its affiliates incurred $187,738 and $697,186 of the Company’s operating expenses, including the allocable share of Advisor’s overhead expenses of $187,738 and $262,941, none of which were in excess of the 2%/25% Limitation and are included in the $710,822 and $704,336 of general and administrative expenses recognized by the Company. From inception through March 31, 2013, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910 consisting of $1,123,107 of general and administrative expenses and $1,448,803 of the Company’s allocable share of the Advisor’s overhead expenses. These excess amounts have not been recognized by the Company nor are the amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement with Advisor.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of March 31, 2013, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2013.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three months ended March 31, 2013 and 2012, the Company paid selling commissions of $3,065,168 and $1,511,148 and dealer manager fees of $1,698,582 and $849,148, respectively.

8.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2013 and December 31, 2012, except those awards granted to the independent directors as described below.
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
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On October 23, 2011, one of the independent directors resigned from the Company’s board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. On August 8, 2012, the Company granted each of the three then

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On October 1, 2012, the Company granted 5,000 shares of restricted common stock to each of its two new independent directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors elected to receive 50% of director compensation in stock through December 31, 2012. The Company recorded stock-based compensation expense of $21,126 and $8,349 for the three months ended March 31, 2013 and 2012, respectively.
On November 15, 2012, the Company entered into a Stock Purchase Plan (the “Plan”) with Ella Shaw Neyland, the Company's President and a member of the Company's board of directors, whereby Ms. Neyland has agreed to invest $5,530 for 600 shares of common stock pursuant to the Public Offering on the first day of each fiscal quarter. The purchase of shares of the Company’s common stock by Ms. Neyland pursuant to the Plan commenced on January 1, 2013 and will terminate on the earliest to occur of (i) November 15, 2013, (ii) the termination of the Public Offering, (iii) any suspension of the Public Offering by the Company’s board of directors or a regulatory body, (iv) the date upon which the purchase of stock would cause the aggregate number of shares of stock owned by Ms. Neyland to exceed the ownership limits set forth in the Charter, or (v) the termination of Ms. Neyland’s employment with Steadfast REIT Services, Inc. and its affiliates. The shares will be purchased pursuant to the Plan at a price of $9.216 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.

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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Oklahoma City, Oklahoma; Columbus, Ohio; Lexington, Kentucky; and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
March 31, 2013
(unaudited)

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
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate caps are used to accomplish this objective. As of March 31, 2013, the Company had three interest rate caps with notional amounts totaling $62,242,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Fixed Rate	Fair Value as of March 31, 2013
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.14%	3.00%	$107,674
Cap	Cap Floating Rate	10/24/2011	11/1/2016	21,712,000	One-Month LIBOR	0.20%	5.00%	19,250
Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.20%	2.00%	190,444
				$62,242,000				$317,368
The interest rate caps are not designated, nor do they qualify as, cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate caps as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2013 resulted in an unrealized loss of $64,617, which is included in interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

11.	Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three months ended March 31, 2013 and 2012. The Company acquired four properties during the three months ended March 31, 2013. These properties contributed $815,234 of revenues and $666,120 of net loss, including $547,259 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to March 31, 2013. The following unaudited pro forma information for the three months ended March 31, 2013 and 2012 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2013	2012
Revenues	$20,620,027	$6,457,618
Net loss	$(5,735,397)	$(8,024,105)
Basic and diluted net loss per common share	$(0.21)	$(0.29)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three months ended March 31, 2013 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2011 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12. Subsequent Events
Distributions Paid
On April 1, 2013, the Company paid distributions of $1,636,331, which related to distributions declared for each day in the period from March 1, 2013 through March 31, 2013 and consisted of cash distributions paid in the amount of $940,702 and $695,629 in shares issued pursuant to the DRP.
On May 1, 2013, the Company paid distributions of $1,710,570, which related to distributions declared for each day in the period from April 1, 2013 through April 30, 2013 and consisted of cash distributions paid in the amount of $974,020 and $736,550 in shares issued pursuant to the DRP.
Redemption
On April 30, 2013, the Company redeemed 29,454 shares of its common stock for a total redemption value of $291,286, or $9.89 per share, pursuant to the Company's share repurchase plan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of May 3, 2013, the Company had sold 29,921,736 shares of common stock in the Public Offering for gross proceeds of $300,663,020, including 722,311 shares of common stock issued pursuant to the DRP for gross offering proceeds of $6,971,263. Total shares sold as of May 3, 2013 in the Private Offering and Public Offering were 30,534,766 shares representing gross proceeds of $306,288,976, including 722,311 shares of common stock issued pursuant to the DRP for gross offering proceeds of $6,971,263.
Filing of Registration Statement for a Follow-On Offering
On May 3, 2013, the Company filed a registration statement on Form S-11 (File No. 333-188362) with the SEC to register a follow-on public offering of up to $253,450,000 in shares of common stock. The Company will offer up to $204,800,000 in shares of its common stock to the public at an initial price of $10.24 per share and up to $48,650,000 in shares of common stock to its stockholders pursuant to the DRP at an initial price of $9.73 per share. Upon the SEC declaring the registration statement effective for the Company's follow-on offering, the Company will terminate the Public Offering and commence the follow-on offering.  Under rules promulgated by the SEC, the Company can continue the Public Offering until as late as January 3, 2014.
Acquisition of the Deer Valley Apartments
On April 30, 2013, the Company acquired a fee simple interest in the Deer Valley Apartments located in Lake Bluff, Illinois, (the “Deer Valley Property”), through a wholly-owned subsidiary of the Operating Partnership, SIR Deer Valley, LLC (“SIR Deer Valley”), for an aggregate purchase price of $28,600,000. The Company financed the payment of the purchase price for the Deer Valley Property with (1) proceeds from the Public Offering and (2) the proceeds from a loan in the aggregate principal amount of $20,875,000. The Deer Valley Property consists of 13 two- and three-story buildings and contains 224 units consisting of 120 one-bedroom apartments and 104 two-bedroom apartments. The apartments range in size from 725 to 1,050 square feet and average 876 square feet. An acquisition fee of approximately $577,000 was earned by the Advisor in connection with the acquisition of the Deer Valley Property.
The Company obtained mortgage financing on the Deer Valley Property in the aggregate principal amount of $20,875,000 from Berkadia Commercial Mortgage, LLC (“Berkadia”), pursuant to the requirements of the Fannie Mae Multifamily DUS Loan Program (the “Deer Valley Loan”). The Deer Valley Loan has a maturity date of May 1, 2023. SIR Deer Valley paid a loan origination fee of $160,000 to Berkadia in connection with the Deer Valley Loan. Interest on the outstanding principal balance of the Deer Valley Loan accrues at a variable rate of LIBOR + 2.40%. In connection with the Deer Valley Loan, the Company has absolutely, unconditionally and irrevocably guaranteed to Berkadia the full and prompt payment and performance when due of all amounts, obligations and liabilities for which SIR Deer Valley is personally liable under the Deer Valley Loan.
Revolving Credit Facility Amount Increase
On October 22, 2012, the Company entered into an unsecured revolving line of credit with PNC Bank, N.A. (“PNC”) to borrow up to $5,000,000. Each advance under the facility is due within 180 days from the date of the advance and all unpaid principal and interest is due and payable in full on October 22, 2013. On April 25, 2013, the Company and PNC amended the revolving credit facility documents to increase the amount available under the revolving credit facility to up to $20,000,000.

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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 27, 2013.
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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We also registered up to 15,789,474 shares of common stock for sale pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. From the commencement of our public offering on July 19, 2010 to March 31, 2013, we had sold 27,173,646 shares of common stock in our public offering for gross proceeds of $272,615,901, including 575,190 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $5,539,778.
On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. In determining an estimated value per share of our common stock, our board of directors relied upon information provided in a report prepared by our advisor as well as its experience with, and knowledge about, the real estate portfolio of 11 multifamily properties that we owned as of March 31, 2012. As a result of the determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, our board of directors determined to increase the offering price of our shares of common stock in our ongoing public offering from a price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new offering price. Effective September 10, 2012, our board of directors increased the amount of distributions paid on each share of our common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. For additional information on the methodology used by our board of directors to determine our estimated value per share of our common stock, see our Current Report on Form 8-K filed with the SEC on July 13, 2012.
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
As of March 31, 2013, we owned 34 multifamily properties located within the greater midwest and southern geographic regions. Our property portfolio consists of an aggregate of 7,654 apartment homes and 25,675 square feet of rentable commercial space. The cost of our real estate portfolio was $679,338,500, exclusive of closing costs. At March 31, 2013, our portfolio was approximately 95.9% leased.
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
On May 3, 2013, we filed a registration statement on Form S-11 (File No. 333-188362) with the SEC to register a follow-on public offering of up to $253,450,000 in shares of our common stock. We will offer up to $204,800,000 in shares of our common stock to the public at an initial price of $10.24 per share and up to $48,650,000 in shares of common stock to our stockholders pursuant to our distribution reinvestment plan at an initial price of $9.73 per share. Upon the SEC declaring the registration statement effective for our follow-on offering, we will terminate our initial public offering and commence the follow-on offering.  Under rules promulgated by the SEC, we can continue our initial public offering until as late as January 3, 2014.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

First Quarter Real Estate Acquisitions
For the first quarter of 2013, we acquired four multifamily properties comprising 964 apartment homes, for an aggregate purchase price of $108,530,000, excluding closing costs.
The Hills at Fair Oaks
On January 31, 2013, we acquired a fee simple interest in the The Hills at Fair Oaks located in Fair Oaks Ranch, Texas, for an aggregate purchase price of approximately $34,560,000, exclusive of closing costs. We financed the payment of the purchase price for the The Hills at Fair Oaks with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $24,767,000 from a financial institution.
Library Lofts East
On February 28, 2013, we acquired a fee simple interest in the Library Lofts East located in Kansas City, Missouri, for an aggregate purchase price of approximately $12,750,000, exclusive of closing costs. We financed the payment of the purchase price for the Library Lofts East with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $9,224,000 from a financial institution.
Trails at Buda Ranch
On March 28, 2013, we acquired a fee simple interest in the Trails at Buda Ranch located in Buda, Texas, for an aggregate purchase price of approximately $23,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Trails at Buda Ranch with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $17,030,000 from a financial institution.
Deep Deuce at Bricktown
On March 28, 2013, we acquired a fee simple interest in the Deep Deuce at Bricktown Apartments located in Oklahoma City, Oklahoma, for an aggregate purchase price of approximately $38,220,000, exclusive of closing costs. We financed the payment of the purchase price for the Deep Deuce at Bricktown Apartments with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $23,539,956 from a financial institution.
Recent Real Estate Acquisition
On April 30, 2013, we acquired a fee simple interest in the Deer Valley Luxury Apartments, or the Deer Valley property, located in Lake Bluff, Illinois for an aggregate purchase price of approximately $28,600,000, exclusive of closing costs. We financed the payment of the purchase price for the Deer Valley property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $20,875,000 from a financial institution.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our accounting policies during 2013. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2013 and December 31, 2012, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2012 and 2011.

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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million during our offering stage (defined below). If, during any calendar quarter during our offering stage, the distributions we pay exceed our funds from operations, or FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of March 31, 2013, we had deferred $2,399,153 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $0 during the three months ended March 31, 2013 as adjusted funds from operations exceeded the total distributions paid for the quarter.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared and paid during each of the last five fiscal quarters ended March 31, 2013 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By (Used In) Operating Activities
						Cash Flow From Operations	Offering Proceeds
			Cash	Reinvested	Total
First Quarter 2012	$1,004,618	$0.174	$513,683	$351,897	$865,580	$647,356	$218,224	$647,356
Second Quarter 2012	1,498,103	0.174	784,467	555,490	1,339,957	—	1,339,957	(635,040)
Third Quarter 2012	2,422,753	0.177	1,133,942	830,430	1,964,372	—	1,964,372	(1,016,774)
Fourth Quarter 2012	3,710,684	0.181	1,943,113	1,434,332	3,377,445	—	3,377,445	(3,558,738)
First Quarter 2013	4,460,763	0.177	2,399,708	1,768,123	4,167,831	2,308,865	1,858,966	2,308,865
	$13,096,921	$0.883	$6,774,913	$4,940,272	$11,715,185	$2,956,221	$8,758,964	$(2,254,331)
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
For the three months ended March 31, 2013, we paid aggregate distributions of $4,167,831, including $2,399,708 of distributions paid in cash and 181,719 shares of our common stock issued pursuant to our distribution reinvestment plan for $1,768,123. For the three months ended March 31, 2013, we had a net loss of $8,591,901. We had FFO for the three months ended March 31, 2013 of $131,656 and net cash provided by operating activities was $2,308,865. For the three months ended March 31, 2013, we funded $2,308,865 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and $1,858,966 with proceeds from our public offering. However, on a cumulative basis, as of March 31, 2013, all distribution have been paid with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2013, we had not entered into any leases as a lessee.

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
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 65% or less of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2013, our borrowings were not in excess of 300% of the value of our net assets.
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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments. On October 22, 2012, we entered into a revolving line of credit facility with PNC Bank, National Association for an amount up to $5,000,000. As of March 31, 2013, $5,000,000 was outstanding on our revolving line of credit. We had not identified any additional sources for these types of financings as of March 31, 2013; however, we continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of March 31, 2013, we owned 34 multifamily properties. During the three months ended March 31, 2013, net cash provided by operating activities was $2,308,865 compared to net cash provided by operating activities of $647,356 for the three months ended March 31, 2012. The increase in net cash provided by operating activities is primarily due to the increase in depreciation and amortization expenses, amounts due to affiliates, accounts payable and other accrued liabilities, partially offset by the increase in the net loss over compared to the first quarter of 2012. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2013, net cash used in investing activities was $86,244,084 compared to net cash used in investing activities of $30,605,595 during the three months ended March 31, 2012. The increase in net cash used in investing activities was primarily due to the acquisition of four multifamily properties during the three months ended March 31, 2013, compared to three property acquisitions during the three months ended March 31, 2012.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders and the issuance of notes payable. During the three months ended March 31, 2013, net cash provided by financing activities was $87,685,705 compared to net cash provided by financing activities of $26,905,254 during the three months ended March 31, 2012. Net cash provided by financing activities during the three months ended March 31, 2013 consisted of the following:

•
$40,585,254 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $4,763,750 and (2) the reimbursement of other offering costs to affiliates in the amount of $2,497,871;

•	$49,773,119 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $721,699 and principal payments of $526,182;

•	$272,960 of cash paid for the redemption of common stock; and

•	$2,399,708 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,768,123.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 60% – 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2013, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2013, we had indebtedness totaling an aggregate principal amount of $489,258,015. The following is a summary of our contractual obligations as of March 31, 2013:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$157,146,098	$13,795,913	$36,476,579	$35,384,606	$71,489,000
Principal payments on outstanding debt obligations(2)	489,258,015	15,385,973	15,200,729	38,519,867	420,151,446
Total	$646,404,113	$29,181,886	$51,677,308	$73,904,473	$491,640,446
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2013. We incurred interest expense of $4,302,013 during the three months ended March 31, 2013, including amortization of deferred financing costs totaling $160,294.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2013 and 2012. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of March 31, 2013, we owned 34 multifamily properties compared to owning only 11 multifamily properties at March 31, 2012. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three months ended March 31, 2013 and 2012 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our continuous public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012
The following table summarizes the consolidated results of operations for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012	Change $	Change %
Total revenues	$18,590,756	$3,892,820	$14,697,936	378%
Operating, maintenance and management	4,548,938	1,109,972	3,438,966	310%
Real estate taxes and insurance	2,592,713	432,582	2,160,131	499%
Fees to affiliates	4,186,126	1,653,434	2,532,692	153%
Depreciation and amortization	8,723,557	1,934,024	6,789,533	351%
Interest expense	4,302,013	758,582	3,543,431	467%
General and administrative expenses	710,822	704,336	6,486	1%
Acquisition costs	2,118,488	573,481	1,545,007	269%
Net loss	$(8,591,901)	$(3,273,591)	$(5,318,310)	162%

NOI(1)	$10,741,893	$2,224,229	$8,517,664	383%
FFO(2)	$131,656	$(1,339,567)	$1,471,223	110%
MFFO(2)	$4,278,753	$546,291	$3,732,462	683%
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the three months ended March 31, 2013, we had a net loss of $8,591,901 compared to a net loss of $3,273,591 for the three months ended March 31, 2012. The increase in net loss of $5,318,310 over the prior year period was primarily due to the increase in operating, maintenance and management expenses of $3,438,966, the increase in real estate taxes and insurance of $2,160,131, the increase in fees to affiliates of $2,532,692, the increase in depreciation and amortization expense of $6,789,533, the increase in interest expense of $3,543,431, the increase in general and administrative expenses of $6,486 and the increase in other acquisition costs of $1,545,007, partially offset by the increase in total revenues of $14,697,936. The increase in our expenses was due primarily to the increase in our property portfolio from 11 properties at March 31, 2012 to 34 properties at March 31, 2013.
Total revenues
Rental income and tenant reimbursements for the three months ended March 31, 2013 were $18,590,756 compared to $3,892,820 for the three months ended March 31, 2012. The increase of $14,697,936 was primarily due to the fact that we owned 34 multifamily properties as of March 31, 2013 compared to 11 multifamily properties as of March 31, 2012. Additionally, our total units increased by 5,520 from 2,134 at March 31, 2012 to 7,654 at March 31, 2013 and average monthly rents increased from $873 as of March 31, 2012 to $887 as of March 31, 2013. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended March 31, 2013 were $4,548,938 compared to $1,109,972 for the three months ended March 31, 2012. The increase of $3,438,966 was primarily due to the fact that we operated 34 multifamily properties as of March 31, 2013 compared to 11 multifamily properties as of March 31, 2012. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2013 were $2,592,713 compared to $432,582 for the three months ended March 31, 2012. The increase of $2,160,131 was due to the acquisition of 23 multifamily properties since March 31, 2012 and the continuing operation of the properties owned as of March 31, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2013 were $4,186,126 compared to $1,653,434 for the three months ended March 31, 2012. The increase of $2,532,692 was primarily due to acquisition fees of $2,222,318 earned by our advisor in connection with the acquisition of four multifamily properties with an aggregate purchase price of $108,530,000 during the three months ended March 31, 2013, compared to acquisition fees of $1,312,377 earned by our advisor in connection with the acquisition of three multifamily properties with an aggregate purchase price of $64,850,000 during the three months ended March 31, 2012. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the three months ended March 31, 2013 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2013 were $8,723,557 compared to $1,934,024 for the three months ended March 31, 2012. The increase of $6,789,533 was primarily due to the net increase in depreciable and amortizable assets of $503,774,336 since March 31, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the three months ended March 31, 2013 was $4,302,013 compared to $758,582 for the three months ended March 31, 2012. The increase of $3,543,431 was primarily due to the net increases in the notes payable balance of $396,369,056 due to financing incurred in connection with the acquisition of 23 multifamily properties since March 31, 2012. Included in interest expense is the amortization of deferred financing costs of $160,294 and $34,158 and amortization of loan premiums of $155,112 and $6,271 for the three months ended March 31, 2013 and 2012, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $64,617 and $0 for the three months ended March 31, 2013 and 2012. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended March 31, 2013 were $710,822 compared to $704,336 for the three months ended March 31, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended March 31, 2013 were $2,118,488 compared to $573,481 for the three months ended March 31, 2012. The increase in acquisition costs related primarily to our acquisition of four multifamily properties with an aggregate purchase price of $108,530,000 during the three months ended March 31, 2013 compared to three acquisitions of multifamily properties with an aggregate purchase price of $64,850,000 during the three months ended March 31, 2012. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2012. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2012. Our same store properties for the first quarter of 2012 and 2013 were the Lincoln Tower Apartments, the Park Place Condominiums, the Arbor Pointe Apartments, the Clarion Park Apartments, the Cooper Creek Apartments, the Truman Farm Villas, the Prairie Walk Apartments and EBT Lofts.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012	Change $	Change %
Same-store properties:
Revenues	$3,010,989	$2,840,994	$169,995	6%
Operating expenses	1,444,723	1,269,017	175,706	14%
Net operating income	1,566,266	1,571,977	(5,711)	—%

Non-same-store properties:
Net operating income	9,175,627	652,252	8,523,375

Total net operating income(1)	$10,741,893	$2,224,229	$8,517,664
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended March 31, 2013 was $1,566,266 compared to $1,571,977 for the three months ended March 31, 2012. The decrease in same-store net operating income was primarily due to the 6% increase in same-store revenues offset by the 14% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended March 31, 2013 were $3,010,989 compared to $2,840,994 for the three months ended March 31, 2012. The 6% increase in same-store revenues was primarily due to the market rent increases at the same-store properties, partially offset by occupancy decreases at the Park Place Condominiums as a result of certain renovation projects recently completed.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2013 were $1,444,723 compared to $1,269,017 for the three months ended March 31, 2012. The 14% increase in same-store operating expenses was primarily due to increased personnel costs at the same-store properties during the three months ended March 31, 2013 as well as increased utility and property tax expenses incurred at the same store properties during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2013 and 2012 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(8,591,901)	$(3,273,591)
Fees to affiliates(1)	3,478,914	1,527,397
Depreciation and amortization	8,723,557	1,934,024
Interest expense	4,302,013	758,582
General and administrative expenses	710,822	704,336
Acquisition costs	2,118,488	573,481
Net operating income	$10,741,893	$2,224,229
________________

(1)
Fees to affiliates for the three months ended March 31, 2013 and 2012 excludes property management fees of $548,853 and $126,037 and other fees of $158,359 and $0, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
Reconciliation of net loss to MFFO:	2013	2012
Net loss	$(8,591,901)	$(3,273,591)
Depreciation of real estate assets	5,392,962	931,262
Amortization of lease-related costs	3,330,595	1,002,762
FFO	131,656	(1,339,567)
Acquisition fees and expenses(1)(2)	4,340,806	1,885,858
Unrealized loss on derivative instruments	64,617	—
Accretion of below-market leases	(258,326)	—
MFFO	$4,278,753	$546,291
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

(2)
Acquisition fees and expenses for the three months ended March 31, 2013 and 2012 includes acquisition fees of $2,222,318 and $1,312,377, respectively, that are recorded in fees to affiliates in the accompanying statements of operations and acquisition expenses of $2,118,488 and $573,481, respectively that are recorded in acquisition costs in the accompanying statements of operations.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the terms of our advisory agreement, because MFFO was in excess of distributions paid during the three months ended March 31, 2013, no acquisition and investment management fees earned during the three months ended March 31, 2013 were deferred. Acquisition fees and investment management fees of $578,320 and $0, respectively, are due and payable as of March 31, 2013 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2013, the fair value of our fixed rate debt was $397,554,427 and the carrying value of our fixed rate debt was $410,519,308. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $78,738,707 of our outstanding variable rate debt. Based on interest rates as of March 31, 2013, if interest rates are 100

PART I — FINANCIAL INFORMATION (continued)

basis points higher during the 12 months ending March 31, 2014, interest expense on our variable rate debt would increase by $747,805 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2014, interest expense on our variable rate debt would decrease by $137,190.
At March 31, 2013, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.15% and 2.88%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2013 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2013, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2013, we did not have counterparty risk on our interest rate cap agreements as we had net unrealized losses from the change in fair value of interest rate caps of $64,617. See also Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of March 31, 2013, we had sold 27,810,925 shares of our common stock, including 575,190 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $278,460,226 in the private offering and public offering.
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

PART II—OTHER INFORMATION (continued)

From inception through March 31, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$25,591,032	Actual	9.58%
Other organization and offering costs	14,470,386	Actual	5.42%
Total expenses	$40,061,418
Total public offering proceeds (excluding DRP proceeds)	$267,076,123	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15%	Actual	15.00%
From the commencement of our initial public offering through March 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $232,554,483, including net offering proceeds from our distribution reinvestment plan of $5,539,778. For the three months ended March 31, 2013, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 15%.
We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2013, we had invested in 34 multifamily properties for a total purchase price of $679,338,500. These property acquisitions were funded from proceeds of our offerings and $476,990,365 in secured financings.
During the three months ended March 31, 2013, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	1,950	29,169	$9.36	(3)
February 2013	13,945	—	—	(3)
March 2013	19,701	—	—	(3)
	35,596	29,169
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

PART II—OTHER INFORMATION (continued)

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be equal to our most recently established estimated value per share, as determined by our advisor or another firm chosen for that purpose. As a result of the determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of our shares of common stock in our ongoing public offering will increase from the current price of $10.00 per share to $10.24 per share. We do not currently intend to establish an estimated value per share again until six months following the completion of our offering stage (and every six months thereafter). However, our board of directors may determine to update our estimated value per share before such time in its sole discretion. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our current public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider "public equity offerings" to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

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

10.1
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of March 13, 2013 and effective May 4, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 15, 2013)

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

Steadfast Income REIT, Inc.
Date:	May 6, 2013	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 6, 2013	By:	/s/ Kevin J. Keating
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

10.1
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of March 13, 2013 and effective May 4, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 15, 2013)

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