Form 10-Q
period 2013-06-30
Steadfast Income REIT, Inc.
filed 2013-08-14
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2013, there were 41,068,429 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$72,082,837	$52,128,526
Building and improvements	708,891,816	512,420,903
Tenant origination and absorption costs	17,688,993	13,496,020
Other intangible assets	1,257,357	—
Total real estate, cost	799,921,003	578,045,449
Less accumulated depreciation and amortization	(36,569,438)	(18,073,362)
Total real estate, net	763,351,565	559,972,087
Cash and cash equivalents	45,147,522	9,528,664
Restricted cash	10,981,805	5,467,219
Rents and other receivables	2,453,872	1,414,875
Deferred financing costs and other assets, net	10,738,043	6,203,711
Total assets	$832,672,807	$582,586,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$14,093,425	$8,536,953
Below-market leases, net	24,033	301,349
Notes payable:
Mortgage notes payable, net	558,971,870	408,802,388
Revolving credit facility	—	5,000,000
Total notes payable, net	558,971,870	413,802,388
Distributions payable	2,072,152	1,343,399
Due to affiliates, net	4,676,877	3,471,796
Total liabilities	579,838,357	427,455,885
Commitments and contingencies (Note 9)
Redeemable common stock	6,349,417	3,049,521
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 36,929,950 and 22,908,859 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	369,298	229,086
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	311,914,028	191,130,977
Cumulative distributions and net losses	(65,798,303)	(39,278,923)
Total stockholders’ equity	246,485,033	152,081,150
Total liabilities and stockholders’ equity	$832,672,807	$582,586,556
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$19,979,998	$5,448,943	$36,779,427	$9,049,745
Tenant reimbursements and other	2,390,455	505,692	4,181,782	797,710
Total revenues	22,370,453	5,954,635	40,961,209	9,847,455
Expenses:
Operating, maintenance and management	5,944,288	1,707,282	10,472,201	2,817,754
Real estate taxes and insurance	3,300,748	700,525	5,914,486	1,133,107
Fees to affiliates	4,550,796	2,484,829	8,736,922	4,138,263
Depreciation and amortization	9,772,519	3,390,309	18,496,076	5,324,333
Interest expense	4,552,197	1,328,909	8,854,210	2,086,991
General and administrative expenses	994,118	660,057	1,704,940	1,364,393
Acquisition costs	1,001,902	582,240	3,120,390	1,155,721
	30,116,568	10,854,151	57,299,225	18,020,562
Net loss	(7,746,115)	(4,899,516)	(16,338,016)	(8,173,107)
Net loss per common share — basic and diluted	$(0.24)	$(0.57)	$(0.57)	$(1.13)
Weighted average number of common shares outstanding — basic and diluted	32,136,950	8,629,043	28,727,291	7,219,033
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2011	4,638,699	$46,387	1,000	$10	$38,260,059	$(8,082,838)	$30,223,618
Issuance of common stock	18,314,135	183,139	—	—	182,891,102	—	183,074,241
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,154,479)	—	(17,154,479)
Transfers to redeemable common stock	—	—	—	—	(2,722,156)	—	(2,722,156)
Redemption of common stock	(43,975)	(440)	—	—	(417,293)	—	(417,733)
Other offering costs to affiliates	—	—	—	—	(9,820,681)	—	(9,820,681)
Distributions declared	—	—	—	—	—	(8,636,158)	(8,636,158)
Amortization of stock-based compensation	—	—	—	—	94,425	—	94,425
Net loss for the year ended December 31, 2012	—	—	—	—	—	(22,559,927)	(22,559,927)
BALANCE, December 31, 2012	22,908,859	229,086	1,000	10	191,130,977	(39,278,923)	152,081,150
Issuance of common stock	14,081,683	140,818	—	—	143,301,028	—	143,441,846
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(13,432,890)	—	(13,432,890)
Transfers to redeemable common stock	—	—	—	—	(3,319,127)	—	(3,319,127)
Redemption of common stock	(60,592)	(606)	—	—	(582,086)	—	(582,692)
Other offering costs to affiliates	—	—	—	—	(5,221,670)	—	(5,221,670)
Distributions declared	—	—	—	—	—	(10,181,364)	(10,181,364)
Amortization of stock-based compensation	—	—	—	—	37,796	—	37,796
Net loss for the six months ended June 30, 2013	—	—	—	—	—	(16,338,016)	(16,338,016)
BALANCE, June 30, 2013	36,929,950	$369,298	1,000	$10	$311,914,028	$(65,798,303)	$246,485,033
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(16,338,016)	$(8,173,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,496,076	5,324,333
Accretion of below-market leases	(426,318)	—
Amortization of deferred financing costs	395,747	103,560
Amortization of stock-based compensation	243,796	19,383
Amortization of debt premium	(387,942)	(33,623)
Change in fair value of interest rate cap agreements	(373,855)	105,333
Changes in operating assets and liabilities:
Restricted cash for operating activities	(4,413,849)	(1,015,448)
Rents and other receivables	(551,776)	(26,067)
Other assets	189,680	(45,404)
Accounts payable and accrued liabilities	5,538,451	3,253,601
Due to affiliates, net	704,511	499,755
Net cash provided by operating activities	3,076,505	12,316
Cash Flows from Investing Activities:
Acquisition of real estate investments	(163,523,649)	(102,823,060)
Addition to real estate investments	(2,331,167)	(599,892)
Escrow deposits for pending real estate acquisitions	(4,739,792)	125,100
Restricted cash for investing activities	(1,100,737)	(1,442,707)
Purchase of interest rate caps	(920,246)	(295,870)
Net cash used in investing activities	(172,615,591)	(105,036,429)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	100,521,000	63,341,001
Principal payments on mortgage notes payable	(3,404,116)	(6,859,659)
Borrowings from credit facility	20,000,000	—
Principal payments on credit facility	(25,000,000)	—
Proceeds from issuance of common stock	138,847,097	54,796,203
Payments of commissions on sale of common stock and related dealer manager fees	(13,432,890)	(5,252,171)
Reimbursement of other offering costs to affiliates	(4,721,099)	(3,029,041)
Payment of deferred financing costs	(1,666,066)	(1,000,337)
Distributions to common stockholders	(5,403,290)	(1,298,150)
Redemptions of common stock	(582,692)	(322,401)
Net cash provided by financing activities	205,157,944	100,375,445
Net increase (decrease) in cash and cash equivalents	35,618,858	(4,648,668)
Cash and cash equivalents, beginning of period	9,528,664	12,200,681
Cash and cash equivalents, end of period	$45,147,522	$7,552,013

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,433,993	$1,711,865
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$728,753	$297,185
Assumption of mortgage notes payable to acquire real estate	$51,270,501	$60,361,048
Application of escrow deposits to acquire real estate	$2,580,200	$—
Premium on assumed mortgage notes payable	$2,170,039	$—
Increase in amounts receivable from stockholders	$(487,221)	$(19,988)
Increase (decrease) in amounts payable to affiliates for other offering costs	$500,572	$(58,808)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$4,049,321	$907,387

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
As of June 30, 2013, the Company owned 39 multifamily properties comprising a total of 8,771 apartment homes and 25,675 square feet of rentable commercial space. For more information on the Company's real estate portfolio, see Note 3.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 15,789,474 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced the Public Offering on July 19, 2010. The Company may reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.
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
June 30, 2013
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
From the commencement of the Public Offering on July 19, 2010 to June 30, 2013, the Company sold 36,326,023 shares of common stock in the Public Offering for gross proceeds of $365,765,634, including 809,640 shares of common stock issued pursuant to the DRP for gross offering proceeds of $7,820,978.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 4, 2014. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company's board of directors and provides investment management services on the Company’s behalf. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2013.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
June 30, 2013
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
Interest rate cap agreements - These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,427,210	$—
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
June 30, 2013
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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2013 and December 31, 2012, the fair value of the mortgage notes payable was $547,271,810 and $353,947,202, respectively, compared to the carrying value of $558,971,870 and $408,802,388, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012 through June 30, 2013. Each day during the period from January 1, 2013 through June 30, 2013 was a record date for distributions.
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
Per Share Data
Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period. During the three and six months ended June 30, 2013, the Company declared distributions of $0.179 and $0.355 per common share. During the three and six months ended June 30, 2012, the Company declared distributions of $0.174 and $0.349 per common share.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

3. Real Estate
As of June 30, 2013, the Company owned 39 multifamily properties. The following table provides summary information regarding the Company’s property portfolio:

						Mortgage Debt Outstanding at June 30, 2013	Average Occupancy as of		Average Monthly Rent as of
Property Name	Location		Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Lincoln Tower Apartments	Springfield, IL		8/11/2010	190	$9,500,000	$8,544,087	94.2%	96.8%	$866	$848
Park Place Condominiums	Des Moines, IA		12/22/2010	150	8,253,500	5,000,000	98.0%	88.6%	874	859
Arbor Pointe Apartments	Louisville, KY		5/5/2011	130	6,500,000	5,046,762	99.2%	95.4%	781	775
Clarion Park Apartments	Olathe, KS		6/28/2011	220	11,215,000	8,705,648	98.6%	95.5%	707	697
Cooper Creek Village	Louisville, KY		8/24/2011	123	10,420,000	6,684,478	90.2%	95.1%	942	938
Truman Farm Villas	Grandview, MO		12/22/2011	200	9,100,000	5,871,028	97.5%	96.5%	661	654
Prairie Walk Apartments	Kansas City, MO		12/22/2011	128	6,100,000	3,935,310	96.9%	95.3%	632	615
EBT Lofts	Kansas City, MO		12/30/2011	102	8,575,000	5,548,745	97.1%	98.0%	888	876
Windsor on the River Apartments	Cedar Rapids, IA		1/26/2012	424	33,000,000	23,500,000	96.9%	88.0%	711	728
Renaissance St. Andrews Apartments	Louisville, KY		2/17/2012	216	12,500,000	9,084,000	88.4%	93.5%	691	699
Spring Creek of Edmond	Edmond, OK		3/9/2012	252	19,350,000	14,074,896	94.0%	92.9%	862	850
Montclair Parc Apartments	Oklahoma City, OK		4/26/2012	360	35,750,000	24,537,086	97.8%	88.6%	936	926
Sonoma Grande Apartments	Tulsa, OK		5/24/2012	336	32,200,000	22,540,000	90.5%	91.4%	960	945
Estancia Apartments	Tulsa, OK		6/29/2012	294	27,900,000	22,024,170	92.5%	95.2%	975	950
Montelena Apartments	Round Rock, TX		7/13/2012	232	18,350,000	12,744,612	97.8%	94.0%	903	869
Valley Farms Apartments	Louisville, KY		8/30/2012	160	15,100,000	10,329,069	94.4%	94.4%	886	883
Hilliard Park Apartments	Columbus, OH		9/11/2012	201	19,800,000	13,860,000	85.1%	92.0%	1,014	992
Sycamore Terrace Apartments	Terre Haute, IN		9/20/2012	178	16,500,000	11,445,185	96.6%	95.5%	1,021	1,015
Hilliard Summit Apartments	Columbus, OH		9/28/2012	208	24,100,000	16,800,000	93.8%	93.8%	1,095	1,063
Springmarc Apartments	San Marcos, TX	1	10/19/2012	240	21,850,000	15,470,000	94.6%	88.8%	887	974

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

						Mortgage Debt Outstanding at June 30, 2013	Average Occupancy as of		Average Monthly Rent as of
Property Name	Location		Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Renaissance at St. Andrews Condominiums	Louisville, KY	1	10/31/2012	29	$1,375,000	$—	100.0%	58.6%	$682	$704
Ashley Oaks Apartments	San Antonio, TX	1	11/29/2012	462	30,790,000	21,712,000	90.3%	91.1%	764	745
Arrowhead Apartments	Palatine, IL	1	11/30/2012	200	16,750,000	12,562,000	98.0%	96.5%	1,040	997
The Moorings Apartments	Roselle, IL	1	11/30/2012	216	20,250,000	15,187,000	94.4%	97.7%	1,032	1,010
Forty 57 Apartments	Lexington, KY	1	12/20/2012	436	52,500,000	38,500,000	97.5%	87.2%	855	866
Keystone Farms Apartments	Nashville, TN	1	12/28/2012	90	8,400,000	6,200,000	98.9%	97.8%	975	952
Riverford Crossing Apartments	Frankfort, KY	1	12/28/2012	300	30,000,000	21,900,000	91.3%	92.7%	863	861
South Pointe at Valley Farms	Louisville, KY	1	12/28/2012	32	5,275,000	—	96.9%	93.8%	994	969
Montecito Apartments	Austin, TX	1	12/31/2012	268	19,000,000	14,250,000	94.0%	91.8%	805	752
Hilliard Grand Apartments	Dublin, OH	1	12/31/2012	314	40,500,000	29,154,784	95.2%	92.0%	1,228	1,190
The Hills at Fair Oaks	Fair Oaks Ranch, TX	1	1/31/2013	288	34,560,000	24,767,000	92.4%	—%	964	—
Library Lofts East	Kansas City, MO	1	2/28/2013	118	12,750,000	9,196,664	97.5%	—%	901	—
The Trails at Buda Ranch	Buda, TX	1	3/28/2013	264	23,000,000	17,030,000	91.3%	—%	925	—
Deep Deuce at Bricktown	Oklahoma City, OK	1	3/28/2013	294	38,220,000	27,745,040	89.8%	—%	1,144	—
Deer Valley Apartments	Lake Bluff, IL	1	4/30/2013	224	28,600,000	20,875,000	97.8%	—%	1,201	—
Grayson Ridge	North Richland Hills, TX	1	5/31/2013	240	14,300,000	10,725,000	95.4%	—%	700	—
Rosemont at Olmos Park	San Antonio, TX	1	5/31/2013	144	22,050,000	15,100,000	83.3%	—%	1,323	—
Retreat at Quail North	Oklahoma City, OK	1	6/12/2013	240	25,250,000	17,267,567	96.7%	—%	994	—
The Lodge at Trails Edge	Indianapolis, IN	1	6/18/2013	268	18,400,000	11,054,739	96.3%	—%	697	—
				8,771	$788,033,500	$558,971,870	94.3%	92.4%	$907	$783

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Second Quarter Acquisitions
On April 30, 2013, the Company acquired a fee simple interest in the Deer Valley Luxury Apartments located in Lake Bluff, Illinois (the “Deer Valley Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $28,600,000, exclusive of closing costs. The Deer Valley Property consists of 13 two- and three-story buildings and contains 224 units consisting of 120 one-bedroom apartments and 104 two-bedroom apartments. The apartments range in size from 725 to 1,050 square feet and average 876 square feet. An acquisition fee of $580,985 was earned by the Advisor in connection with the acquisition of the Deer Valley Property.
On May 31, 2013, the Company acquired a fee simple interest in the Grayson Ridge located in North Richland Hills, Texas (the “Grayson Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $14,300,000, exclusive of closing costs. The Grayson Property consists of 16 two- and three-story buildings and contains 240 units consisting of 144 one-bedroom apartments and 96 two-bedroom apartments. The apartments range in size from 518 to 1,025 square feet and average 760 square feet. An acquisition fee of $291,165 was earned by the Advisor in connection with the acquisition of the Grayson Property.
On May 31, 2013, the Company acquired a fee simple interest in the Rosemont at Olmos Park located in San Antonio, Texas (the “Rosemont Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $22,050,000, exclusive of closing costs. The Rosemont Property consists of 10 three-story buildings and contains 144 units consisting of 53 one-bedroom apartments, 67 two-bedroom apartments and 24 three-bedroom apartments. The apartments range in size from 711 to 1,296 square feet and average 963 square feet. An acquisition fee of $448,153 was earned by the Advisor in connection with the acquisition of the Rosemont Property.
On June 12, 2013, the Company acquired a fee simple interest in the Retreat at Quail North located in Oklahoma City, Oklahoma (the “Quail North Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $25,250,000, exclusive of closing costs. The Quail North Property consists of 3 three-story buildings and contains 240 units consisting of 108 one-bedroom apartments, 120 two-bedroom apartments and 12 three-bedroom apartments. The apartments range in size from 665 to 1,429 square feet and average 987 square feet. An acquisition fee of $508,717 was earned by the Advisor in connection with the acquisition of the Quail North Property.
On June 18, 2013, the Company acquired a fee simple interest in the The Lodge at Trails Edge located in Indianapolis, Indiana (the “Trails Edge Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $18,400,000, exclusive of closing costs. The Trails Edge Property consists of 13 two-story buildings and contains 268 units consisting of 136 one-bedroom apartments and 132 two-bedroom apartments. The apartments range in size from 661 to 854 square feet and average 756 square feet. An acquisition fee of $372,591 was earned by the Advisor in connection with the acquisition of the Trails Edge Property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

The purchase price for the Company’s acquisitions during the three months ended June 30, 2013 was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Purchase Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Premium on Assumed Liabilities(1)	Total Purchase Price
Deer Valley Apartments	4/30/2013	$2,494,142	$25,576,950	$528,908	$—	$28,600,000
Grayson Ridge	5/31/2013	1,594,099	12,352,127	353,774	—	14,300,000
Rosemont at Olmos Park	5/31/2013	2,064,447	19,562,430	423,123	—	22,050,000
Retreat at Quail North	6/12/2013	1,700,810	23,536,900	488,643	(476,353)	25,250,000
The Lodge at Trails Edge	6/18/2013	2,389,613	15,742,487	385,620	(117,720)	18,400,000
		$10,243,111	$96,770,894	$2,180,068	$(594,073)	$108,600,000
________________

(1)	Loan premiums are amortized to interest expense over the remaining term of the assumed loan.

As of June 30, 2013 and December 31, 2012, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	June 30, 2013
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$72,082,837	$708,891,816	$17,688,993	$1,257,357	$799,921,003	$(589,054)
Less: Accumulated depreciation and amortization	—	(21,383,417)	(15,163,066)	(22,955)	(36,569,438)	565,021
Net investments in real estate and related lease intangibles	$72,082,837	$687,508,399	$2,525,927	$1,234,402	$763,351,565	$(24,033)

	December 31, 2012
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$52,128,526	$512,420,903	$13,496,020	$—	$578,045,449	$(440,052)
Less: Accumulated depreciation and amortization	—	(9,515,773)	(8,557,589)	—	(18,073,362)	138,703
Net investments in real estate and related lease intangibles	$52,128,526	$502,905,130	$4,938,431	$—	$559,972,087	$(301,349)
Depreciation and amortization expenses were $9,772,519 and $18,496,076 for the three and six months ended June 30, 2013, and $3,390,309 and $5,324,333 for the three and six months ended June 30, 2012, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

The increase in net loss as a result of amortization of the Company’s tenant origination and absorption costs was $3,280,773 and $6,605,477 for the three and six months ended June 30, 2013, and $1,844,828 and $2,847,590 for the three and six months ended June 30, 2012, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the three months ended June 30, 2013 and 2012 was $426,318 and $0. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
Operating Leases
As of June 30, 2013, the Company’s real estate portfolio comprised 8,771 residential units and was 94.3% occupied by a diverse group of residents. For each of the three and six months ended June 30, 2013 and 2012, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,289,366 and $1,809,508 as of June 30, 2013 and December 31, 2012, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2013 and thereafter is as follows:

July 1 through December 31, 2013	$172,824
2014	256,847
2015	217,198
2016	188,789
2017	187,680
Thereafter	31,280
$1,054,618
As of June 30, 2013 and December 31, 2012, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Deferred Financing Costs and Other Assets
As of June 30, 2013 and December 31, 2012, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	June 30, 2013	December 31, 2012
Deferred financing costs	$5,455,657	$3,789,591
Less: accumulated amortization	(655,435)	(259,688)
	4,800,222	3,529,903
Prepaid expenses	375,848	975,843
Interest rate cap agreements	1,427,210	133,109
Escrow deposits for pending real estate acquisitions	3,334,700	1,175,100
Deposits	800,063	389,756
	$10,738,043	$6,203,711

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

5. Debt
Mortgage Notes Payable
The following is a summary of notes payable secured by real property as of June 30, 2013 and December 31, 2012:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	June 30, 2013	December 31, 2012
1	Lincoln Tower Property	Principal and interest	May 1, 2019	3.66%	$8,544,087	$8,652,963
2	Park Place Property(2)	Principal and interest(3)	July 1, 2018	3.50%	5,000,000	5,000,000
3	Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	5,046,762	5,087,013
4	Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,705,648	8,778,412
5	Cooper Creek Property	Principal and interest(3)	September 1, 2018	3.89%	6,684,478	6,743,782
6	Truman Farm Villas Property	Principal and interest(3)	January 1, 2019	3.78%	5,871,028	5,915,000
7	Prairie Walk Property	Principal and interest(3)	January 1, 2019	3.74%	3,935,310	3,965,000
8	EBT Lofts Property	Principal and interest(3)	January 1, 2019	3.82%	5,548,745	5,590,000
9	Windsor Property	Interest only	May 1, 2042	Variable(4)(5)	23,500,000	23,500,000
10	Renaissance Property(6)	Principal and interest(3)	January 1, 2023	3.85%	9,084,000	9,084,000
11	Spring Creek Property(7)	Principal and interest	February 1, 2018	4.88%	14,074,896	14,236,229
12	Montclair Parc Property	Principal and interest	May 1, 2019	3.70%	24,537,086	24,766,709
13	Sonoma Grande Property	Principal and interest(8)	June 1, 2019	3.31%	22,540,000	22,540,000
14	Estancia Property(9)	Interest only	October 1, 2017(10)	5.94%	22,024,170	22,203,718
15	Montelena Property(11)	Principal and interest(12)	August 1, 2018	4.82%	12,744,612	12,817,796
16	Valley Farms Property	Principal and interest	January 1, 2020	4.25%	10,329,069	10,400,000
17	Hilliard Park Property	Principal and interest(3)	October 1, 2022	3.62%	13,860,000	13,860,000
18	Sycamore Terrace Property	Principal and interest	December 1, 2019	LIBOR + 3.44%	11,445,185	11,550,000
19	Hilliard Summit Property	Principal and interest(3)	October 1, 2022	3.56%	16,800,000	16,800,000
20	Springmarc Property	Principal and interest(3)	November 1, 2019	3.69%	$15,470,000	$15,470,000
21	Ashley Oaks Property(13)	Principal and interest(3)	November 1, 2021	LIBOR + 2.35%	21,712,000	21,712,000
22	Arrowhead Property	Principal and interest(3)	December 1, 2019	3.38%	12,562,000	12,562,000
23	The Moorings Property	Principal and interest(3)	December 1, 2019	3.37%	15,187,000	15,187,000
24	Forty 57 Property	Principal and interest(14)	January 1, 2023	3.73%	38,500,000	38,500,000
25	Keystone Farms Property	Principal and interest(3)	January 1, 2023	3.86%	6,200,000	6,200,000
26	Riverford Crossing Property	Principal and interest(14)	January 1, 2023	3.78%	21,900,000	21,900,000
27	South Pointe Property	Interest only	June 3, 2013	6.00%	—	2,275,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	June 30, 2013	December 31, 2012
28	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,250,000	14,250,000
29	Hilliard Grand Property	Principal and interest	August 1, 2052	5.59%	29,154,784	29,255,766
30	The Hills at Fair Oaks	Principal and interest(14)	February 1, 2023	4.02%	24,767,000	—
31	Library Lofts	Principal and Interest	April 1, 2020	3.66%	9,196,664	—
32	Trails at Buda Ranch(15)	Principal and interest(3)	April 1, 2023	LIBOR + 2.42%	17,030,000	—
33	Deep Deuce at Bricktown Apartments(16)	Principal and interest	April 1, 2018	5.04%	24,945,040	—
34	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,800,000	—
35	Deer Valley(17)	Principal and interest(3)	May 1, 2023	LIBOR + 2.40%	20,875,000	—
36	Grayson Ridge(18)	Principal and interest(3)	July 1, 2020	LIBOR + 2.63%	10,725,000	—
37	Rosemont Olmos Park (18)	Principal and interest(14)	July 1, 2020	LIBOR + 2.65%	15,100,000	—
38	Retreat at Quail North(19)	Principal and interest	January 1, 2053	4.80%	17,267,567	—
39	The Lodge at Trails Edge(20)	Principal and interest	November 1, 2020	4.47%	11,054,739	—
					$558,971,870	$408,802,388
_____________________________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

(2)	On June 18, 2013, the loan was modified to extend the maturity date to July 1, 2018 and the interest rate was reduced to a fixed rate per annum of 3.50%.

(3)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

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
June 30, 2013
(unaudited)

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

(7)
The principal balance at June 30, 2013 includes the unamortized portion of the debt premium of $465,790. During the three and six months ended June 30, 2013, the Company recorded amortization of debt premiums of $25,357 and $50,714, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(8)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)
The principal balance at June 30, 2013 includes the unamortized portion of the debt premium of $1,524,170. During the three and six months ended June 30, 2013, the Company recorded amortization of debt premiums of $89,774 and $179,548, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(10)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(11)
The principal balance at June 30, 2013 includes the unamortized portion of the debt premium of $744,612. During the three and six months ended June 30, 2013, the Company recorded amortization of debt premiums of $36,592 and $73,184, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

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

(16)
The principal balance at June 30, 2013 includes the unamortized portion of the debt premium of $1,493,779. During the three and six months ended June 30, 2013, the Company recorded amortization of debt premiums of $78,798 and $82,187, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(17)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2% through May 1, 2018.

(18)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2% through July 1, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

(19)
The principal balance at June 30, 2013 includes the unamortized portion of the debt premium of $474,794. During the three and six months ended June 30, 2013, the Company recorded amortization of debt premiums of $1,559 and $1,559, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(20)
The principal balance at June 30, 2013 includes the unamortized portion of the debt premium of $116,970. During the three and six months ended June 30, 2013, the Company recorded amortization of debt premiums of $750 and $750, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

Revolving Credit Facility
On October 22, 2012, the Company entered into an unsecured revolving line of credit with PNC Bank, N.A. to borrow up to $5,000,000. On April 25, 2013, the Company amended the credit facility to increase the borrowing capacity to $20,000,000. Each advance under the facility is due within 180 days from the date of the advance and all unpaid principal and interest is due and payable in full on October 22, 2013.
For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the credit agreement), (B) the sum of the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of June 30, 2013, $0 was outstanding on the credit facility.
The following is a summary of the Company's aggregate maturities as of June 30, 2013:

		Remainder of 2013	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2014	2015	2016	2017	Thereafter
Principal payments on outstanding debt obligations(1)	$558,971,870	$7,530,460	$7,538,151	$9,927,772	$10,378,695	$31,208,359	$492,388,433
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all financial debt covenants.
For the three and six months ended June 30, 2013, the Company incurred interest expense of $4,552,197 and $8,854,210. Interest expense for the three and six months ended June 30, 2013 includes amortization of deferred financing costs of $235,453 and $395,747, amortization of loan premiums of $232,830 and $387,942, and net unrealized gains from the change in fair value of interest rate caps of $438,472 and $373,855, respectively.
For the three and six months ended June 30, 2012, the Company incurred interest expense of $1,328,909 and $2,086,991. Interest expense for the three and six months ended June 30, 2012 includes amortization of deferred financing costs of $69,402 and $103,560, amortization of loan premiums of $27,352 and $33,623, and net unrealized losses from the change in fair value of interest rate caps of $105,333 and $105,333, respectively.
Interest expense of $1,638,373 and $852,105 was payable as of June 30, 2013 and December 31, 2012, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
As of June 30, 2013, the Company’s weighted-average interest rate on its outstanding debt was 3.86%.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Letter of Credit
In connection with the acquisition of the Windsor on the River Apartments, PNC Bank, National Association (the “Credit Provider”) issued a Letter of Credit to the Bond Trustee up to an aggregate of $23,789,727. The purpose of the Letter of Credit is to provide the Bond Trustee with funds for the payment of principal and interest on the Bonds and the purchase price of the Bonds that have been tendered pursuant to the tender provisions of the Indenture to the extent remarketing proceeds or other funds are not available for such purposes. The Letter of Credit will expire on January 25, 2017. Pursuant to a Reimbursement and Credit Agreement (the “Reimbursement Agreement”) by and between the Company, the Credit Provider and the Bond Trustee, the Company will reimburse the Credit Provider for all amounts paid by the Credit Provider to the Bond Trustee pursuant to a draw on the Letter of Credit on the day that the Credit Provider pays such amounts to the Bond Trustee. Interest on any amounts due under the Reimbursement Agreement will accrue from the date such amounts become due and payable until paid in full at a rate per annum equal to a fluctuating rate established by the Reimbursement Agreement plus 3.00%, subject to certain exceptions.
The Company paid a nonrefundable fee in connection with the origination of the Letter of Credit in the amount of $118,950. In addition, the Company will pay the Credit Provider an annual fee based upon a fixed percentage of the Letter of Credit Amount (the “Facility Fee”). The Facility Fee is: (1) for the period commencing on the closing date and ending on the day immediately preceding the first anniversary of the closing date (which occurred on January 26, 2013), 2.00% per annum; (2) for the period commencing on the first anniversary of the closing date and ending on the day immediately preceding the third anniversary of the closing date, 2.25% per annum; and (3) for the period commencing on the third anniversary of the closing date and thereafter, 2.50% per annum.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of June 30, 2013, the Company had issued 36,963,302 shares of common stock in its Private Offering and Public Offering for offering proceeds of $319,396,082, net of offering costs of $52,213,877, including 809,640 shares of common stock pursuant to the DRP for total proceeds of $7,820,978. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $997,590 and $590,856 of amounts receivable from the Company’s transfer agent as of June 30, 2013 and December 31, 2012, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

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
Included in general and administrative expenses is $16,670 and $37,796 for the three and six months ended June 30, 2013 and $11,034 and $19,383 for the three and six months ended June 30, 2012, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.29 years as of June 30, 2013.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2013 and December 31, 2012, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
After the completion of the Company’s Offering Stage, the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

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
June 30, 2013
(unaudited)

________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)
The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder. For purposes of the Company’s share repurchase plan a “disability” means (a) the stockholder has received a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (b) the determination of such disability was made by the governmental agency responsible for reviewing and awarding the disability retirement benefits that the stockholder could be eligible to receive, which the Company refers to as the “applicable governmental agency.” The applicable governmental agencies are limited to the following: (i) the Social Security Administration; (ii) the U.S. Office of Personnel Management with respect to disability benefits under the Civil Service Retirement System (“CSRS”); or (iii) the Veteran’s Administration; and in each case, the agency charged with administering disability benefits at that time on behalf of one of the applicable governmental agencies. Disability determinations by governmental agencies other than those listed above, including, but not limited to, worker’s compensation insurance or the administration or enforcement of the Rehabilitation Act of 1973, as amended, or the Americans with Disabilities Act of 1990, as amended, will not entitle a stockholder to the terms available for the repurchase of shares. Repurchase requests following an award by the applicable governmental agency of disability Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge, as the case may be, or such other documentation issued by the applicable governmental agency that the Company deems acceptable and demonstrates an award of the disability benefits. As the following disabilities generally do not entitle a worker to Social Security or related disability benefits, they will not qualify as a “disability” for purposes of our share repurchase plan: (a) disabilities occurring after the legal retirement age; (b) temporary disabilities; and (c) disabilities that do not render a worker incapable of performing substantial gainful activity. However, where a stockholder requests the repurchase of shares due to a disability and the stockholder does not have a disability that meets the definition described above, but is subject to similar circumstances, the Company’s board of directors may repurchase the stockholder’s shares, in its sole discretion.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. During the three and six months ended June 30, 2013, the Company redeemed a total of 31,423 and 60,592 shares with a total redemption value of $309,441 and $582,692 and received requests for the redemption of 25,749 and 61,345 shares with a total redemption value of $251,875 and $602,782, respectively.
As of June 30, 2013, the Company had 29,551 shares of outstanding and unfulfilled redemption requests and recorded $289,361 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed 28,911 of the outstanding redemption requests as of June 30, 2013 totaling $274,210 on the July 30, 2013 redemption date.
The Company cannot guarantee that the amounts allocated for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder may (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2013, the Company reclassified $1,971,174 and $3,319,127, net of $309,441 and $582,692 of fulfilled redemption requests, and for the three and six months ended June 30, 2012, the Company reclassified $555,297 and $907,422, net of $81,547 and $293,135 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 through the date the SEC declares effective the registration statement for the Company's follow-on offering. If, during any calendar quarter during this period, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of June 30, 2013 and December 31, 2012, $3,060,482 and $2,399,153, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Distributions declared for the three and six months ended June 30, 2013 were $5,720,601 and $10,181,364, including $2,499,794 and $4,396,706, or 256,916 and 451,871 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2012 were $1,498,103 and $2,502,721, including $625,928 and $1,039,075, or 65,887 and 109,376 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2013 and December 31, 2012, $2,072,152 and $1,343,399 distributions declared were payable, which included $914,225 and $566,840 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2013, the Company paid cash distributions of $3,003,582 and $5,403,290, which related to distributions declared for each day in the period from March 1, 2013 through May 31, 2013 and December 1, 2012 through May 31, 2013, respectively. Additionally, for the three and six months ended June 30, 2013, 234,450 and 416,169 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $2,281,198 and $4,049,321, respectively. For the three and six months ended June 30, 2013, the Company paid total distributions of $5,284,780 and $9,452,611.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2013 and 2012 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,498,270	$354,435	$2,754,866	$569,455
Acquisition fees(1)	2,201,611	1,937,563	4,423,929	3,249,940
Acquisition expenses(2)	504,243	203,561	2,176,011	433,259
Property management
Fees(1)	671,007	192,831	1,219,860	318,868
Reimbursement of onsite personnel(3)	1,831,979	590,473	3,288,973	950,645
Other fees(1)	179,908	—	338,267	—
Other operating expenses(4)	259,019	250,999	446,757	948,185
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	2,707,408	1,671,250	5,221,670	2,970,234
Selling commissions	5,513,018	1,834,388	8,578,186	3,345,536
Dealer management fees	3,156,122	1,057,487	4,854,704	1,906,635
	$18,522,585	$8,092,987	$33,303,223	$14,692,757
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Amounts attributable to the Advisor and its affiliates paid during the three and six months ended June 30, 2013 and 2012 are as follows:

	Paid During the		Paid During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees	$836,941	$—	$2,093,537	$—
Acquisition fees	2,356,147	2,316,517	4,288,807	3,172,111
Acquisition expenses	1,897,598	407,020	2,320,059	514,322
Property management
Fees	610,561	171,253	1,127,012	267,788
Reimbursement of onsite personnel	1,872,763	527,768	3,268,590	880,435
Other fees	192,454	—	329,175	—
Other operating expenses	293,524	618,610	516,973	1,135,942
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	2,223,228	1,737,939	4,721,099	3,029,041
Selling commissions	5,513,018	1,834,388	8,578,186	3,345,536
Dealer management fees	3,156,122	1,057,487	4,854,704	1,906,635
Due to (from) affiliates
Due from Advisor	—	—	—	—
	$18,952,356	$8,670,982	$32,098,142	$14,251,810

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of June 30, 2013 and December 31, 2012 are as follows:

	Payable as of
	June 30, 2013	December 31, 2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$2,412,060	$1,750,731
Acquisition fees(2)	1,072,206	937,084
Acquisition expenses	—	144,048
Property management
Fees	243,481	150,633
Reimbursement of onsite personnel	222,226	201,843
Other fees	24,532	15,440
Other operating expenses	88,888	159,104
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	613,484	112,913
Due to affiliates, net	$4,676,877	$3,471,796
_____________________________

(1)
Investment management fees earned by the Advisor totaling $2,412,060 and $1,750,731 were deferred as of June 30, 2013 and December 31, 2012, respectively, pursuant to the terms of the Advisory Agreement. No investment management fees were due and payable at June 30, 2013 and December 31, 2012, respectively.

(2)
Acquisition fees earned by the Advisor totaling $648,422 and $648,422 were deferred as of June 30, 2013 and December 31, 2012, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $423,784 and $288,662 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Included in organization and offering costs are payments made to Crossroads Capital Advisors, LLC (“Crossroads”), a wholly-owned subsidiary of Crossroads Capital Group, LLC, a member of the Sponsor, for certain offering related services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of our distribution reinvestment plan and share redemption plan.
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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2013 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$363,788,981	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$54,568,347	15.00%

O&O expenses recorded:
Sales commissions paid	$22,084,876	6.07%
Broker dealer fees paid	12,628,238	3.47%
Private offering costs reimbursements	423,707	0.12%
Public offering costs reimbursements	17,077,056	4.69%
Organizational costs reimbursements	100,738	0.03%
Total O&O costs recorded by the Company	$52,314,615	14.38%

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
June 30, 2013
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
As of June 30, 2013 and December 31, 2012, the Advisor had incurred $57,342,002 and $39,439,196, respectively, of organizational and offering costs on behalf of the Company, of which $5,027,387 and $5,779,140, respectively, have been deferred as of the applicable date, as follows:

	Incurred through December 31, 2012	Amounts Recognized	Amounts Deferred as of December 31, 2012	Incurred for the Six Months Ended June 30, 2013	Amounts Recognized	Amounts Deferred as of June 30, 2013	Amounts Recognized Through June 30, 2013
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—	$100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	37,036,739	32,682,669	4,354,070	17,902,806	18,654,559	3,602,317	51,337,228
	$39,439,196	$33,660,056	$5,779,140	$17,902,806	$18,654,559	$5,027,387	$52,314,615
Organization costs are expensed as incurred. From inception through June 30, 2013, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and six months ended June 30, 2013 and 2012.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and six months ended June 30, 2013 and 2012, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through June 30, 2013, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors of the Company.
For the three and six months ended June 30, 2013, the Advisor incurred $11,313,638 and $17,902,806, and the Company reimbursed the Advisor $11,376,548 and $18,654,559, respectively, of offering costs related to the Public Offering. Included in the $11,313,638 and $17,902,806 of offering costs incurred by the Advisor during the three and six months ended June 30, 2013 are $522,597 and $849,597 of amounts paid to Crossroads for certain offering services provided. For the three and six months ended June 30, 2012, the Advisor incurred $5,522,198 and $9,780,853, and the Company reimbursed the Advisor $4,563,125 and $8,222,405, respectively, of offering costs related to the Public Offering. Included in the $5,522,198 and $9,780,853 of offering costs incurred by the Advisor during the three and six months ended June 30, 2012 are $352,000 and $804,000 of amounts paid to Crossroads for certain offering services provided. The Advisor has incurred total offering costs related to the Public Offering of $54,939,545 from inception through June 30, 2013, of which $3,602,317 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $52,314,615 for organization and offering costs incurred from inception through June 30, 2013, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $876,649 and reimbursements of Public Offering costs of $51,337,228. The Company accrued $613,484 and $112,913 for the reimbursement of offering costs in the financial statements as of June 30, 2013 and December 31, 2012, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended June 30, 2013 and the year ended December 31, 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $2,412,060 and $1,750,731 of investment management fees the Company was obligated to pay the Advisor had been deferred as of June 30, 2013 and December 31, 2012, respectively.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the cost of investment, as defined in the Advisory Agreement, in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the three and six months ended June 30, 2013, the Company incurred acquisition fees of $2,201,611 and $4,423,929, and $2,356,147 and $4,288,807 in acquisition fees were paid to the Advisor. During the three and six months ended June 30, 2012, the Company incurred acquisition fees of $1,937,563 and $3,249,940, and $2,316,517 and $3,172,111 in acquisition fees were paid to the Advisor. Acquisition fees of $423,784 and $288,662 were due and payable and included in due to affiliates in the accompanying balance sheets at June 30, 2013 and December 31, 2012, respectively. During the three months ended June 30, 2013 and the year ended December 31, 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $648,422 and $648,422 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of June 30, 2013 and December 31, 2012, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor or its affiliates, including personnel-related costs for acquisition due diligence, legal and non-recurring management services, and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three and six months ended June 30, 2013, the Advisor incurred $504,243 and $2,176,011 of direct acquisition costs and the Company paid $497,659 and $944,379 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties (other than EBT Lofts, Keystone Farms and Library Lofts, which are managed by an unaffiliated third-party management company). The

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the three and six months ended June 30, 2013, the Company incurred $671,007 and $1,219,860, respectively, of property management fees, of which $610,561 and $1,127,012 was paid to the Property Manager. For the three and six months ended June 30, 2012, the Company incurred $192,831 and $318,868, respectively, of property management fees, of which $171,253 and $267,788 was paid to the Property Manager. Property management fees totaling $243,481 and $150,633 were payable to the Property Manager at June 30, 2013 and December 31, 2012, respectively.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including construction management, benefit administration and training services. For the three and six months ended June 30, 2013, the Company incurred $179,908 and $338,267, respectively, of other fees, of which $192,454 and $329,175 was paid to the Property Manager. The Company did not pay other fees in connection with the Property Management Agreements during the three and six months ended June 30, 2012. Other fees totaling $24,532 and $15,440 were payable to the Property Manager at June 30, 2013 and December 31, 2012, respectively.
In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three and six months ended June 30, 2013, the Company incurred $1,831,979 and $3,288,973 of salaries and related benefits of on-site property management employees, of which $1,872,763 and $3,268,590 was paid to the Property Manager. For the three and six months ended June 30, 2012, the Company incurred $590,473 and $950,645 of salaries and related benefits of on-site property management employees, of which $527,768 and $880,435 was paid to the Property Manager. Property management expenses totaling $222,226 and $201,843 were payable to the Property Manager at June 30, 2013 and December 31, 2012, respectively.
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
June 30, 2013
(unaudited)

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
The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three and six months ended June 30, 2013 and 2012, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from May 4, 2009 (Inception) to September 30, 2012
	2013	2012	2013	2012
General and administrative expenses recognized by the Company	$994,118	$660,057	$1,704,940	$1,364,393	$6,658,670
General and administrative expenses incurred by the Advisor on behalf of the Company (and not recognized by the Company)	—	—	—	—	1,123,107
Allocable share of Advisor's overhead incurred on behalf of the Company (and not recognized by the Company)	—	—	—	—	1,448,803
	$994,118	$660,057	$1,704,940	$1,364,393	$9,230,580
For the three and six months ended June 30, 2013, the Advisor and its affiliates incurred $259,019 and $446,757 of the Company's operating expenses, including the allocable share of Advisor's overhead expenses of $259,019 and $446,757, none of which were in excess of the 2%/25% Limitation and are included in the $994,118 and $1,704,940 of general and administrative expenses recognized by the Company. For the three and six months ended June 30, 2012, the Advisor and its affiliates incurred $677,393 and $837,514 of the Company’s operating expenses none of which were in excess of the 2%/25% Limitation and are included in the $660,057 and $1,364,393 of general and administrative expenses recorded by the Company. From inception through June 30, 2013, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910, consisting of $1,123,107 of general and administrative expenses and $1,448,803 of the Company’s allocable share of the Advisor’s overhead expenses. These excess amounts have not been recognized by the Company nor are the amounts included in due to affiliates, net, on the accompanying consolidated balance

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement with Advisor.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates up to 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of June 30, 2013, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2013.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three and six months ended June 30, 2013, the Company paid selling commissions of $5,513,018 and $8,578,186 and dealer manager fees of $3,156,122 and $4,854,704, respectively. For the three and six months ended June 30, 2012, the Company paid selling commissions of $1,834,388 and $3,345,536 and dealer manager fees of $1,057,487 and $1,906,635, respectively.
8. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2013 and December 31, 2012, except those awards granted to the independent directors as described below.
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
June 30, 2013
(unaudited)

stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On October 23, 2011, one of the independent directors resigned from the Company’s board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. On August 8, 2012, the Company granted each of the then three independent directors 2,500 shares of restricted stock upon re-election to the Company's board of directors. On October 1, 2012, the Company granted 5,000 shares of restricted common stock to each of its two new independent directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors had elected to receive 50% of director compensation in stock through December 31, 2012. The Company recorded stock-based compensation expense of $16,670 and $37,796 for the three and six months ended June 30, 2013 and $11,034 and $19,383 for the three and six months ended June 30, 2012, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Oklahoma City, Oklahoma; San Antonio, Texas; Columbus, Ohio; Lexington, Kentucky and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
10. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate swap and cap agreements are used to accomplish this objective. As of June 30, 2013, the Company had six interest rate cap agreements with notional amounts totaling $108,942,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Fixed Rate	Fair Value as of June 30, 2013
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.06%	3.00%	$167,724
Cap	Cap Floating Rate	10/24/2011	11/1/2016	21,712,000	One-Month LIBOR	0.19%	5.00%	19,250
Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.19%	2.00%	381,165
Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.19%	2.00%	492,788
Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.19%	2.00%	153,508
Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.19%	2.00%	212,775
				$108,942,000				$1,427,210
The interest rate cap agreements are not designated, nor do they qualify as, cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2013 resulted in an unrealized gain of $438,472 and $373,855, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $1,427,210 as of June 30, 2013 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2013 and 2012. The Company acquired five properties during the three months ended June 30, 2013 and nine properties during the six months ended June 30, 2013. These properties contributed $4,551,700 of revenues and $2,483,034 of net loss, including $3,262,296 of depreciation and amortization, to the Company's results of operations from the date of acquisition to June 30, 2013. The following unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$23,646,091	$23,949,458	$47,292,182	$47,898,916
Net loss	$(7,042,231)	$(19,841,687)	$(14,084,462)	$(39,683,374)
Basic and diluted net loss per common share	$(0.19)	$(0.54)	$(0.38)	$(1.07)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and six months ended June 30, 2013 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2012 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12. Subsequent Events
Distributions Paid
On July 1, 2013, the Company paid distributions of $2,072,152, which related to distributions declared for each day in the period from June 1, 2013 through June 30, 2013 and consisted of cash distributions paid in the amount of $1,157,927 and $914,225 in shares issued pursuant to the DRP.
On August 1, 2013, the Company paid distributions of $2,347,167, which related to distributions declared for each day in the period from July 1, 2013 through July 31, 2013 and consisted of cash distributions paid in the amount of $1,304,361 and $1,042,806 in shares issued pursuant to the DRP.
Redemption
On July 30, 2013, the Company redeemed 28,911 shares of its common stock for a total redemption value of $274,210, or $9.48 per share, pursuant to the Company's share repurchase plan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of August 9, 2013, the Company had sold 40,431,150 shares of common stock in the Public Offering for gross proceeds of $408,028,549, including 1,010,796 shares of common stock issued pursuant to the DRP for gross offering proceeds of $9,778,222. Total shares sold as of August 9, 2013 in the Private Offering and Public Offering were 41,068,429 shares representing gross proceeds of $413,872,873, including 1,010,796 shares of common stock issued pursuant to the DRP for gross offering proceeds of $9,778,222.
Acquisition of the Arbors at Carrollton
On July 3, 2013, the Company acquired a fee simple interest in the Arbors at Carrollton located in Carrollton, Texas (the “Arbors Property”), through a wholly-owned subsidiary of the Operating Partnership, for an aggregate purchase price of $8,800,000. The Company financed the payment of the purchase price for the Arbors Property with (1) proceeds from the Public Offering and (2) the assumption of two existing mortgage loans with an aggregate outstanding principal balance of $6,247,500. The Arbors Property consists of 14 two-story buildings and contains 131 units consisting of 55 one-bedroom apartments and 76 two-bedroom apartments. The apartments range in size from 698 to 974 square feet and average 858 square feet. An acquisition fee of approximately $180,000 was earned by the Advisor in connection with the acquisition of the Arbors Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of the Waterford on the Meadow
On July 3, 2013, the Company acquired a fee simple interest in the Waterford on the Meadow located in Plano, Texas, (the “Waterford Property”), through a wholly-owned subsidiary of the Operating Partnership, for an aggregate purchase price of $23,100,000. The Company financed the payment of the purchase price for the Waterford Property with (1) proceeds from the Public Offering and (2) the assumption of two existing mortgage loans with an aggregate outstanding principal balance of $16,670,806. The Waterford Property consists of 47 one- and two-story buildings and contains 350 units consisting of 102 one-bedroom apartments and 248 two-bedroom apartments. The apartments range in size from 744 to 981 square feet and average 888 square feet. An acquisition fee of approximately $468,000 was earned by the Advisor in connection with the acquisition of the Waterford Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of The Belmont
On July 26, 2013, the Company acquired a fee simple interest in The Belmont located in Grand Prairie, Texas, (the “Belmont Property”), through a wholly-owned subsidiary of the Operating Partnership, for an aggregate purchase price of $12,100,000. The Company financed the payment of the purchase price for the Belmont Property with (1) proceeds from the Public Offering and (2) the assumption of an existing mortgage loan with an outstanding principal balance of $8,866,626. The Belmont Property consists of nine three-story buildings and contains 260 units consisting of 104 one-bedroom apartments and 156 two-bedroom apartments. The apartments range in size from 770 to 1,046 square feet and average 935 square feet. An acquisition fee of approximately $245,000 was earned by the Advisor in connection with the acquisition of the Belmont Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

Acquisition of the Meritage at Steiner Ranch
On August 6, 2013, the Company acquired a fee simple interest in the Meritage at Steiner Ranch located in Austin, Texas, (the “Steiner Ranch Property”), through a wholly-owned subsidiary of the Operating Partnership, for an aggregate purchase price of $80,000,000. The Company financed the payment of the purchase price for the Steiner Ranch Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $55,500,000. The Steiner Ranch Property consists of 35 two- and three-story buildings and contains 502 units consisting of 144 one-bedroom apartments, 172 two-bedroom apartments, 106 three-bedroom apartments and 80 four-bedroom apartments. The apartments range in size from 997 to 2,279 square feet and average 1,499 square feet. An acquisition fee of approximately $1,620,000 was earned by the Advisor in connection with the acquisition of the Steiner Ranch Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of the Tapestry Park Apartments
On August 13, 2013, the Company acquired a fee simple interest in the Tapestry Park Apartments located in Birmingham, Alabama, (the “Tapestry Property”), through a wholly-owned subsidiary of the Operating Partnership, for an aggregate purchase price of $32,400,000. The Company financed the payment of the purchase price for the Tapestry Property with proceeds from the Public Offering. The Tapestry Property consists of six three- and four-story buildings and contains 223 units consisting of 73 one-bedroom apartments, 117 two-bedroom apartments and 33 three-bedroom apartments. The apartments range in size from 750 to 1,312 square feet and average 1,028 square feet. An acquisition fee of approximately $656,000 was earned by the Advisor in connection with the acquisition of the Tapestry Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.

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
All forward-looking statements included herein should be read in light of the factors identified in Item 1A of Part II of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 27, 2013.
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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We also registered up to 15,789,474 shares of common stock for sale pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. From the commencement of our public offering on July 19, 2010 to June 30, 2013, we had sold 36,326,023 shares of common stock in our initial public offering for gross offering proceeds of $365,765,634, including 809,640 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $7,820,978.
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
As of June 30, 2013, we owned 39 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 8,771 apartment homes and 25,675 square feet of rentable commercial space. The cost of our real estate portfolio was $788,033,500, exclusive of closing costs. At June 30, 2013, our portfolio was approximately 97.4% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Second Quarter Real Estate Acquisitions
On April 30, 2013, we acquired a fee simple interest in the Deer Valley Luxury Apartments located in Lake Bluff, Illinois, for an aggregate purchase price of approximately $28,600,000, exclusive of closing costs. We financed the payment of the purchase price for the Deer Valley Luxury Apartments with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $20,875,000 from a financial institution.
On May 31, 2013, we acquired a fee simple interest in the Grayson Ridge located in North Richland Hills, Texas, for an aggregate purchase price of approximately $14,300,000, exclusive of closing costs. We financed the payment of the purchase price for the Grayson Ridge with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $10,725,000 from a financial institution.
On May 31, 2013, we acquired a fee simple interest in the Rosemont at Olmos Park located in San Antonio, Texas, for an aggregate purchase price of approximately $22,050,000, exclusive of closing costs. We financed the payment of the purchase price for the Rosemont at Olmos Park with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $15,100,000 from a financial institution.
On June 12, 2013, we acquired a fee simple interest in the Retreat at Quail North located in Oklahoma City, Oklahoma, for an aggregate purchase price of approximately $25,250,000, exclusive of closing costs. We financed the payment of the purchase price for the Retreat at Quail North with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $16,792,773 from a financial institution.
On June 18, 2013, we acquired a fee simple interest in The Lodge at Trails Edge located in Indianapolis, Indiana, for an aggregate purchase price of approximately $18,400,000, exclusive of closing costs. We financed the payment of the purchase price for The Lodge at Trails Edge with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $10,954,683 from a financial institution.
Recent Real Estate Acquisition
On July 3, 2013, we acquired a fee simple interest in the Arbors at Carrollton located in Carrollton, Texas, for an aggregate purchase price of approximately $8,800,000, exclusive of closing costs. We financed the payment of the purchase price for the Arbors at Carrollton with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $6,247,500 from a financial institution.
On July 3, 2013, we acquired a fee simple interest in the Waterford on the Meadow located in Plano, Texas, for an aggregate purchase price of approximately $23,100,000, exclusive of closing costs. We financed the payment of the purchase price for the Waterford on the Meadow with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $16,670,806 from a financial institution.
On July 26, 2013, we acquired a fee simple interest in The Belmont located in Grand Prairie, Texas, for an aggregate purchase price of approximately $12,100,000, exclusive of closing costs. We financed the payment of the purchase price for The Belmont with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $8,866,626 from a financial institution.
On August 6, 2013, we acquired a fee simple interest in the Meritage at Steiner Ranch located in Austin, Texas, for an aggregate purchase price of approximately $80,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Meritage at Steiner Ranch with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $55,500,000 from a financial institution.
On August 13, 2013, we acquired a fee simple interest in the Tapestry Park Apartments located in Birmingham, Alabama, for an aggregate purchase price of approximately $32,400,000, exclusive of closing costs. We financed the payment of the purchase price for the Tapestry Park Apartments with proceeds from our initial public offering.

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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2013 and December 31, 2012, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2012 and 2011.
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
The distributions paid during each of the last five fiscal quarters ended June 30, 2013, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By (Used In) Operating Activities
						Cash Flow From Operations	Offering Proceeds
			Cash	Reinvested	Total
Second Quarter 2012	$1,498,103	$0.174	$784,467	$555,490	$1,339,957	$—	$1,339,957	$(635,040)
Third Quarter 2012	2,422,753	0.177	1,133,942	830,430	1,964,372	—	1,964,372	(1,016,774)
Fourth Quarter 2012	3,710,684	0.181	1,943,113	1,434,332	3,377,445	—	3,377,445	(3,558,738)
First Quarter 2013	4,460,763	0.177	2,399,708	1,768,123	4,167,831	2,308,865	1,858,966	2,308,865
Second Quarter 2013	5,720,601	0.179	3,003,582	2,281,198	5,284,780	767,640	4,517,140	767,640
	$17,812,904	$0.888	$9,264,812	$6,869,573	$16,134,385	$3,076,505	$13,057,880	$(2,134,047)
For the three and six months ended June 30, 2013, we paid aggregate distributions of $5,284,780 and $9,452,611, including $3,003,582 and $5,403,290 of distributions paid in cash and 234,450 and 416,169 shares of our common stock issued pursuant to our distribution reinvestment plan for $2,281,198 and $4,049,321, respectively. For the three and six months ended June 30, 2013, our net loss was $7,746,115 and $16,338,016, we had funds from operations, or FFO, of $2,026,404 and $2,158,060 and net cash provided by operations of $767,640 and $3,076,505, respectively. For the three and six months ended June 30, 2013, we funded $767,640 and $3,076,505 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and $4,517,140 and $6,376,106 with proceeds from our public offering. However, on a cumulative basis, as of June 30, 2013, all distributions have been funded with proceeds from our public

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million until the registration statement for our follow-on offering is declared effective by the SEC. If, during any calendar quarter prior to such date, the distributions we pay exceed our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of June 30, 2013, we had deferred $3,060,482 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $661,329 during the three months ended June 30, 2013 as adjusted funds from operations did not exceed the total distributions paid for the quarter.
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
On May 14, 2013, we, our operating partnership and our advisor amended the advisory agreement to revise the period during which our advisor will defer fees from the end of our offering stage (the date we are no longer publicly offering securities) to the date the registration statement for our follow-on offering is declared effective by the SEC.
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
As of June 30, 2013, we had not entered into any leases as a lessee.
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
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 60% – 65% of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2013, our borrowings were not in excess of 300% of the value of our net assets.
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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We also have entered into a revolving line of credit facility with PNC Bank, National Association for an amount up to $20,000,000, all of which remains available. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
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
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of June 30, 2013, we owned 39 multifamily properties. During the six months ended June 30, 2013, net cash provided by operating activities was $3,076,505 compared to net cash provided by operating activities of $12,316 for the six months ended June 30, 2012. The increase in net cash provided by operating activities is primarily due to the increase in net operating income from $5,577,726 for the six months ended June 30, 2012 to $23,016,395 for the six months ended June 30, 2013. We expect cash provided by operating activities to increase in future periods as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2013, net cash used in investing activities was $172,615,591 compared to net cash used in investing activities of $105,036,429 during the six months ended June 30, 2012. The increase in net cash used in investing activities was primarily due to the acquisition of nine multifamily properties during the six months ended June 30, 2013, compared to six property acquisitions during the six months ended June 30, 2012.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the six months ended June 30, 2013, net cash provided by financing activities was $205,157,944 compared to net cash provided by financing activities of $100,375,445 during the six months ended June 30, 2012. Net cash provided by financing activities during the six months ended June 30, 2013 consisted of the following:

•
$120,693,108 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $13,432,890 and (2) the reimbursement of other offering costs to affiliates in the amount of $4,721,099;

•	$95,450,818 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,666,066 and principal payments of $3,404,116;

•	$582,692 of cash paid for the redemption of common stock; and

•	$5,403,290 of net cash distributions, after giving effect to distributions reinvested by stockholders of $4,049,321.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 60% – 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds from our public offering. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2013, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2013, we had notes payable in the principal amount of $558,971,870. The following is a summary of our contractual obligations as of June 30, 2013:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$192,837,367	$11,000,652	$43,317,862	$41,925,998	$96,592,855
Principal payments on outstanding debt obligations(2)	558,971,870	7,530,460	17,465,923	41,587,054	492,388,433
Total	$751,809,237	$18,531,112	$60,783,785	$83,513,052	$588,981,288
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2013. We incurred interest expense of $4,552,197 and $8,854,210 during the three and six months ended June 30, 2013, including amortization of deferred financing costs totaling $235,453 and $395,747, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2013 and 2012. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of June 30, 2013, we owned 39 multifamily properties compared to owning only 14 multifamily properties at June 30, 2012. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2013 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our continuous initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
The following table summarizes the consolidated results of operations for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	Change $	Change %
Total revenues	$22,370,453	$5,954,635	$16,415,818	276%
Operating expenses	5,944,288	1,707,282	4,237,006	248%
Real estate taxes and insurance	3,300,748	700,525	2,600,223	371%
Fees to affiliates	4,550,796	2,484,829	2,065,967	83%
Depreciation and amortization	9,772,519	3,390,309	6,382,210	188%
Interest expense	4,552,197	1,328,909	3,223,288	243%
General and administrative expenses	994,118	660,057	334,061	51%
Acquisition costs	1,001,902	582,240	419,662	72%
Net loss	$(7,746,115)	$(4,899,516)	$(2,846,599)	58%

NOI(1)	$12,274,502	$3,353,997	$8,920,505	266%
FFO(2)	$2,026,404	$(1,509,207)	$3,535,611	234%
MFFO(2)	$4,623,453	$1,115,929	$3,507,524	314%
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the three months ended June 30, 2013, we had a net loss of $7,746,115 compared to a net loss of $4,899,516 for the three months ended June 30, 2012. The increase in net loss of $2,846,599 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $4,237,006, the increase in real estate taxes and insurance of $2,600,223, the increase in fees to affiliates of $2,065,967, the increase in depreciation and amortization expense of $6,382,210, the increase in interest expense of $3,223,288, the increase in general and administrative expenses of $334,061 and the increase in acquisition costs of $419,662, partially offset by the increase in total revenues of $16,415,818. The increase in these expenses was due primarily to the increase in our property portfolio from 14 properties at June 30, 2012 to 39 properties at June 30, 2013.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2013 were $22,370,453 compared to $5,954,635 for the three months ended June 30, 2012. The increase of $16,415,818 was primarily due to the fact that we owned 39 multifamily properties as of June 30, 2013 compared to 14 multifamily properties as of June 30, 2012. Additionally, our total units increased by 5,646 from 3,125 at June 30, 2012 to 8,771 at June 30, 2013. Average monthly rents increased from $802 as of June 30, 2012 to $907 as of June 30, 2013. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended June 30, 2013 were $5,944,288 compared to $1,707,282 for the three months ended June 30, 2012. The increase of $4,237,006 was primarily due to the fact that we operated 39 multifamily properties as of June 30, 2013 compared to 14 multifamily properties as of June 30, 2012. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2013 were $3,300,748 compared to $700,525 for the three months ended June 30, 2012. The increase of $2,600,223 was due to the acquisition of 25 multifamily properties since June 30, 2012 and the continuing operation of the properties owned as of June 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2013 were $4,550,796 compared to $2,484,829 for the three months ended June 30, 2012. The increase of $2,065,967 was primarily due to acquisition fees of $2,201,611 earned by our advisor in connection with the acquisition of five multifamily properties with an aggregate purchase price of $108,600,000 during the three months ended June 30, 2013, compared to acquisition fees of $1,937,563 earned by our advisor in connection with the acquisition of three multifamily properties with an aggregate purchase price of $95,850,000 during the three months ended June 30, 2012. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the three months ended June 30, 2013 as a result of the growth of our property portfolio from $230,363,500 at June 30, 2012 to $788,033,500 at June 30, 2013. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2013 were $9,772,519 compared to $3,390,309 for the three months ended June 30, 2012. The increase of $6,382,210 was primarily due to the net increase in depreciable and amortizable assets of $515,011,164 since June 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the three months ended June 30, 2013 was $4,552,197 compared to $1,328,909 for the three months ended June 30, 2012. The increase of $3,223,288 was primarily due to the net increase in the notes payable balance of $394,190,054 since June 30, 2012 due to financing incurred in connection with the acquisition of 25 multifamily properties since June 30, 2012. Included in interest expense is the amortization of deferred financing costs of $235,453 and $69,402 and amortization of loan premiums of $232,830 and $27,352 for the three months ended June 30, 2013 and 2012, respectively. Also included in interest expense is the unrealized gain on derivative instruments of $438,472 for the three months ended June 30, 2013 and the unrealized loss on derivative instruments of $105,333 for the three months ended June 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2013 were $994,118 compared to $660,057 for the three months ended June 30, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended June 30, 2013 were $1,001,902 compared to $582,240 for the three months ended June 30, 2012. The increase in acquisition costs related primarily to our acquisition of five multifamily properties with an aggregate purchase price of $108,600,000 during the three months ended June 30, 2013 compared to the acquisition of three multifamily properties with an aggregate purchase price of $95,850,000 during the three months ended June 30, 2012. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
The following table summarizes the consolidated results of operations for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012	Change $	Change %
Total revenues	$40,961,209	$9,847,455	$31,113,754	316%
Operating expenses	10,472,201	2,817,754	7,654,447	272%
Real estate taxes and insurance	5,914,486	1,133,107	4,781,379	422%
Fees to affiliates	8,736,922	4,138,263	4,598,659	111%
Depreciation and amortization	18,496,076	5,324,333	13,171,743	247%
Interest expense	8,854,210	2,086,991	6,767,219	324%
General and administrative expenses	1,704,940	1,364,393	340,547	25%
Acquisition costs	3,120,390	1,155,721	1,964,669	170%
Net loss	$(16,338,016)	$(8,173,107)	$(8,164,909)	100%

NOI(1)	$23,016,395	$5,577,726	$17,438,669	313%
FFO(2)	$2,158,060	$(2,848,774)	$5,006,834	176%
MFFO(2)	$8,902,206	$1,662,220	$7,239,986	436%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the six months ended June 30, 2013, we had a net loss of $16,338,016 compared to a net loss of $8,173,107 for the six months ended June 30, 2012. The increase in net loss of $8,164,909 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $7,654,447, the increase in real estate taxes and insurance of $4,781,379, the increase in fees to affiliates of $4,598,659, the increase in depreciation and amortization expense of $13,171,743, the increase in interest expense of $6,767,219, the increase in general and administrative expenses of $340,547 and the increase in acquisition costs of $1,964,669, partially offset by the increase in total revenues of $31,113,754. The increase in these expenses was due primarily to the increase in our property portfolio from 14 properties at June 30, 2012 to 39 properties at June 30, 2013.
Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2013 were $40,961,209 compared to $9,847,455 for the six months ended June 30, 2012. The increase of $31,113,754 was primarily due to the fact that we owned 39 multifamily properties as of June 30, 2013 compared to 14 multifamily properties as of June 30, 2012. Additionally, our total units increased by 5,646 from 3,125 at June 30, 2012 to 8,771 at June 30, 2013. Average monthly rents increased from $802 as of June 30, 2012 to $907 as of June 30, 2013. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management
Operating, maintenance and management expenses for the six months ended June 30, 2013 were $10,472,201 compared to $2,817,754 for the six months ended June 30, 2012. The increase of $7,654,447 was primarily due to the fact that we operated 39 multifamily properties as of June 30, 2013 compared to 14 multifamily properties as of June 30, 2012. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2013 were $5,914,486 compared to $1,133,107 for the six months ended June 30, 2012. The increase of $4,781,379 was due to the acquisition of 25 multifamily properties since June 30, 2012 and the continuing operation of the properties owned as of June 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2013 were $8,736,922 compared to $4,138,263 for the six months ended June 30, 2012. The increase of $4,598,659 was primarily due to acquisition fees of $4,423,929 earned by our advisor in connection with the acquisition of nine multifamily properties with an aggregate purchase price of $217,130,000 during the six months ended June 30, 2013, compared to acquisition fees of $3,249,940 earned by our advisor in connection with the acquisition of six multifamily properties with an aggregate purchase price of $160,700,000 during the six months ended June 30, 2012. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the six months ended June 30, 2013 as a result of the growth of our property portfolio from $230,363,500 at June 30, 2012 to $788,033,500 at June 30, 2013. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2013 were $18,496,076 compared to $5,324,333 for the six months ended June 30, 2012. The increase of $13,171,743 was primarily due to the net increase in depreciable and amortizable assets of $515,011,164 since June 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the six months ended June 30, 2013 was $8,854,210 compared to $2,086,991 for the six months ended June 30, 2012. The increase of $6,767,219 was primarily due to the net increases in the notes payable balance of $394,190,054 since June 30, 2012 due to financing incurred in connection with the acquisition of 25 multifamily properties since June 30, 2012. Included in interest expense is the amortization of deferred financing costs of $395,747 and $103,560 and amortization of loan premiums of $387,942 and $33,623 for the six months ended June 30, 2013 and 2012, respectively. Also included in interest expense is the unrealized gain on derivative instruments of $373,855 for the six months ended June 30, 2013 and the unrealized loss on derivative instruments of $105,333 for the six months ended June 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the six months ended June 30, 2013 were $1,704,940 compared to $1,364,393 for the six months ended June 30, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2013 were $3,120,390 compared to $1,155,721 for the six months ended June 30, 2012. The increase in acquisition costs related primarily to our acquisition of nine multifamily properties with an aggregate purchase price of $217,130,000 during the six months ended June 30, 2013 compared to six acquisitions of multifamily properties with an aggregate purchase price of $160,700,000 during the six months ended June 30, 2012. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2012. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2012. Our same store properties for the second quarter of 2012 and 2013 were the Lincoln Tower Apartments, Park Place Condominiums, Arbor Pointe Apartments, Clarion Park Apartments, Cooper Creek Village, Truman Farm Villas, Prairie Walk Apartments, EBT Lofts, Windsor on the River Apartments, Renaissance St. Andrews Apartments and Spring Creek of Edmond, collectively referred to as the “same-store properties.”
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013	2012	Change $	Change %
Same-store properties:
Revenues	$5,051,509	$4,803,123	$248,386	5%
Operating expenses	2,476,463	2,271,308	205,155	9%
Net operating income	2,575,046	2,531,815	43,231	2%

Non-same-store properties:
Net operating income	9,699,456	822,182	8,877,274

Total net operating income(1)	$12,274,502	$3,353,997	$8,920,505
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended June 30, 2013 was $2,575,046 compared to $2,531,815 for the three months ended June 30, 2012. The 2% increase in same-store net operating income was primarily due to a 5% increase in same-store rental revenues partially offset by a 9% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended June 30, 2013 were $5,051,509 compared to $4,803,123 for the three months ended June 30, 2012. The 5% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $773 to $783 coupled with the increase in same store occupancy from 92.2% to 95.6% as of June 30, 2012 and June 30, 2013, respectively.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2013 were $2,476,463 compared to $2,271,308 for the three months ended June 30, 2012. The 9% increase in same-store operating expenses was primarily due to increased personnel costs of $60,410, increased utilities expense of $83,260 and increased property taxes and insurance of $45,851 at our same store properties from the prior year period.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2013 and 2012 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(7,746,115)	$(4,899,516)	$(16,338,016)	$(8,173,107)
Fees to affiliates(1)	3,699,881	2,291,998	7,178,795	3,819,395
Depreciation and amortization	9,772,519	3,390,309	18,496,076	5,324,333
Interest expense	4,552,197	1,328,909	8,854,210	2,086,991
General and administrative expenses	994,118	660,057	1,704,940	1,364,393
Acquisition costs	1,001,902	582,240	3,120,390	1,155,721
Net operating income	$12,274,502	$3,353,997	$23,016,395	$5,577,726
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2013 excludes property management fees of $671,007 and $1,219,860 and other fees of $179,908 and $338,267, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2012 excludes property management fees of $192,831 and $318,868 that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2013	2012	2013	2012
Net loss	$(7,746,115)	$(4,899,516)	$(16,338,016)	$(8,173,107)
Depreciation of real estate assets	6,474,682	1,545,481	11,867,644	2,476,743
Amortization of lease-related costs	3,297,837	1,844,828	6,628,432	2,847,590
FFO	2,026,404	(1,509,207)	2,158,060	(2,848,774)
Acquisition fees and expenses(1)(2)	3,203,513	2,519,803	7,544,319	4,405,661
Unrealized loss on derivative instruments	(438,472)	105,333	(373,855)	105,333
Accretion of below-market leases	(167,992)	—	(426,318)	—
MFFO	$4,623,453	$1,115,929	$8,902,206	$1,662,220
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

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2013 includes acquisition fees of $2,201,611 and $4,423,929 and acquisition fees of $1,937,563 and $3,249,940 for the three and six months ended June 30, 2012, respectively, that are recorded in fees to affiliates in the accompanying statements of operations.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Acquisition fees and expenses for the three and six months ended June 30, 2013 also includes acquisition expenses of $1,001,902 and $3,120,390 and acquisition expenses of $582,240 and $1,155,721 for the three and six months ended June 30, 2012, respectively that are recorded in acquisition costs in the accompanying statements of operations.
Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended June 30, 2013, we deferred $661,329 of acquisition and investment management fees earned during the three months ended June 30, 2013. Acquisition fees and investment management fees of $423,784 and $0, respectively, are due and payable as of June 30, 2013 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2013, the fair value of our fixed rate debt was $426,884,625 and the carrying value of our fixed rate debt was $438,584,685. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $120,387,185 of variable rate debt outstanding. Based on interest rates as of June 30, 2013, if interest rates were 100 basis points higher during the 12 months ending June 30, 2014, interest expense on our variable rate debt would increase by $1,220,973 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2014, interest expense on the variable rate debt would decrease by $219,639.
At June 30, 2013, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.17% and 2.72%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2013 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2013 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2013, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of June 30, 2013 were not in excess of the capped rates. See also Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following risk factor supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
We are subject to compliance with securities laws which expose us to potential liabilities, including potential rescission rights.
As a public company whose securities are not listed on a national securities exchange, we are required to register the offer and sale of our shares in our continuous public offering with both the SEC and the state securities regulator of each U.S. state in which we conduct our continuous public offering. As part of the registration of our offering at the state level, we are generally required to submit an application to renew the registration of our continuous public offering in each state annually. In July 2013, in connection with its review of our annual application to renew our offering in the State of Ohio, the Ohio Division of Securities, which we refer to as the “Division”, notified us that the offer and sale of ours shares subsequent to September 10, 2012 may have failed to comply fully with the securities laws of the State of Ohio based upon our failure to file an amended Form U-1 with the Division. The Division notified us that, in the Division's opinion, our failure to submit revised registration documentation to the Division reflecting the adjustment in our public offering price from $10.00 per share to $10.24 per share may have violated Ohio state securities laws and caused any sales of our shares made subsequent to September 10, 2012 to be unregistered sales.
In the event that we violated the securities laws of the State of Ohio (or any other state) by failing to submit revised registration documentation to the appropriate state securities regulators reflecting the adjustment in our public offering price, stockholders who purchased our shares subsequent to September 10, 2012 (the date that we adjusted our public offering price from $10.00 to $10.24 per share) may have rescission rights with respect to the shares they purchased during such period. If our stockholders were successful in seeking rescission of their purchases of our shares or damages, we would face financial demands that could adversely affect our results of operations. As of the date hereof, we have not received any claims for rescission or damages or claims relating to any other civil liability stemming from the offer and sale of our shares in Ohio or any other jurisdiction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and six months ended June 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. Prior to commencing our initial public offering, we raised $5,844,325 in gross offering proceeds in a private offering. As of June 30, 2013, we had sold 36,963,302 shares of our common stock, including 809,640 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $371,609,959 in the private offering and public offering.
As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock in our public offering increased from a price of $10.00 per share to $10.24 per

PART II—OTHER INFORMATION (continued)

share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to $9.73 per share.
From inception through June 30, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$34,260,172	Actual	9.57%
Other organization and offering costs	17,177,794	Actual	4.80%
Total expenses	$51,437,966
Total public offering proceeds (excluding DRP proceeds)	$357,944,656	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	14.37%	Actual	14.37%
From the commencement of our initial public offering through June 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $314,327,668 including net offering proceeds from our distribution reinvestment plan of $7,820,978. For the period from inception through June 30, 2013, the ratio of the cost of raising capital was approximately 14.37%.
We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2013, we had invested in 39 multifamily properties for a total purchase price of $788,033,500. These property acquisitions were funded from proceeds of our offerings and $551,437,821 in secured financings.
During the three months ended June 30, 2013, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2013	18,770	29,454	9.89	(3)
May 2013	6,979	1,969	9.22	(3)
June 2013	—	—	—	(3)
	25,749	31,423
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the share repurchase plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

PART II—OTHER INFORMATION (continued)

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock following our offering stage, the redemption price per share for all stockholders will be equal to our most recently established estimated value per share, as determined by our advisor or another firm chosen for that purpose. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our current public offering or follow-on public equity offerings, provided we have not filed a registration statement for a follow-on public equity offering as of such date (for purposes of this definition, we do not consider "public equity offerings" to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership.

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

10.1
Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of May 14, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 17, 2013)

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

Steadfast Income REIT, Inc.
Date:	August 14, 2013	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 14, 2013	By:	/s/ Kevin J. Keating
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

10.1
Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of May 14, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 17, 2013)

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