Form 10-Q
period 2013-09-30
Steadfast Income REIT, Inc.
filed 2013-11-14
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2013, there were 56,874,412 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$110,537,996	$52,128,526
Building and improvements	998,302,152	512,420,903
Tenant origination and absorption costs	25,035,749	13,496,020
Other intangible assets	2,644,263	—
Total real estate, cost	1,136,520,160	578,045,449
Less accumulated depreciation and amortization	(48,366,322)	(18,073,362)
Total real estate, net	1,088,153,838	559,972,087
Cash and cash equivalents	20,386,070	9,528,664
Restricted cash	17,732,469	5,467,219
Rents and other receivables	3,884,245	1,414,875
Deferred financing costs and other assets, net	15,506,338	6,203,711
Total assets	$1,145,662,960	$582,586,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$22,324,169	$8,536,953
Below-market leases, net	574,074	301,349
Notes payable:
Mortgage notes payable, net	766,699,382	408,802,388
Revolving credit facility	—	5,000,000
Total notes payable, net	766,699,382	413,802,388
Distributions payable	2,783,244	1,343,399
Due to affiliates, net	8,696,550	3,471,796
Total liabilities	801,077,419	427,455,885
Commitments and contingencies (Note 9)
Redeemable common stock	8,976,895	3,049,521
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 49,587,144 and 22,908,859 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	495,872	229,086
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	423,355,029	191,130,977
Cumulative distributions and net losses	(88,242,265)	(39,278,923)
Total stockholders’ equity	335,608,646	152,081,150
Total liabilities and stockholders’ equity	$1,145,662,960	$582,586,556
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$25,695,593	$7,793,628	$62,475,020	$16,843,373
Tenant reimbursements and other	3,066,250	823,921	7,248,032	1,621,631
Total revenues	28,761,843	8,617,549	69,723,052	18,465,004
Expenses:
Operating, maintenance and management	7,379,830	2,547,385	17,852,031	5,364,639
Real estate taxes and insurance	4,356,209	1,026,023	10,270,695	2,159,130
Fees to affiliates	9,722,514	2,790,393	18,459,436	6,928,656
Depreciation and amortization	11,796,884	4,147,366	30,292,960	9,471,699
Interest expense	7,015,217	1,800,346	15,869,427	3,887,837
General and administrative expenses	1,025,724	730,332	2,730,664	2,094,725
Acquisition costs	2,172,569	538,853	5,292,959	1,694,574
	43,468,947	13,580,698	100,768,172	31,601,260
Net loss	(14,707,104)	(4,963,149)	(31,045,120)	(13,136,256)
Net loss per common share — basic and diluted	$(0.34)	$(0.36)	$(0.93)	$(1.39)
Weighted average number of common shares outstanding — basic and diluted	43,015,311	13,787,105	33,543,362	9,423,555
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2011	4,638,699	$46,387	1,000	$10	$38,260,059	$(8,082,838)	$30,223,618
Issuance of common stock	18,314,135	183,139	—	—	182,891,102	—	183,074,241
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,154,479)	—	(17,154,479)
Transfers to redeemable common stock	—	—	—	—	(2,722,156)	—	(2,722,156)
Redemption of common stock	(43,975)	(440)	—	—	(417,293)	—	(417,733)
Other offering costs to affiliates	—	—	—	—	(9,820,681)	—	(9,820,681)
Distributions declared	—	—	—	—	—	(8,636,158)	(8,636,158)
Amortization of stock-based compensation	—	—	—	—	94,425	—	94,425
Net loss for the year ended December 31, 2012	—	—	—	—	—	(22,559,927)	(22,559,927)
BALANCE, December 31, 2012	22,908,859	229,086	1,000	10	191,130,977	(39,278,923)	152,081,150
Issuance of common stock	26,768,976	267,693	—	—	272,283,289	—	272,550,982
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(25,523,439)	—	(25,523,439)
Transfers to redeemable common stock	—	—	—	—	(6,174,002)	—	(6,174,002)
Redemption of common stock	(90,691)	(907)	—	—	(868,346)	—	(869,253)
Other offering costs to affiliates	—	—	—	—	(7,576,484)	—	(7,576,484)
Distributions declared	—	—	—	—	—	(17,918,222)	(17,918,222)
Amortization of stock-based compensation	—	—	—	—	83,034	—	83,034
Net loss for the nine months ended September 30, 2013	—	—	—	—	—	(31,045,120)	(31,045,120)
BALANCE, September 30, 2013	49,587,144	$495,872	1,000	$10	$423,355,029	$(88,242,265)	$335,608,646
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(31,045,120)	$(13,136,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,292,960	9,471,699
Accretion of below-market leases	(697,951)	—
Amortization of deferred financing costs	691,138	182,692
Amortization of stock-based compensation	396,534	50,005
Amortization of debt premium	(676,705)	(180,625)
Change in fair value of interest rate cap agreements	356,553	171,320
Changes in operating assets and liabilities:
Restricted cash for operating activities	(9,622,161)	(2,038,074)
Rents and other receivables	(622,154)	(611,308)
Other assets	(1,822,515)	(909,561)
Accounts payable and accrued liabilities	14,363,004	5,092,393
Due to affiliates, net	4,024,602	903,257
Net cash provided by (used in) operating activities	5,638,185	(1,004,458)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(443,322,401)	(179,522,361)
Addition to real estate investments	(5,326,153)	(1,660,982)
Escrow deposits for pending real estate acquisitions	(9,388,970)	(5,100,600)
Restricted cash for investing activities	(2,643,089)	(461,333)
Purchase of interest rate caps	(2,975,579)	(295,870)
Net cash used in investing activities	(463,656,192)	(187,041,146)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	260,219,000	94,001,000
Principal payments on mortgage notes payable	(4,207,599)	(7,126,455)
Borrowings from credit facility	40,000,000	—
Principal payments on credit facility	(45,000,000)	—
Proceeds from issuance of common stock	263,347,918	134,377,392
Payments of commissions on sale of common stock and related dealer manager fees	(25,523,439)	(12,731,375)
Reimbursement of other offering costs to affiliates	(6,376,331)	(7,563,697)
Payment of deferred financing costs	(3,427,113)	(1,313,656)
Distributions to common stockholders	(9,287,770)	(2,432,092)
Redemptions of common stock	(869,253)	(380,732)
Net cash provided by financing activities	468,875,413	196,830,385
Net increase in cash and cash equivalents	10,857,406	8,784,781
Cash and cash equivalents, beginning of period	9,528,664	12,200,681
Cash and cash equivalents, end of period	$20,386,070	$20,985,462

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,252,681	$3,294,503
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$1,439,845	$755,566
Assumption of mortgage notes payable to acquire real estate	$98,229,713	$73,247,307
Application of escrow deposits to acquire real estate	$7,263,860	$5,150,700
Premium on assumed mortgage notes payable	$4,332,585	$3,370,366
Increase in amounts receivable from stockholders	$(1,847,215)	$(472,693)
Increase (decrease) in amounts payable to affiliates for other offering costs	$1,200,152	$(67,872)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$7,190,607	$1,737,817

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
As of September 30, 2013, the Company owned 51 multifamily properties comprising a total of 12,189 apartment homes and 30,125 square feet of rentable commercial space. For more information on the Company's real estate portfolio, see Note 3.
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
September 30, 2013
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
From the commencement of the Public Offering on July 19, 2010 to September 30, 2013, the Company sold 49,003,329 shares of common stock in the Public Offering for gross proceeds of $494,872,299, including 1,132,232 shares of common stock issued pursuant to the DRP for gross offering proceeds of $10,959,793.
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
September 30, 2013
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
September 30, 2013
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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$2,752,136	$—
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
September 30, 2013
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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2013 and December 31, 2012, the fair value of the mortgage notes payable was $747,887,442 and $410,709,202, respectively, compared to the carrying value of $766,699,382 and $408,802,388, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012 through September 30, 2013. Each day during the period from January 1, 2013 through September 30, 2013 was a record date for distributions.
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
Per Share Data
Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period. During the three and nine months ended September 30, 2013, the Company declared distributions of $0.181 and $0.537 per common share. During the three and nine months ended September 30, 2012, the Company declared distributions of $0.177 and $0.525 per common share.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

3. Real Estate
As of September 30, 2013, the Company owned 51 multifamily properties. The following table provides summary information regarding the Company’s property portfolio:

						Mortgage Debt Outstanding at September 30, 2013	Average Occupancy as of		Average Monthly Rent as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
1	Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$8,489,755	92.6%	96.8%	$885	$848
2	Park Place Condominiums	Des Moines, IA	12/22/2010	151	8,323,400	5,000,000	90.1%	88.6%	881	859
3	Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	5,026,943	96.2%	95.4%	787	775
4	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,669,736	97.7%	95.5%	715	697
5	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,655,106	93.5%	95.1%	938	938
6	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,845,174	96.5%	96.5%	669	654
7	Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,917,845	96.1%	95.3%	636	615
8	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,524,499	97.1%	98.0%	894	876
9	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	94.8%	88.0%	702	728
10	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	9,084,000	96.8%	93.5%	684	699
11	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,995,040	96.8%	92.9%	873	850
12	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	24,423,169	92.2%	88.6%	950	926
13	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	92.0%	91.4%	958	945
14	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,934,395	91.2%	95.2%	972	950
15	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,694,721	95.7%	94.0%	919	869
16	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,287,613	89.4%	94.4%	881	883
17	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,860,000	96.0%	92.0%	996	992
18	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012	178	16,500,000	11,393,049	98.3%	95.5%	1,029	1,015
19	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,800,000	95.7%	93.8%	1,101	1,063

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

							Mortgage Debt Outstanding at September 30, 2013	Average Occupancy as of		Average Monthly Rent as of
	Property Name	Location		Purchase Date	Number of Units	Contract Purchase Price		Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
20	Springmarc Apartments	San Marcos, TX	1	10/19/2012	240	$21,850,000	$15,470,000	93.8%	88.8%	$898	$974
21	Renaissance at St. Andrews Condominiums	Louisville, KY	1	10/31/2012	29	1,375,000	—	93.1%	58.6%	681	704
22	Ashley Oaks Apartments	San Antonio, TX	1	11/29/2012	462	30,790,000	21,712,000	83.8%	91.1%	773	745
23	Arrowhead Apartments	Palatine, IL	1	11/30/2012	200	16,750,000	12,562,000	95.0%	96.5%	1,005	997
24	The Moorings Apartments	Roselle, IL	1	11/30/2012	216	20,250,000	15,187,000	94.9%	97.7%	1,035	1,010
25	Forty 57 Apartments	Lexington, KY	1	12/20/2012	436	52,500,000	38,500,000	94.7%	87.2%	866	866
26	Keystone Farms Apartments	Nashville, TN	1	12/28/2012	90	8,400,000	6,200,000	97.8%	97.8%	986	952
27	Riverford Crossing Apartments	Frankfort, KY	1	12/28/2012	300	30,000,000	21,900,000	90.0%	92.7%	856	861
28	South Pointe at Valley Farms	Louisville, KY	1	12/28/2012	32	5,275,000	—	96.9%	93.8%	1,016	969
29	Montecito Apartments	Austin, TX	1	12/31/2012	268	19,000,000	14,250,000	97.4%	91.8%	822	752
30	Hilliard Grand Apartments	Dublin, OH	1	12/31/2012	314	40,500,000	29,102,869	92.4%	92.0%	1,241	1,190
31	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1	1/31/2013	288	34,560,000	24,767,000	95.8%	—%	977	—
32	Library Lofts East	Kansas City, MO	1	2/28/2013	118	12,750,000	9,155,807	97.5%	—%	909	—
33	The Trails at Buda Ranch	Buda, TX	1	3/28/2013	264	23,000,000	17,030,000	95.8%	—%	910	—
34	Deep Deuce at Bricktown	Oklahoma City, OK	1	3/28/2013	294	38,220,000	27,566,469	78.2%	—%	1,196	—
35	Deer Valley Apartments	Lake Bluff, IL	1	4/30/2013	224	28,600,000	20,875,000	90.2%	—%	1,242	—
36	Grayson Ridge	North Richland Hills, TX	1	5/31/2013	240	14,300,000	10,725,000	92.9%	—%	707	—
37	Rosemont at Olmos Park	San Antonio, TX	1	5/31/2013	144	22,050,000	15,100,000	86.8%	—%	1,330	—
38	Retreat at Quail North	Oklahoma City, OK	1	6/12/2013	240	25,250,000	17,230,008	91.7%	—%	1,011	—
39	The Lodge at Trails Edge	Indianapolis, IN	1	6/18/2013	268	18,400,000	12,961,472	96.6%	—%	701	—
40	Arbors at Carrollton	Carrollton, TX		7/3/2013	131	8,800,000	6,411,829	96.2%	—%	816	—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

						Mortgage Debt Outstanding at September 30, 2013	Average Occupancy as of		Average Monthly Rent as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
41	Waterford on the Meadow	Plano, TX	7/3/2013	350	$23,100,000	$16,992,917	94.9%	—%	$795	$—
42	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,548,457	93.1%	—%	708	—
43	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	55,500,000	92.0%	—%	1,377	—
44	Tapestry Park Apartments	Birmingham, AL	8/13/2013	223	32,400,000	23,100,000	98.7%	—%	1,206	—
45	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	16,054,509	97.3%	—%	747	—
46	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,407,000	96.5%	—%	1,178	—
47	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,985,000	92.9%	—%	849	—
48	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	90.7%	—%	986	—
49	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	—	94.2%	—%	1,056	—
50	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,750,000	95.8%	—%	893	—
51	The Heights Apartments	Houston, TX	9/30/2013	504	37,000,000	29,014,000	93.1%	—%	880	—
				12,189	$1,118,653,400	$766,699,382	93.5%	92.4%	$924	$873

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Third Quarter Acquisitions
Arbors of Carrollton
On July 3, 2013, the Company acquired a fee simple interest in the Arbors of Carrollton located in Carrollton, Texas (the “Arbors Property”), for a purchase price of $8,800,000, exclusive of closing costs. The Arbors Property consists of 14 two-story buildings and contains 131 units consisting of 55 one-bedroom apartments and 76 two-bedroom apartments. The apartments range in size from 698 to 974 square feet and average 858 square feet. An acquisition fee of $180,536 was earned by the Advisor in connection with the acquisition of the Arbors Property.
Waterford on the Meadow
On July 3, 2013, the Company acquired a fee simple interest in the Waterford on the Meadow located in Plano, Texas (the “Waterford Property”), for a purchase price of $23,100,000, exclusive of closing costs. The Waterford Property consists of 47 one- and two-story buildings and contains 350 units consisting of 102 one-bedroom apartments and 248 two-bedroom apartments. The apartments range in size from 744 to 981 square feet and average 888 square feet. An acquisition fee of $469,187 was earned by the Advisor in connection with the acquisition of the Waterford Property.
The Belmont
On July 26, 2013, the Company acquired a fee simple interest in The Belmont located in Grand Prairie, Texas (the “Belmont Property”), for a purchase price of $12,100,000, exclusive of closing costs. The Belmont Property consists of nine three-story buildings and contains 260 units consisting of 104 one-bedroom apartments and 156 two-bedroom apartments. The apartments range in size from 770 to 1,046 square feet and average 935 square feet. An acquisition fee of $245,747 was earned by the Advisor in connection with the acquisition of the Belmont Property.
Meritage at Steiner Ranch
On August 6, 2013, the Company acquired a fee simple interest in the Meritage at Steiner Ranch located in Austin, Texas (the “Meritage Property”), for a purchase price of $80,000,000, exclusive of closing costs. The Meritage Property consists of 35 two- and three-story buildings and contains 502 units consisting of 144 one-bedroom apartments, 172 two-bedroom apartments, 106 three-bedroom apartments and 80 four-bedroom apartments. The apartments range in size from 997 to 2,279 square feet and average 1,499 square feet. An acquisition fee of $1,613,069 was earned by the Advisor in connection with the acquisition of the Meritage Property.
Tapestry Park Apartments
On August 13, 2013, the Company acquired a fee simple interest in the Tapestry Park Apartments located in Birmingham, Alabama (the “Tapestry Park Property”), for a purchase price of $32,400,000, exclusive of closing costs. The Tapestry Park Property consists of 6 three- and four-story buildings and contains 223 units consisting of 73 one-bedroom apartments, 117 two-bedroom apartments and 33 three-bedroom apartments. The apartments range in size from 750 to 1,312 square feet and average 1,028 square feet. An acquisition fee of $656,395 was earned by the Advisor in connection with the acquisition of the Tapestry Park Property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Dawntree Apartments
On August 15, 2013, the Company acquired a fee simple interest in the Dawntree Apartments located in Carrollton, Texas (the “Dawntree Property”), for a purchase price of $24,000,000, exclusive of closing costs. The Dawntree Property consists of 53 two-story buildings and contains 400 units consisting of 192 one-bedroom apartments and 208 two-bedroom apartments. The apartments range in size from 745 to 1,188 square feet and average 975 square feet. An acquisition fee of $486,397 was earned by the Advisor in connection with the acquisition of the Dawntree Property.
Stuart Hall Lofts
On August 27, 2013, the Company acquired a fee simple interest in the Stuart Hall Lofts located in Kansas City, Missouri (the “Stuart Hall Property”), for a purchase price of $16,850,000, exclusive of closing costs. The Stuart Hall Property consists of 1 seven-story building and contains 115 units consisting of 81 one-bedroom apartments, 25 two-bedroom apartments and 9 three-bedroom apartments. The apartments range in size from 1,001 to 1,706 square feet and average 1,220 square feet. An acquisition fee of $342,298 was earned by the Advisor in connection with the acquisition of the Stuart Hall Property.
BriceGrove Park Apartments
On August 29, 2013, the Company acquired a fee simple interest in the BriceGrove Park Apartments located in Canal Winchester, Ohio (the “BriceGrove Property”), for a purchase price of $20,100,000, exclusive of closing costs. The BriceGrove Property consists of 36 two-story buildings and contains 240 units consisting of 240 two-bedroom apartments averaging 1,033 square feet. An acquisition fee of $407,885 was earned by the Advisor in connection with the acquisition of the BriceGrove Property.
Retreat at Hamburg Place
On September 5, 2013, the Company acquired a fee simple interest in the Retreat at Hamburg Place located in Lexington, Kentucky (the “Hamburg Property”), for a purchase price of $16,300,000, exclusive of closing costs. The Hamburg Property consists of 2 three-story buildings and contains 150 units consisting of 66 one-bedroom apartments, 72 two-bedroom apartments and 12 three-bedroom apartments. The apartments range in size from 760 to 1,429 square feet and average 1,002 square feet. An acquisition fee of $327,900 was earned by the Advisor in connection with the acquisition of the Hamburg Property.
Cantare at Indian Lake Village
On September 24, 2013, the Company acquired a fee simple interest in the Cantare at Indian Lake Village located in Hendersonville, Tennessee (the “Indian Lake Property”), for a purchase price of $29,000,000, exclusive of closing costs. The Indian Lake Property consists of 3 three-story buildings and contains 206 units consisting of 80 one-bedroom apartments, 120 two-bedroom apartments and 6 three-bedroom apartments. The apartments range in size from 739 to 1,433 square feet and average 1,011 square feet. An acquisition fee of $582,058 was earned by the Advisor in connection with the acquisition of the Indian Lake Property.
Landing at Mansfield
On September 27, 2013, the Company acquired a fee simple interest in the Landing at Mansfield located in Mansfield, Texas (the “Mansfield Property”), for a purchase price of $30,900,000, exclusive of closing costs. The Mansfield Property consists of 15 three-story buildings and contains 336 units consisting of 180 one-bedroom apartments, 144 two-bedroom apartments and 12 three-bedroom apartments. The apartments range in size from 740 to 1,202 square feet and average 856 square feet. An acquisition fee of $625,273 was earned by the Advisor in connection with the acquisition of the Mansfield Property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The Heights Apartments
On September 30, 2013, the Company acquired a fee simple interest in The Heights Apartments located in Houston, Texas (the “Heights Property”), for a purchase price of $37,000,000, exclusive of closing costs. The Heights Property consists of 30 two-story buildings and contains 504 units consisting of 376 one-bedroom apartments and 128 two-bedroom apartments. The apartments range in size from 683 to 946 square feet and average 750 square feet. An acquisition fee of $748,680 was earned by the Advisor in connection with the acquisition of the Heights Property.
The purchase price for the Company’s acquisitions during the three months ended September 30, 2013 was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Purchase Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Below-Market Leases	Premium on Assumed Liabilities(1)	Total Purchase Price
Arbors at Carrollton	7/3/2013	$1,424,432	$7,336,337	$224,190	$—	$—	$(184,959)	$8,800,000
Waterford on the Meadow	7/3/2013	2,625,024	20,283,965	565,166	—	—	(374,155)	23,100,000
The Belmont	7/26/2013	1,550,028	10,901,867	362,643	—	—	(714,538)	12,100,000
Meritage at Steiner Ranch	8/6/2013	7,353,620	71,905,590	1,450,783	—	(709,993)	—	80,000,000
Tapestry Park Apartments	8/13/2013	1,844,031	30,045,327	622,323	—	(111,681)	—	32,400,000
Dawntree Apartments	8/15/2013	3,135,425	21,151,008	602,461	—	—	(888,894)	24,000,000
Stuart Hall Lofts	8/27/2013	1,585,035	13,593,300	284,759	1,386,906	—	—	16,850,000
BriceGrove Park Apartments	8/29/2013	1,596,212	18,052,968	450,820	—	—	—	20,100,000
Retreat at Hamburg Place	9/5/2013	1,605,839	14,366,246	327,915	—	—	—	16,300,000
Cantare at Indian Lake Village	9/24/2013	2,489,757	26,048,742	461,501	—	—	—	29,000,000
Landing at Mansfield	9/27/2013	3,375,831	26,891,705	632,464	—	—	—	30,900,000
The Heights Apartments	9/30/2013	9,869,925	25,768,344	1,361,731	—	—	—	37,000,000
		$38,455,159	$286,345,399	$7,346,756	$1,386,906	$(821,674)	$(2,162,546)	$330,550,000
________________

(1)	Loan premiums are amortized to interest expense over the remaining term of the assumed loan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

As of September 30, 2013 and December 31, 2012, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	September 30, 2013
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$110,537,996	$998,302,152	$25,035,749	$2,644,263	$1,136,520,160	$(1,410,728)
Less: Accumulated depreciation and amortization	—	(29,819,074)	(18,499,012)	(48,236)	(48,366,322)	836,654
Net investments in real estate and related lease intangibles	$110,537,996	$968,483,078	$6,536,737	$2,596,027	$1,088,153,838	$(574,074)

	December 31, 2012
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$52,128,526	$512,420,903	$13,496,020	$—	$578,045,449	$(440,052)
Less: Accumulated depreciation and amortization	—	(9,515,773)	(8,557,589)	—	(18,073,362)	138,703
Net investments in real estate and related lease intangibles	$52,128,526	$502,905,130	$4,938,431	$—	$559,972,087	$(301,349)
Depreciation and amortization expenses were $11,796,884 and $30,292,960 for the three and nine months ended September 30, 2013, and $4,147,366 and $9,471,699 for the three and nine months ended September 30, 2012, respectively.
The increase in net loss as a result of amortization of the Company’s tenant origination and absorption costs was $3,335,946 and $9,941,423 for the three and nine months ended September 30, 2013, and $1,814,862 and $4,662,452 for the three and nine months ended September 30, 2012, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the three and nine months ended September 30, 2013 was $271,633 and $697,951, and $0 for each of the three and nine months ended September 30, 2012. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2013, the Company’s real estate portfolio comprised 12,189 apartment homes and was 93.5% occupied by a diverse group of residents. For each of the three and nine months ended September 30, 2013 and 2012, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. The residential tenant lease terms consist of lease durations equal to twelve months or less. The commercial office tenant leases consist of lease durations varying from three to five years.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,044,870 and $1,809,508 as of September 30, 2013 and December 31, 2012, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2013 and thereafter is as follows:

October 1 through December 31, 2013	$97,677
2014	299,863
2015	217,198
2016	188,789
2017	187,680
Thereafter	31,280
$1,022,487
As of September 30, 2013 and December 31, 2012, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Deferred Financing Costs and Other Assets
As of September 30, 2013 and December 31, 2012, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	September 30, 2013	December 31, 2012
Deferred financing costs	$7,216,704	$3,789,591
Less: accumulated amortization	(950,826)	(259,688)
	6,265,878	3,529,903
Prepaid expenses	2,139,854	975,843
Interest rate cap agreements	2,752,136	133,109
Escrow deposits for pending real estate acquisitions	3,300,210	1,175,100
Deposits	1,048,260	389,756
	$15,506,338	$6,203,711

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

5. Debt
Mortgage Notes Payable
The following is a summary of notes payable secured by real property as of September 30, 2013 and December 31, 2012:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2013	December 31, 2012
1	Lincoln Tower	Principal and interest	May 1, 2019	3.66%	$8,489,755	$8,652,963
2	Park Place(2)	Principal and interest(3)	July 1, 2018	3.50%	5,000,000	5,000,000
3	Arbor Pointe	Principal and interest	June 1, 2018	4.86%	5,026,943	5,087,013
4	Clarion Park	Principal and interest	July 1, 2018	4.58%	8,669,736	8,778,412
5	Cooper Creek	Principal and interest(3)	September 1, 2018	3.89%	6,655,106	6,743,782
6	Truman Farm Villas	Principal and interest(3)	January 1, 2019	3.78%	5,845,174	5,915,000
7	Prairie Walk	Principal and interest(3)	January 1, 2019	3.74%	3,917,845	3,965,000
8	EBT Lofts	Principal and interest(3)	January 1, 2019	3.82%	5,524,499	5,590,000
9	Windsor	Interest only	May 1, 2042	Variable(4)(5)	23,500,000	23,500,000
10	Renaissance(6)	Principal and interest(3)	January 1, 2023	3.85%	9,084,000	9,084,000
11	Spring Creek(7)	Principal and interest	February 1, 2018	4.88%	13,995,040	14,236,229
12	Montclair Parc	Principal and interest	May 1, 2019	3.70%	24,423,169	24,766,709
13	Sonoma Grande	Principal and interest(8)	June 1, 2019	3.31%	22,540,000	22,540,000
14	Estancia(9)	Interest only	October 1, 2017(10)	5.94%	21,934,395	22,203,718
15	Montelena(11)	Principal and interest(12)	August 1, 2018	4.82%	12,694,721	12,817,796
16	Valley Farms	Principal and interest	January 1, 2020	4.25%	10,287,613	10,400,000
17	Hilliard Park	Principal and interest(3)	October 1, 2022	3.62%	13,860,000	13,860,000
18	Sycamore Terrace	Principal and interest	December 1, 2019	1-Mo LIBOR + 3.44%	11,393,049	11,550,000
19	Hilliard Summit	Principal and interest(3)	October 1, 2022	3.56%	16,800,000	16,800,000
20	Springmarc	Principal and interest(3)	November 1, 2019	3.69%	15,470,000	15,470,000
21	Ashley Oaks(13)	Principal and interest(3)	November 1, 2021	1-Mo LIBOR + 2.35%	21,712,000	21,712,000
22	Arrowhead	Principal and interest(3)	December 1, 2019	3.38%	12,562,000	12,562,000
23	The Moorings	Principal and interest(3)	December 1, 2019	3.37%	15,187,000	15,187,000
24	Forty 57	Principal and interest(14)	January 1, 2023	3.73%	38,500,000	38,500,000
25	Keystone Farms	Principal and interest(3)	January 1, 2023	3.86%	6,200,000	6,200,000
26	Riverford Crossing	Principal and interest(14)	January 1, 2023	3.78%	21,900,000	21,900,000
27	South Pointe	Interest only	June 3, 2013	6.00%	—	2,275,000
28	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,250,000	14,250,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2013	December 31, 2012
29	Hilliard Grand	Principal and interest	August 1, 2052	5.59%	$29,102,869	$29,255,766
30	The Hills at Fair Oaks	Principal and interest(14)	February 1, 2023	4.02%	24,767,000	—
31	Library Lofts	Principal and Interest	April 1, 2020	3.66%	9,155,807	—
32	Trails at Buda Ranch(15)	Principal and interest(3)	April 1, 2023	1-Mo LIBOR + 2.42%	17,030,000	—
33	Deep Deuce at Bricktown(16)	Principal and interest	April 1, 2018	5.04%	24,776,382	—
34	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,790,087	—
35	Deer Valley(17)	Principal and interest(3)	May 1, 2023	1-Mo LIBOR + 2.40%	20,875,000	—
36	Grayson Ridge(18)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.63%	10,725,000	—
37	Rosemont Olmos Park (18)	Principal and interest(14)	July 1, 2020	1-Mo LIBOR + 2.65%	15,100,000	—
38	Retreat at Quail North(19)	Principal and interest	January 1, 2053	4.80%	17,230,008	—
39	The Lodge at Trails Edge(20)	Principal and interest	November 1, 2020	4.47%	11,019,472	—
40	The Lodge at Trails Edge — Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,942,000	—
41	Arbors of Carrollton(21)	Principal and interest	December 1, 2020	4.83%	5,421,486	—
42	Arbors of Carrollton — Supplemental Loan	Principal and interest	December 1, 2020	4.83%	990,343	—
43	Waterford on the Meadow(22)	Principal and interest	December 1, 2020	4.70%	14,221,216	—
44	Waterford on the Meadow — Supplemental Loan	Principal and interest	December 1, 2020	4.78%	2,771,701	—
45	The Belmont(23)	Principal and interest	March 1, 2021	5.91%	9,548,457	—
46	Meritage at Steiner Ranch(24)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.47%	55,500,000	—
47	Tapestry Park(25)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.44%	23,100,000	—
48	Dawntree(26)	Principal and interest(27)	August 6, 2021	5.48%	16,054,509	—
49	Stuart Hall(28)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.75%	12,407,000	—
50	BriceGrove Park(29)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.58%	14,985,000	—
51	Landing at Mansfield(30)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.69%	22,750,000	—
52	The Heights(30)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.60%	29,014,000	—
					$766,699,382	$408,802,388

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

_____________________________

(1)
Except as otherwise noted, interest on the notes accrues at a fixed rate per annum. At September 30, 2013, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.28% and 2.72%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.71% at September 30, 2013.

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

(5)	The Company entered into an interest rate cap, which limits the SIFMA portion of the interest rate to 3.00% through January 31, 2017 and 5.00% through January 31, 2019.

(6)
On December 27, 2012, the Company refinanced the existing mortgage loan secured by the Renaissance property with the proceeds of a new mortgage loan in the aggregate principal amount of $9,084,000. A portion of the proceeds from the new loan were used to retire $7,000,000 of principal and accrued interest outstanding on the existing mortgage loan.

(7)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $440,433. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $25,357 and $76,071, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(8)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $1,434,395. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $89,774 and $269,322, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

(10)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(11)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $708,020. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $36,592 and $109,776, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(12)	A monthly payment of interest only was due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(13)	The Company entered into an interest rate cap that limits the London Interbank Offered Rate (“LIBOR”) portion of the interest rate to 5.00% through November 1, 2016.

(14)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(15)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2.00% through April 1, 2018.

(16)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $1,414,980. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $78,799 and $160,986, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(17)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2.00% through May 1, 2018.

(18)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2.00% through July 1, 2017.

(19)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $472,977. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $1,817 and $3,376, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(20)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $113,002. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $3,968 and $4,718, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(21)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $178,724. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $6,235 and $6,235, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(22)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $361,543. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $12,612 and $12,612, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

(23)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $697,314. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $17,224 and $17,224, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(24)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2.00% through September 1, 2017.

(25)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 3.56% through October 1, 2017.

(26)
The principal balance at September 30, 2013 includes the unamortized portion of the debt premium of $872,509. During the three and nine months ended September 30, 2013, the Company recorded amortization of debt premiums of $16,385 and $16,385, respectively, as an offset to interest expense in the accompanying consolidated statements of operations.

(27)	A monthly payment of interest only is due and payable through August 6, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(28)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 3.50% through September 1, 2017.

(29)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 3.42% through October 1, 2017.

(30)	The Company entered into an interest rate cap that limits the LIBOR portion of the interest rate to 2.50% through October 1, 2017.
Revolving Credit Facility
On October 22, 2012, the Company entered into an unsecured revolving line of credit with PNC Bank, N.A. to borrow up to $5,000,000. On April 25, 2013, the Company amended the credit facility to increase the borrowing capacity to $20,000,000. Each advance under the facility is due within 180 days from the date of the advance and all unpaid principal and interest is due and payable in full on April 25, 2014.
For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the credit agreement), (B) the sum of the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of September 30, 2013, no amounts were outstanding on the credit facility.
The following is a summary of the Company's aggregate maturities as of September 30, 2013:

		Remainder of 2013	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2014	2015	2016	2017	Thereafter
Principal payments on outstanding debt obligations(1)	$766,699,382	$1,864,488	$9,346,784	$13,800,577	$14,329,524	$35,206,489	$692,151,520
_____________________________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all financial debt covenants.
For the three and nine months ended September 30, 2013, the Company incurred interest expense of $7,015,217 and $15,869,427. Interest expense for the three and nine months ended September 30, 2013 includes amortization of deferred financing costs of $295,391 and $691,138, amortization of loan premiums of $288,763 and $676,705, and net unrealized losses from the change in fair value of interest rate caps of $730,408 and $356,553, respectively.
For the three and nine months ended September 30, 2012, the Company incurred interest expense of $1,800,346 and $3,887,837. Interest expense for the three and nine months ended September 30, 2012 includes amortization of deferred financing costs of $79,132 and $182,692, amortization of loan premiums of $147,002 and $180,625, and net unrealized losses from the change in fair value of interest rate caps of $65,987 and $171,320, respectively.
Interest expense of $2,097,865 and $852,105 was payable as of September 30, 2013 and December 31, 2012, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
As of September 30, 2013, the Company’s weighted-average interest rate on its outstanding debt was 3.71%.
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
September 30, 2013
(unaudited)

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of September 30, 2013, the Company had issued 49,640,608 shares of common stock in its Private Offering and Public Offering for offering proceeds of $434,057,384, net of offering costs of $66,659,240, including 1,132,232 shares of common stock pursuant to the DRP for total proceeds of $10,959,793. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $2,438,071 and $590,856 of amounts receivable from the Company’s transfer agent as of September 30, 2013 and December 31, 2012, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
During the nine months ended September 30, 2013, the Company granted 10,000 shares of restricted stock to its independent directors at a weighted average fair value of $10.24 as compensation for services in connection with their re-election to the board of directors at the Company’s 2013 annual meeting of stockholders. During the year ended December 31, 2012, the Company granted 17,500 shares of restricted stock to its independent directors at a weighted average fair value of $9.23 as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s 2012 annual meeting of stockholders. During the year ended December 31, 2011, the Company granted 7,500 shares of restricted common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $9.10 per share in connection with their re-election to the board of directors at the Company’s 2011 annual meeting of stockholders and 5,000 shares of restricted common stock to one of its then independent directors at a fair value of $9.10 per share in connection with her initial election to the board of directors. During 2010, the Company granted 15,000 shares of restricted common stock to its independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $8.55 per share in connection with the Company raising $2,000,000 in the Private Offering. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $45,238 and $83,034 for the three and nine months ended September 30, 2013 and $30,622 and $50,005 for the three and nine months ended September 30, 2012, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.42 years as of September 30, 2013.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Convertible Stock
The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will also be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds (2) the aggregate purchase price paid by the stockholders for those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2013 and December 31, 2012, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company's common stock are issued pursuant to the DRP at a price of $9.73 per share or 95% of the current offering price of $10.24 per share. The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock in the Public Offering and other factors that the Company’s board of directors deems relevant.
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
September 30, 2013
(unaudited)

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
September 30, 2013
(unaudited)

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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. During the three and nine months ended September 30, 2013, the Company redeemed a total of 30,251 and 90,843 shares with a total redemption value of $286,561 and $869,253 and received requests for the redemption of 56,342 and 122,527 shares with a total redemption value of $519,959 and $1,167,466, respectively.
As of September 30, 2013, the Company had 60,482 shares of outstanding and unfulfilled redemption requests and recorded $567,484 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed 38,396 of the outstanding redemption requests as of September 30, 2013 totaling $377,047 on the October 31, 2013 redemption date.
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
September 30, 2013
(unaudited)

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
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2013, the Company reclassified $2,854,875 and $6,174,002, net of $286,561 and $869,253 of fulfilled redemption requests, and for the three and nine months ended September 30, 2012, the Company reclassified $828,319 and $1,735,741, net of $88,012 and $381,147 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until it makes substantial investments. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement will be deferred up to an aggregate amount of $5,000,000 through the date the SEC declares effective the registration statement for the Company's follow-on offering. If, during any calendar quarter during this period, the distributions paid by the Company exceed funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company is obligated to pay the Advisor will be deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceed Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

September 30, 2013 and December 31, 2012, $3,679,697 and $2,399,153, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
Distributions declared for the three and nine months ended September 30, 2013 were $7,736,858 and $17,918,222, including $3,517,153 and $7,913,859, or 361,475 and 813,346 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2012 were $2,422,753 and $4,925,474, including $1,024,222 and $2,063,297, or 107,813 and 217,189 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2013 and December 31, 2012, $2,783,244 and $1,343,399 distributions declared were payable, which included $1,290,092 and $566,840 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the three and nine months ended September 30, 2013, the Company paid cash distributions of $3,884,480 and $9,287,770, which related to distributions declared for each day in the period from June 1, 2013 through August 31, 2013 and December 1, 2012 through August 31, 2013, respectively. Additionally, for the three and nine months ended September 30, 2013, 322,845 and 739,014 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $3,141,286 and $7,190,607, respectively. For the three and nine months ended September 30, 2013, the Company paid total distributions of $7,025,766 and $16,478,377.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,938,575	$536,703	$4,693,441	$1,106,158
Acquisition fees(1)	6,685,425	1,891,563	11,109,354	5,141,503
Acquisition expenses(2)	961,309	233,819	3,137,320	667,078
Property management
Fees(1)	856,214	270,683	2,076,074	589,551
Reimbursement of onsite personnel(3)	2,422,532	863,593	5,711,505	1,814,238
Other fees(1)	242,300	91,444	580,567	91,444
Other operating expenses(4)	272,592	263,498	719,349	1,211,683
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	111,758	—	111,758	—
Additional paid-in-capital
Other offering costs reimbursement	2,354,814	4,513,646	7,576,484	7,483,880
Selling commissions	7,698,530	4,707,202	16,276,716	8,052,738
Dealer management fees	4,392,019	2,772,002	9,246,723	4,678,637
	$27,936,068	$16,144,153	$61,239,291	$30,836,910
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Amounts attributable to the Advisor and its affiliates paid during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Paid During the		Paid During the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees	$1,319,360	$159,173	$3,412,897	$159,173
Acquisition fees	4,429,836	2,112,928	8,718,643	5,285,039
Acquisition expenses	956,864	224,876	3,276,923	739,198
Property management
Fees	763,199	194,969	1,890,211	462,757
Reimbursement of onsite personnel	2,119,821	863,898	5,388,411	1,744,333
Other fees	237,966	75,799	567,141	75,799
Other operating expenses	231,810	116,160	748,783	1,252,102
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	111,758	—	111,758	—
Additional paid-in-capital
Other offering costs reimbursement	1,655,232	4,534,656	6,376,331	7,563,697
Selling commissions	7,698,530	4,707,202	16,276,716	8,052,738
Dealer management fees	4,392,019	2,772,002	9,246,723	4,678,637
	$23,916,395	$15,761,663	$56,014,537	$30,013,473

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of September 30, 2013 and December 31, 2012 are as follows:

	Payable as of
	September 30, 2013	December 31, 2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,031,275	$1,750,731
Acquisition fees(2)	3,327,795	937,084
Acquisition expenses	4,445	144,048
Property management
Fees	336,496	150,633
Reimbursement of onsite personnel	524,937	201,843
Other fees	28,866	15,440
Other operating expenses	129,670	159,104
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	1,313,066	112,913
Due to affiliates, net	$8,696,550	$3,471,796
_____________________________

(1)
Investment management fees earned by the Advisor totaling $3,031,275 and $1,750,731 were deferred as of September 30, 2013 and December 31, 2012, respectively, pursuant to the terms of the Advisory Agreement. No investment management fees were due and payable at September 30, 2013 and December 31, 2012, respectively.

(2)
Acquisition fees earned by the Advisor totaling $648,422 and $648,422 were deferred as of September 30, 2013 and December 31, 2012, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $2,679,373 and $288,662 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

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
September 30, 2013
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
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2013 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$489,756,831	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$73,463,525	15.00%

O&O expenses recorded:
Sales commissions paid	$29,783,406	6.08%
Broker dealer fees paid	17,020,257	3.48%
Private offering costs reimbursements	423,707	0.09%
Public offering costs reimbursements	19,431,870	3.97%
Organizational costs reimbursements	100,738	0.02%
Total O&O costs recorded by the Company	$66,759,978	13.64%

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
September 30, 2013
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
As of September 30, 2013 and December 31, 2012, the Advisor had incurred $72,058,597 and $39,439,196, respectively, of organizational and offering costs on behalf of the Company, of which $5,298,619 and $5,779,140, respectively, have been deferred as of the applicable date, as follows:

	Incurred through December 31, 2012	Amounts Recognized	Amounts Deferred as of December 31, 2012	Incurred for the Nine Months Ended September 30, 2013	Amounts Recognized	Amounts Deferred as of September 30, 2013	Amounts Recognized Through September 30, 2013
Organizational expenses	$100,738	$100,738	$—	$—	$—	$—	$100,738
Private Offering costs	2,301,719	876,649	1,425,070	—	—	1,425,070	876,649
Public Offering costs	37,036,739	32,682,669	4,354,070	32,619,401	33,099,922	3,873,549	65,782,591
	$39,439,196	$33,660,056	$5,779,140	$32,619,401	$33,099,922	$5,298,619	$66,759,978
Organization costs are expensed as incurred. From inception through September 30, 2013, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and nine months ended September 30, 2013 and 2012.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and nine months ended September 30, 2013 and 2012, the Advisor did not incur any costs, nor did the Company reimburse the Advisor for any costs related to the Private Offering. From inception through September 30, 2013, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719, of which $1,425,070 is deferred and remains potentially reimbursable to the Advisor, subject to the approval of the independent directors of the Company.
For the three and nine months ended September 30, 2013, the Advisor incurred $14,716,595 and $32,619,401, and the Company reimbursed the Advisor $14,445,363 and $33,099,922, respectively, of offering costs related to the Public Offering. Included in the $14,716,595 and $32,619,401 of offering costs incurred by the Advisor during the three and nine months ended September 30, 2013 are $665,668 and $1,515,265 of amounts paid to Crossroads for certain offering services provided. For the three and nine months ended September 30, 2012, the Advisor incurred $9,364,416 and $19,145,269, and the Company reimbursed the Advisor $11,992,850 and $20,215,255, respectively, of offering costs related to the Public Offering. Included in the $9,364,416 and $19,145,269 of offering costs incurred by the Advisor during the three and nine months ended September 30, 2012 are $327,000 and $1,156,000 of amounts paid to Crossroads for certain offering services provided. The Advisor has incurred total offering costs related to the Public Offering of $69,656,140 from inception through September 30, 2013, of which $3,873,549 is deferred and remains potentially reimbursable, subject to the 15% limitation described above and the approval of the independent directors.
The Company has reimbursed the Advisor $66,759,978 for organization and offering costs incurred from inception through September 30, 2013, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $876,649 and reimbursements of Public Offering costs of $65,782,591. The Company accrued $1,313,066 and $112,913 for the reimbursement of offering costs in the financial statements as of September 30, 2013 and December 31, 2012, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the three months ended September 30, 2013 and the year ended December 31, 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $3,031,275 and $1,750,731 of investment management fees the Company was obligated to pay the Advisor had been deferred as of September 30, 2013 and December 31, 2012, respectively.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the cost of investment, as defined in the Advisory Agreement, in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the three and nine months ended September 30, 2013, the Company incurred acquisition fees of $6,685,425 and $11,109,354, and $4,429,836 and $8,718,643 in acquisition fees were paid to the Advisor. During the three and nine months ended September 30, 2012, the Company incurred acquisition fees of $1,891,563 and $5,141,503, and $2,112,928 and $5,285,039 in acquisition fees were paid to the Advisor. Acquisition fees of $2,679,373 and $288,662 were due and payable and included in due to affiliates in the accompanying balance sheets at September 30, 2013 and December 31, 2012, respectively. During the three months ended September 30, 2013 and the year ended December 31, 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $648,422 and $648,422 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of September 30, 2013 and December 31, 2012, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor or its affiliates, including personnel-related costs for acquisition due diligence, legal and non-recurring management services, and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three and nine months ended September 30, 2013, the Advisor incurred $961,309 and $3,137,320 of direct acquisition costs and the Company paid $1,211,260 and $2,155,639 of acquisition costs to third parties.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties (other than EBT Lofts, Keystone Farms, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the three and nine months ended September 30, 2013, the Company incurred $856,214 and $2,076,074, respectively, of property management fees, of which $763,199 and $1,890,211 was paid to the Property Manager. For the three and nine months ended September 30, 2012, the Company incurred $270,683 and $589,551, respectively, of property management fees, of which $194,969 and $462,757 was paid to the Property Manager. Property management fees totaling $336,496 and $150,633 were payable to the Property Manager at September 30, 2013 and December 31, 2012, respectively.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including benefit administration and training services. For the three and nine months ended September 30, 2013, the Company incurred $242,300 and $580,567, respectively, of other fees, of which $237,966 and $567,141 was paid to the Property Manager. The Company did not pay other fees in connection with the Property Management Agreements during the three and nine months ended September 30, 2012. Other fees totaling $28,866 and $15,440 were payable to the Property Manager at September 30, 2013 and December 31, 2012, respectively.
In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three and nine months ended September 30, 2013, the Company incurred $2,422,532 and $5,711,505 of salaries and related benefits of on-site property management employees, of which $2,119,821 and $5,388,411 was paid to the Property Manager. For the three and nine months ended September 30, 2012, the Company incurred $863,593 and $1,814,238 of salaries and related benefits of on-site property management employees, of which $863,898 and $1,744,333 was paid to the Property Manager. Property management expenses totaling $524,937 and $201,843 were payable to the Property Manager at September 30, 2013 and December 31, 2012, respectively.
Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned renovation for certain of the Company's properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. For each of the three and nine months ended September 30, 2013, the Company incurred $111,758 of construction management fees, of which $111,758 was paid to the Construction Manager. No construction management fees were incurred for the three and nine months ended September 30, 2012. No construction management fees were payable to the Construction Manager at September 30, 2013 and December 31, 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The general and administrative expenses recognized by the Company and incurred by the Advisor on behalf of the Company, which are inclusive of total operating expenses for the three and nine months ended September 30, 2013 and 2012, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from May 4, 2009 (Inception) to September 30, 2013
	2013	2012	2013	2012
General and administrative expenses recognized by the Company	$1,025,724	$730,332	$2,730,664	$2,094,725	$7,684,394
General and administrative expenses incurred by the Advisor on behalf of the Company (and not recognized by the Company)	—	—	—	—	1,123,107
Allocable share of Advisor's overhead incurred on behalf of the Company (and not recognized by the Company)	—	—	—	—	1,448,803
	$1,025,724	$730,332	$2,730,664	$2,094,725	$10,256,304
For the three and nine months ended September 30, 2013, the Advisor and its affiliates incurred $272,592 and $719,349 of the Company's operating expenses, including the allocable share of Advisor's overhead expenses of $272,592 and $719,349, none of which were in excess of the 2%/25% Limitation and are included in the $1,025,724 and $2,730,664 of general and administrative expenses recognized by the Company. For the three and nine months ended September 30, 2012, the Advisor and its affiliates incurred 263,498 and 1,211,683 of the Company’s operating expenses none of which were in excess of the 2%/25% Limitation and are included in the $730,332 and $2,094,725 of general and administrative expenses recorded by the Company. From inception through September 30, 2013, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910, consisting of $1,123,107 of general and administrative expenses and $1,448,803 of the Company’s allocable share of the Advisor’s overhead expenses. These excess amounts have not been recognized by the Company nor are the amounts included in due to affiliates, net, on the accompanying consolidated balance sheets as the independent directors have not approved, nor have they been requested to approve, the reimbursement of such amounts in excess of the 2%/25% Limitation pursuant to the Reimbursement Agreement with Advisor.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates up to 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price. As of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

September 30, 2013, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2013.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three and nine months ended September 30, 2013, the Company paid selling commissions of $7,698,530 and $16,276,716 and dealer manager fees of $4,392,019 and $9,246,723, respectively. For the three and nine months ended September 30, 2012, the Company paid selling commissions of $4,707,202 and $8,052,738 and dealer manager fees of $2,772,002 and $4,678,637, respectively.
8. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2013 and December 31, 2012, except those awards granted to the independent directors as described below.
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
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On October 23, 2011, one of the independent directors resigned from the Company’s board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. On August 8, 2012, the Company granted each of the then three independent directors 2,500 shares of restricted stock upon re-election to the Company's board of directors. On October 1, 2012, the Company granted 5,000 shares of restricted common stock to each of its two new independent directors. On August 9, 2013, the Company granted 2,500 shares of restricted common stock to each of its four independent directors. In addition to

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

the shares granted under the independent directors’ compensation plan, one of the independent directors had elected to receive 50% of director compensation in stock through December 31, 2012. The Company recorded stock-based compensation expense of $45,238 and $83,034 for the three and nine months ended September 30, 2013 and $30,622 and $50,005 for the three and nine months ended September 30, 2012, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Austin, Texas; Oklahoma City, Oklahoma and Dallas/Fort Worth, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
September 30, 2013
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
10. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of September 30, 2013, the Company had 12 interest rate cap agreements with notional amounts totaling $266,698,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Floating Rate	Fixed Rate	Fair Value as of September 30, 2013
Cap	Cap Floating Rate	2/9/2012	2/1/2019	$23,500,000	SIFMA Municipal Swap Index	0.07%	3.00%	$129,750
Cap	Cap Floating Rate	10/24/2011	11/1/2016	21,712,000	One-Month LIBOR	0.18%	5.00%	22,792
Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.18%	2.00%	305,859
Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.18%	2.00%	398,698
Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.18%	2.00%	118,757
Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.18%	2.00%	168,563
Cap	Cap Floating Rate	8/6/2013	9/1/2017	55,500,000	One-Month LIBOR	0.18%	2.00%	690,289
Cap	Cap Floating Rate	8/27/2013	9/1/2017	12,407,000	One-Month LIBOR	0.18%	3.50%	58,634
Cap	Cap Floating Rate	9/23/2013	10/1/2017	23,100,000	One-Month LIBOR	0.18%	3.56%	152,383
Cap	Cap Floating Rate	9/24/2013	10/1/2017	14,985,000	One-Month LIBOR	0.18%	3.42%	102,512
Cap	Cap Floating Rate	9/27/2013	10/1/2017	22,750,000	One-Month LIBOR	0.18%	2.50%	233,912
Cap	Cap Floating Rate	9/30/2013	10/1/2017	29,014,000	One-Month LIBOR	0.18%	2.50%	369,987
				$266,698,000				$2,752,136
The interest rate cap agreements are not designated, nor do they qualify as, cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2013 resulted in an unrealized loss of $730,408 and $356,553, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $2,752,136 as of September 30, 2013 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2013 and 2012. The Company acquired 12 properties during the three months ended September 30, 2013 and 21 properties during the nine months ended September 30, 2013. These properties contributed $14,175,957 of revenues and $7,047,352 of net loss, including $9,815,228 of depreciation and amortization, to the Company's results of operations from the date of acquisition to September 30, 2013. The following unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$33,009,219	$32,907,875	$99,027,657	$98,723,626
Net loss	$(11,656,430)	$(20,783,729)	$(34,969,289)	$(62,351,187)
Basic and diluted net loss per common share	$(0.24)	$(0.42)	$(0.71)	$(1.26)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and nine months ended September 30, 2013 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2012 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12. Subsequent Events
Distributions Paid
On October 1, 2013, the Company paid distributions of $2,783,244, which related to distributions declared for each day in the period from September 1, 2013 through September 30, 2013 and consisted of cash distributions paid in the amount of $1,493,152 and $1,290,092 in shares issued pursuant to the DRP.
On November 1, 2013, the Company paid distributions of $3,198,007, which related to distributions declared for each day in the period from October 1, 2013 through October 31, 2013 and consisted of cash distributions paid in the amount of $1,704,425 and $1,493,582 in shares issued pursuant to the DRP.
Redemption
On October 31, 2013, the Company redeemed 38,396 shares of its common stock for a total redemption value of $377,047, or $9.82 per share, pursuant to the Company's share repurchase plan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Status of the Offering
The Company commenced its Public Offering on July 19, 2010. As of November 8, 2013, the Company had sold 56,239,160 shares of common stock in the Public Offering for gross proceeds of $568,660,898, including 1,418,419 shares of common stock issued pursuant to the DRP for gross offering proceeds of $13,744,395. Total shares sold as of November 8, 2013 in the Private Offering and Public Offering were 56,874,412 shares representing gross proceeds of $574,486,860, including 1,418,419 shares of common stock issued pursuant to the DRP for gross offering proceeds of $13,744,395.
Acquisition of the Villas at Huffmeister
On October 10, 2013, the Company acquired a fee simple interest in the Villas at Huffmeister located in Houston, Texas (the “Huffmeister Property”), for an aggregate purchase price of $37,600,000. The Company financed the payment of the purchase price for the Huffmeister Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $25,963,000. The Huffmeister Property consists of 30 two-story buildings and contains 294 units consisting of 100 one-bedroom apartments, 170 two-bedroom apartments and 24 three-bedroom apartments. The apartments range in size from 821 to 1,602 square feet and average 1,157 square feet. An acquisition fee of approximately $760,000 was earned by the Advisor in connection with the acquisition of the Huffmeister Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of the Villas at Kingwood
On October 10, 2013, the Company acquired a fee simple interest in the Villas at Kingwood located in Kingwood, Texas, (the “Kingwood Property”), for an aggregate purchase price of $40,150,000. The Company financed the payment of the purchase price for the Kingwood Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $28,105,000. The Kingwood Property consists of 31 three-story buildings and contains 330 units consisting of 124 one-bedroom apartments and 168 two-bedroom apartments and 38 three-bedroom apartments. The apartments range in size from 821 to 1,453 square feet and average 1,131 square feet. An acquisition fee of approximately $812,000 was earned by the Advisor in connection with the acquisition of the Kingwood Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of Waterford Place at Riata Ranch
On October 10, 2013, the Company acquired a fee simple interest in Waterford Place at Riata Ranch located in Cypress, Texas, (the “Waterford Place Property”), for an aggregate purchase price of $23,400,000. The Company financed the payment of the purchase price for the Waterford Place Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $16,340,000. The Waterford Place Property consists of nine three-story buildings and contains 228 units consisting of 104 one-bedroom apartments and 104 two-bedroom apartments and 20 three-bedroom apartments. The apartments range in size from 790 to 1,491 square feet and average 1,036 square feet. An acquisition fee of approximately $474,000 was earned by the Advisor in connection with the acquisition of the Waterford Place Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Acquisition of Carrington Place
On November 7, 2013, the Company acquired a fee simple interest in Carrington Place located in Houston, Texas, (the “Carrington Place Property”), for an aggregate purchase price of $32,900,000. The Company financed the payment of the purchase price for the Carrington Place Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $22,376,000. The Carrington Place Property consists of 14 three-story buildings and contains 324 units consisting of 110 one-bedroom apartments, 172 two-bedroom apartments and 42 three-bedroom apartments. The apartments range in size from 702 to 1,561 square feet and average 1,127 square feet. An acquisition fee of approximately $665,000 was earned by the Advisor in connection with the acquisition of the Carrington Place Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of Carrington at Champion Forest
On November 7, 2013, the Company acquired a fee simple interest in Carrington at Champion Forest located in Houston, Texas, (the “Champion Forest Property”), for an aggregate purchase price of $33,000,000. The Company financed the payment of the purchase price for the Champion Forest Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $22,959,000. The Champion Forest Property consists of 11 three-story buildings and contains 284 units consisting of 86 one-bedroom apartments, 162 two-bedroom apartments and 36 three-bedroom apartments. The apartments range in size from 890 to 1,491 square feet and average 1,139 square feet. An acquisition fee of approximately $667,000 was earned by the Advisor in connection with the acquisition of the Champion Forest Property.
The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.
Acquisition of Carrington Park
On November 7, 2013, the Company acquired a fee simple interest in Carrington Park located in Houston, Texas, (the “Carrington Park Property”), for an aggregate purchase price of $25,150,000. The Company financed the payment of the purchase price for the Carrington Park Property with (1) proceeds from the Public Offering and (2) the proceeds of a mortgage loan in the principal amount of $17,717,000. The Carrington Park Property consists of 10 three-story buildings and contains 232 units consisting of 88 one-bedroom apartments, 118 two-bedroom apartments and 26 three-bedroom apartments. The apartments range in size from 890 to 1,491 square feet and average 1,113 square feet. An acquisition fee of approximately $509,500 was earned by the Advisor in connection with the acquisition of the Carrington Park Property.
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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 27, 2013 and our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013.
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
On July 23, 2009, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share, which we refer to as our “initial public offering.” We also registered up to 15,789,474 shares of common stock for sale pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. The SEC declared our registration statement effective on July 9, 2010 and we commenced the initial public offering on July 19, 2010. We may reallocate the shares registered for the initial public offering and those shares registered pursuant to the distribution reinvestment plan. From the commencement of our public offering on July 19, 2010 to September 30, 2013, we had sold 49,003,329 shares of common stock in our initial public offering for gross offering proceeds of $494,872,299, including 1,132,232 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $10,959,793.
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
As of September 30, 2013, we owned 51 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 12,189 apartment homes and 30,125 square feet of rentable commercial space. The cost of our real estate portfolio was $1,118,653,400, exclusive of closing costs. At September 30, 2013, our portfolio was approximately 96% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third Quarter Real Estate Acquisitions
Arbors of Carrollton
On July 3, 2013, we acquired a fee simple interest in the Arbors of Carrollton located in Carrollton, Texas, for an aggregate purchase price of approximately $8,800,000, exclusive of closing costs. We financed the payment of the purchase price for the Arbors of Carrollton with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $6,247,500 from a financial institution.
Waterford on the Meadow
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
The Belmont
On July 26, 2013, we acquired a fee simple interest in the The Belmont located in Grand Prairie, Texas, for an aggregate purchase price of approximately $12,100,000, exclusive of closing costs. We financed the payment of the purchase price for the The Belmont with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $8,866,626 from a financial institution.
Meritage at Steiner Ranch
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
Tapestry Park Apartments
On August 13, 2013, we acquired a fee simple interest in the Tapestry Park Apartments located in Birmingham, Alabama, for an aggregate purchase price of approximately $32,400,000, exclusive of closing costs. We financed the payment of the purchase price for the Tapestry Park Apartments with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $23,100,000 from a financial institution.
Dawntree Apartments
On August 15, 2013, we acquired a fee simple interest in the Dawntree Apartments located in Carrollton, Texas, for an aggregate purchase price of approximately $24,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Dawntree Apartments with (1) proceeds from our initial public offering and (2) the assumption of a secured loan in the aggregate principal amount of $15,182,000 from a financial institution.
Stuart Hall Lofts
On August 27, 2013, we acquired a fee simple interest in the Stuart Hall Lofts located in Kansas City, Missouri, for an aggregate purchase price of approximately $16,850,000, exclusive of closing costs. We financed the payment of the purchase price for the Stuart Hall Lofts with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $12,407,000 from a financial institution.
BriceGrove Park Apartments
On August 29, 2013, we acquired a fee simple interest in the BriceGrove Park Apartments located in Canal Winchester, Ohio, for an aggregate purchase price of approximately $20,100,000, exclusive of closing costs. We financed the payment of the purchase price for the BriceGrove Park Apartments with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $14,985,000 from a financial institution.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third Quarter Real Estate Acquisitions (continued)
Retreat at Hamburg Place
On September 5, 2013, we acquired a fee simple interest in the Retreat at Hamburg Place located in Lexington, Kentucky, for an aggregate purchase price of approximately $16,300,000, exclusive of closing costs. We financed the payment of the purchase price for the Retreat at Hamburg Place with proceeds from our initial public offering.
Cantare at Indian Lake Village
On September 24, 2013, we acquired a fee simple interest in Cantare at Indian Lake Village located in Hendersonville, Tennessee, for an aggregate purchase price of approximately $29,000,000, exclusive of closing costs. We financed the payment of the purchase price for Cantare at Indian Lake Village with proceeds from our initial public offering.
Landing at Mansfield
On September 27, 2013, we acquired a fee simple interest in the Landing at Mansfield located in Mansfield, Texas, for an aggregate purchase price of approximately $30,900,000, exclusive of closing costs. We financed the payment of the purchase price for the Landing at Mansfield with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $22,750,000 from a financial institution.
The Heights Apartments
On September 30, 2013, we acquired a fee simple interest in The Heights Apartments located in Houston, Texas, for an aggregate purchase price of approximately $37,000,000, exclusive of closing costs. We financed the payment of the purchase price for The Heights Apartments with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $29,014,000 from a financial institution.
Recent Real Estate Acquisitions
Villas at Huffmeister
On October 10, 2013, we acquired a fee simple interest in the Villas at Huffmeister located in Houston, Texas, for an aggregate purchase price of approximately $37,600,000, exclusive of closing costs. We financed the payment of the purchase price for the Villas at Huffmeister with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $25,963,000 from a financial institution.
Villas at Kingwood
On October 10, 2013, we acquired a fee simple interest in the Villas at Kingwood located in Kingwood, Texas, for an aggregate purchase price of approximately $40,150,000, exclusive of closing costs. We financed the payment of the purchase price for the Villas at Kingwood with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $28,105,000 from a financial institution.
Waterford Place at Riata Ranch
On October 10, 2013, we acquired a fee simple interest in Waterford Place at Riata Ranch located in Cypress, Texas, for an aggregate purchase price of approximately $23,400,000, exclusive of closing costs. We financed the payment of the purchase price for Waterford Place at Riata Ranch with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $16,340,000 from a financial institution.
Carrington Place
On November 7, 2013, we acquired a fee simple interest in Carrington Place located in Houston, Texas, for an aggregate purchase price of approximately $32,900,000, exclusive of closing costs. We financed the payment of the purchase price for Carrington Place with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $22,376,000 from a financial institution.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Real Estate Acquisitions (continued)
Carrington at Champion Forest
On November 7, 2013, we acquired a fee simple interest in Carrington at Champion Forest located in Houston, Texas, for an aggregate purchase price of approximately $33,000,000, exclusive of closing costs. We financed the payment of the purchase price for Carrington at Champion Forest with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $22,959,000 from a financial institution.
Carrington Park
On November 7, 2013, we acquired a fee simple interest in Carrington Park located in Houston, Texas, for an aggregate purchase price of approximately $25,150,000, exclusive of closing costs. We financed the payment of the purchase price for Carrington at Champion Forest with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $17,717,000 from a financial institution.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2013 and December 31, 2012, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2012 and 2011.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The distributions paid during each of the last five fiscal quarters ended September 30, 2013, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By (Used In) Operating Activities
						Cash Flow From Operations	Offering Proceeds
			Cash	Reinvested	Total
Third Quarter 2012	$2,422,753	$0.177	$1,133,942	$830,430	$1,964,372	$—	$1,964,372	$(1,016,774)
Fourth Quarter 2012	3,710,684	0.181	1,943,113	1,434,332	3,377,445	—	3,377,445	(3,558,738)
First Quarter 2013	4,460,763	0.177	2,399,708	1,768,123	4,167,831	2,308,865	1,858,966	2,308,865
Second Quarter 2013	5,720,601	0.179	3,003,582	2,281,198	5,284,780	767,640	4,517,140	767,640
Third Quarter 2013	7,736,858	0.181	3,884,480	3,141,286	7,025,766	2,561,680	4,464,086	2,561,680
	$24,051,659	$0.895	$12,364,825	$9,455,369	$21,820,194	$5,638,185	$16,182,009	$1,062,673
For the three and nine months ended September 30, 2013, we paid aggregate distributions of $7,025,766 and $16,478,377, including $3,884,480 and $9,287,770 of distributions paid in cash and 322,845 and 739,014 shares of our common stock issued pursuant to our distribution reinvestment plan for $3,141,286 and $7,190,607, respectively. For the three and nine months ended September 30, 2013, our net loss was $14,707,104 and $31,045,120, we had negative funds from operations, or FFO, of $2,910,220 and $752,160 and net cash provided by operations of $2,561,680 and $5,638,185, respectively. For the three and nine months ended September 30, 2013, we funded $2,561,680 and $5,638,185 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and $4,464,086 and $10,840,192 with proceeds from our public offering. However, on a cumulative basis, as of September 30, 2013, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Over the long-term, we expect that our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our real estate and real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” and “Results of Operations” herein. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed cash flow from operations.
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million until the registration statement for our follow-on offering is declared effective by the SEC. If, during any calendar quarter prior to such date, the distributions we pay exceed our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of September 30, 2013, we had deferred $3,679,697 in fees payable to our advisor pursuant to the terms of the advisory agreement. We deferred $619,215 during the three months ended September 30, 2013 as adjusted funds from operations did not exceed the total distributions paid for the quarter.
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
Liquidity and Capital Resources
If we raise substantially less funds in our initial public offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us would be more likely to fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of the amount we are able to raise in our initial public offering. Our inability to continue to raise additional funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be 60% – 65% of the cost of our investments, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assets, though we may exceed this limit under certain circumstances. As of September 30, 2013, our borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of September 30, 2013, we owned 51 multifamily properties. During the nine months ended September 30, 2013, net cash provided by operating activities was $5,638,185 compared to net cash used in operating activities of $1,004,458 for the nine months ended September 30, 2012. The increase in net cash provided by operating activities is primarily due to the increase in net operating income from $10,260,240 for the nine months ended September 30, 2012 to $38,943,685 for the nine months ended September 30, 2013. We expect cash provided by operating activities to increase in future periods as we expand our property portfolio.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2013, net cash used in investing activities was $463,656,192 compared to net cash used in investing activities of $187,041,146 during the nine months ended September 30, 2012. The increase in net cash used in investing activities was primarily due to the acquisition of 21 multifamily properties during the nine months ended September 30, 2013, compared to 11 property acquisitions during the nine months ended September 30, 2012.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the nine months ended September 30, 2013, net cash provided by financing activities was $468,875,413 compared to net cash provided by financing activities of $196,830,385 during the nine months ended September 30, 2012. Net cash provided by financing activities during the nine months ended September 30, 2013 consisted of the following:

•
$231,448,148 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $25,523,439 and (2) the reimbursement of other offering costs to affiliates in the amount of $6,376,331;

•	$252,584,288 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $3,427,113 and principal payments of $4,207,599;

•	$869,253 of cash paid for the redemption of common stock;

•	$9,287,770 of net cash distributions, after giving effect to distributions reinvested by stockholders of $7,190,607; and

•	$5,000,000 of net principal payments on our credit facility with PNC.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 60% – 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds from our public offering. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2013, our aggregate borrowings were not in excess of 300% of the value of our net assets.

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
As of September 30, 2013, we had notes payable in the principal amount of $766,699,382. The following is a summary of our contractual obligations as of September 30, 2013:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$238,988,052	$7,097,014	$58,112,956	$56,532,700	$117,245,382
Principal payments on outstanding debt obligations(2)	766,699,382	1,864,488	23,147,361	49,536,013	692,151,520
Total	$1,005,687,434	$8,961,502	$81,260,317	$106,068,713	$809,396,902
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2013. We incurred interest expense of $7,015,217 and $15,869,427 during the three and nine months ended September 30, 2013, including amortization of deferred financing costs totaling $295,391 and $691,138, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of September 30, 2013, we owned 51 multifamily properties compared to owning only 19 multifamily properties at September 30, 2012. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2013 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our continuous initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
The following table summarizes the consolidated results of operations for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	Change $	Change %
Total revenues	$28,761,843	$8,617,549	$20,144,294	234%
Operating expenses	7,379,830	2,547,385	4,832,445	190%
Real estate taxes and insurance	4,356,209	1,026,023	3,330,186	325%
Fees to affiliates	9,722,514	2,790,393	6,932,121	248%
Depreciation and amortization	11,796,884	4,147,366	7,649,518	184%
Interest expense	7,015,217	1,800,346	5,214,871	290%
General and administrative expenses	1,025,724	730,332	295,392	40%
Acquisition costs	2,172,569	538,853	1,633,716	303%
Net loss	$(14,707,104)	$(4,963,149)	$(9,743,955)	196%

NOI(1)	$15,927,290	$4,682,014	$11,245,276	240%
FFO(2)	$(2,910,220)	$(815,783)	$(2,094,437)	(257)%
MFFO(2)	$6,406,549	$1,680,620	$4,725,929	281%
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the three months ended September 30, 2013, we had a net loss of $14,707,104 compared to a net loss of $4,963,149 for the three months ended September 30, 2012. The increase in net loss of $9,743,955 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $4,832,445, the increase in real estate taxes and insurance of $3,330,186, the increase in fees to affiliates of $6,932,121, the increase in depreciation and amortization expense of $7,649,518, the increase in interest expense of $5,214,871, the increase in general and administrative expenses of $295,392 and the increase in acquisition costs of $1,633,716, partially offset by the increase in total revenues of $20,144,294. The increase in these expenses was due primarily to the increase in our property portfolio from 19 properties at September 30, 2012 to 51 properties at September 30, 2013.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2013 were $28,761,843 compared to $8,617,549 for the three months ended September 30, 2012. The increase of $20,144,294 was primarily due to the fact that we owned 51 multifamily properties as of September 30, 2013 compared to 19 multifamily properties as of September 30, 2012. Additionally, our total units increased by 8,084 from 4,105 at September 30, 2012 to 12,189 at September 30, 2013. Average monthly rents increased from $802 as of September 30, 2012 to $924 as of September 30, 2013. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended September 30, 2013 were $7,379,830 compared to $2,547,385 for the three months ended September 30, 2012. The increase of $4,832,445 was primarily due to the fact that we operated 51 multifamily properties as of September 30, 2013 compared to 19 multifamily properties as of September 30, 2012. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2013 were $4,356,209 compared to $1,026,023 for the three months ended September 30, 2012. The increase of $3,330,186 was due to the acquisition of 32 multifamily properties since September 30, 2012 and the continuing operation of the properties owned as of September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2013 were $9,722,514 compared to $2,790,393 for the three months ended September 30, 2012. The increase of $6,932,121 was primarily due to acquisition fees of $6,685,425 earned by our advisor in connection with the acquisition of 12 multifamily properties with an aggregate purchase price of $330,550,000 during the three months ended September 30, 2013, compared to acquisition fees of $1,891,563 earned by our advisor in connection with the acquisition of five multifamily properties with an aggregate purchase price of $93,850,000 during the three months ended September 30, 2012. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the three months ended September 30, 2013 as a result of the growth of our property portfolio from $324,283,400 at September 30, 2012 to $1,118,653,400 at September 30, 2013. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2013 were $11,796,884 compared to $4,147,366 for the three months ended September 30, 2012. The increase of $7,649,518 was primarily due to the net increase in depreciable and amortizable assets of $723,670,919 since September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the three months ended September 30, 2013 was $7,015,217 compared to $1,800,346 for the three months ended September 30, 2012. The increase of $5,214,871 was primarily due to the net increase in the notes payable balance of $558,785,106 since September 30, 2012 due to financing incurred in connection with the acquisition of 32 multifamily properties since September 30, 2012. Included in interest expense is the amortization of deferred financing costs of $295,391 and $79,132 and amortization of loan premiums of $288,763 and $147,002 for the three months ended September 30, 2013 and 2012, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $730,408 for the three months ended September 30, 2013 and the unrealized loss on derivative instruments of $65,987 for the three months ended September 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended September 30, 2013 were $1,025,724 compared to $730,332 for the three months ended September 30, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended September 30, 2013 were $2,172,569 compared to $538,853 for the three months ended September 30, 2012. The increase in acquisition costs related primarily to our acquisition of 12 multifamily properties with an aggregate purchase price of $330,550,000 during the three months ended September 30, 2013 compared to the acquisition of five multifamily properties with an aggregate purchase price of $93,850,000 during the three months ended September 30, 2012. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012	Change $	Change %
Total revenues	$69,723,052	$18,465,004	$51,258,048	278%
Operating expenses	17,852,031	5,364,639	12,487,392	233%
Real estate taxes and insurance	10,270,695	2,159,130	8,111,565	376%
Fees to affiliates	18,459,436	6,928,656	11,530,780	166%
Depreciation and amortization	30,292,960	9,471,699	20,821,261	220%
Interest expense	15,869,427	3,887,837	11,981,590	308%
General and administrative expenses	2,730,664	2,094,725	635,939	30%
Acquisition costs	5,292,959	1,694,574	3,598,385	212%
Net loss	$(31,045,120)	$(13,136,256)	$(17,908,864)	136%

NOI(1)	$38,943,685	$10,260,240	$28,683,445	280%
FFO(2)	$(752,160)	$(3,664,557)	$2,912,397	79%
MFFO(2)	$15,308,755	$3,342,840	$11,965,915	358%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net loss
For the nine months ended September 30, 2013, we had a net loss of $31,045,120 compared to a net loss of $13,136,256 for the nine months ended September 30, 2012. The increase in net loss of $17,908,864 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $12,487,392, the increase in real estate taxes and insurance of $8,111,565, the increase in fees to affiliates of $11,530,780, the increase in depreciation and amortization expense of $20,821,261, the increase in interest expense of $11,981,590, the increase in general and administrative expenses of $635,939 and the increase in acquisition costs of $3,598,385, partially offset by the increase in total revenues of $51,258,048. The increase in these expenses was due primarily to the increase in our property portfolio from 19 properties at September 30, 2012 to 51 properties at September 30, 2013.
Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2013 were $69,723,052 compared to $18,465,004 for the nine months ended September 30, 2012. The increase of $51,258,048 was primarily due to the fact that we owned 51 multifamily properties as of September 30, 2013 compared to 19 multifamily properties as of September 30, 2012. Additionally, our total units increased by 8,084 from 4,105 at September 30, 2012 to 12,189 at September 30, 2013. Average monthly rents increased from $802 as of September 30, 2012 to $924 as of September 30, 2013. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the nine months ended September 30, 2013 were $17,852,031 compared to $5,364,639 for the nine months ended September 30, 2012. The increase of $12,487,392 was primarily due to the fact that we operated 51 multifamily properties as of September 30, 2013 compared to 19 multifamily properties as of September 30, 2012. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2013 were $10,270,695 compared to $2,159,130 for the nine months ended September 30, 2012. The increase of $8,111,565 was due to the acquisition of 32 multifamily properties since September 30, 2012 and the continuing operation of the properties owned as of September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2013 were $18,459,436 compared to $6,928,656 for the nine months ended September 30, 2012. The increase of $11,530,780 was primarily due to acquisition fees of $11,109,354 earned by our advisor in connection with the acquisition of 21 multifamily properties with an aggregate purchase price of $547,680,000 during the nine months ended September 30, 2013, compared to acquisition fees of $5,141,503 earned by our advisor in connection with the acquisition of 11 multifamily properties with an aggregate purchase price of $254,550,000 during the nine months ended September 30, 2012. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the nine months ended September 30, 2013 as a result of the growth of our property portfolio from $324,283,400 at September 30, 2012 to $1,118,653,400 at September 30, 2013. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2013 were $30,292,960 compared to $9,471,699 for the nine months ended September 30, 2012. The increase of $20,821,261 was primarily due to the net increase in depreciable and amortizable assets of $723,670,919 since September 30, 2012. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the nine months ended September 30, 2013 was $15,869,427 compared to $3,887,837 for the nine months ended September 30, 2012. The increase of $11,981,590 was primarily due to the net increases in the notes payable balance of $558,785,106 since September 30, 2012 due to financing incurred in connection with the acquisition of 32 multifamily properties since September 30, 2012. Included in interest expense is the amortization of deferred financing costs of $691,138 and $182,692 and amortization of loan premiums of $676,705 and $180,625 for the nine months ended September 30, 2013 and 2012, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $356,553 for the nine months ended September 30, 2013 and the unrealized loss on derivative instruments of $171,320 for the nine months ended September 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the nine months ended September 30, 2013 were $2,730,664 compared to $2,094,725 for the nine months ended September 30, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2013 were $5,292,959 compared to $1,694,574 for the nine months ended September 30, 2012. The increase in acquisition costs related primarily to our acquisition of 21 multifamily properties with an aggregate purchase price of $547,680,000 during the nine months ended September 30, 2013 compared to 11 acquisitions of multifamily properties with an aggregate purchase price of $254,550,000 during the nine months ended September 30, 2012. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2012. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2012. Our same store properties for the third quarter of 2012 and 2013 were the Lincoln Tower Apartments, Park Place Condominiums, Arbor Pointe Apartments, Clarion Park Apartments, Cooper Creek Village, Truman Farm Villas, Prairie Walk Apartments, EBT Lofts, Windsor on the River Apartments, Renaissance St. Andrews Apartments, Spring Creek of Edmond, Montclair Parc Apartments, Sonoma Grande Apartments and Estancia Apartments.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,
	2013	2012	Change $	Change %
Same-store properties:
Revenues	$8,012,339	$7,675,299	$337,040	4%
Operating expenses	3,562,994	3,562,493	501	—%
Net operating income	4,449,345	4,112,806	336,539	8%

Non-same-store properties:
Net operating income	11,477,945	569,208	10,908,737

Total net operating income(1)	$15,927,290	$4,682,014	$11,245,276
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended September 30, 2013 was $4,449,345 compared to $4,112,806 for the three months ended September 30, 2012. The 8% increase in same-store net operating income was primarily due to a 4% increase in same-store rental revenues.
Revenues
Same-store revenues for the three months ended September 30, 2013 were $8,012,339 compared to $7,675,299 for the three months ended September 30, 2012. The 4% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $801 to $825 coupled with the increase in same store occupancy from 92.2% as of September 30, 2012 to 94.2% as of September 30, 2013.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2013 were $3,562,994 compared to $3,562,493 for the three months ended September 30, 2012. The nominal increase in same-store operating expenses was primarily due to a one-time reclassification of $147,211 of certain operating expenses identified as capital assets during the three months ended September 30, 2013. The same-store operating expenses would have increased by $147,211, or 4%, and same-store NOI would have increased by 5% over the prior year period had the reclassification not been recorded.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(14,707,104)	$(4,963,149)	$(31,045,120)	$(13,136,256)
Fees to affiliates(1)	8,624,000	2,428,266	15,802,795	6,247,661
Depreciation and amortization	11,796,884	4,147,366	30,292,960	9,471,699
Interest expense	7,015,217	1,800,346	15,869,427	3,887,837
General and administrative expenses	1,025,724	730,332	2,730,664	2,094,725
Acquisition costs	2,172,569	538,853	5,292,959	1,694,574
Net operating income	$15,927,290	$4,682,014	$38,943,685	$10,260,240
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2013 excludes property management fees of $856,214 and $2,076,074 and other fees of $242,300 and $580,567, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2012 excludes property management fees of $270,683 and $589,551 that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2013	2012	2013	2012
Net loss	$(14,707,104)	$(4,963,149)	$(31,045,120)	$(13,136,256)
Depreciation of real estate assets	8,435,657	2,332,504	20,303,301	4,809,247
Amortization of lease-related costs	3,361,227	1,814,862	9,989,659	4,662,452
FFO	(2,910,220)	(815,783)	(752,160)	(3,664,557)
Acquisition fees and expenses(1)(2)	8,857,994	2,430,416	16,402,313	6,836,077
Unrealized loss on derivative instruments	730,408	65,987	356,553	171,320
Accretion of below-market leases	(271,633)	—	(697,951)	—
MFFO	$6,406,549	$1,680,620	$15,308,755	$3,342,840
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2013 includes acquisition fees of $6,685,425 and $11,109,354 and acquisition fees of $1,891,563 and $5,141,503 for the three and nine months ended September 30, 2012, respectively, that are recorded in fees to affiliates in the accompanying statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2013 also includes acquisition

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenses of $2,172,569 and $5,292,959 and acquisition expenses of $538,853 and $1,694,574 for the three and nine months ended September 30, 2012, respectively that are recorded in acquisition costs in the accompanying statements of operations.
Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended September 30, 2013, we deferred $619,215 of acquisition and investment management fees earned during the three months ended September 30, 2013. Acquisition fees and investment management fees of $2,679,373 and $0, respectively, are due and payable as of September 30, 2013 and are included in due to affiliates, net, in the accompanying consolidated balance sheet.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2013, the fair value of our fixed rate debt was $469,796,393 and the carrying value of our fixed rate debt was $488,608,333. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $278,091,049 of variable rate debt outstanding. Based on interest rates as of September 30, 2013, if interest rates were 100 basis points higher during the 12 months ending September 30, 2014, interest expense on our variable rate debt would increase by $2,819,821 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2014, interest expense on the variable rate debt would decrease by $482,401.
At September 30, 2013, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.28% and 2.72%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2013 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2013 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2013, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of September 30, 2013 were not in excess of the capped rates. See also Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 27, 2013 and in Part II, Item 1A set forth in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and nine months ended September 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on July 19, 2010. We are offering up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. Prior to commencing our initial public offering, we raised $5,844,325 in gross offering proceeds in a private offering. As of September 30, 2013, we had sold 49,640,608 shares of our common stock, including 1,132,232 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $500,716,624 in the private offering and public offering.
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
From inception through September 30, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$46,350,721	Actual	9.58%
Other organization and offering costs	19,532,608	Actual	4.04%
Total expenses	$65,883,329
Total public offering proceeds (excluding DRP proceeds)	$483,912,506	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	13.61%	Actual	13.61%
From the commencement of our initial public offering through September 30, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $428,988,970 including net offering proceeds from our distribution reinvestment plan of $10,959,793. For the period from inception through September 30, 2013, the ratio of the cost of raising capital was approximately 13.61%.
We intend to use substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our

PART II—OTHER INFORMATION (continued)

focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2013, we had invested in 51 multifamily properties for a total purchase price of $1,118,653,400. These property acquisitions were funded from proceeds of our offerings and $756,160,753 in secured financings.
During the three months ended September 30, 2013, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2013	14,119	28,911	$9.48	(3)
August 2013	19,449	1,340	9.22	(3)
September 2013	22,774	—		(3)
	56,342	30,251
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. The 56,342 shares for which redemption requests were submitted during the three months ended September 30, 2013 will be redeemed in the fourth quarter of 2013 in accordance with our share repurchase plan. The 30,251 shares redeemed in the three months ended September 30, 2013 were requested in the prior (second) quarter of 2013.

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

4.2
Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

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

Steadfast Income REIT, Inc.
Date:	November 14, 2013	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 14, 2013	By:	/s/ Kevin J. Keating
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

4.2
Steadfast Income REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-11 (No. 333-160748)).

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