Form 10-K
period 2013-12-31
Steadfast Income REIT, Inc.
filed 2014-03-27
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. The registrant conducted an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.24 per share, with discounts available for certain categories of purchasers. The registrant terminated its ongoing initial public offering on December 20, 2013. There were approximately 36,907,866 shares of common stock held by non-affiliates at June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 21, 2014, there were 74,664,182 shares of the Registrant’s common stock issued and outstanding.

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
 The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on August 11, 2010;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to effectively deploy the remaining proceeds raised in our public offering of common stock, which terminated on December 20, 2013;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to continue to successfully identify and acquire real estate and real estate-related assets on terms that are favorable to us;

•	our ability to secure resident leases at favorable rental rates;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this annual report. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk

i

Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

ii

PART I

ITEM 1.	BUSINESS
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the remaining net proceeds from our initial public offering, which terminated on December 20, 2013 (as further described below), to continue to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2013, we owned 63 multifamily properties comprised of a total of 15,859 apartment homes and 30,125 square feet of rentable commercial space. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On July 19, 2010, we commenced our initial public offering pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission, or the SEC, registering the offer and sale of up to 150,000,000 shares of common stock at an initial price of $10.00 per share (subject to certain discounts). We also initially offered up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $9.50 per share. On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our ongoing public offering increased from the initial price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to the distribution reinvestment plan increased from the initial price of $9.50 per share to a price of $9.73 per share, or 95% of the new public offering price of $10.24 per share. Effective September 10, 2012, our board of directors increased the amount of distributions paid on each share of our common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new public offering price of $10.24 per share.
On December 20, 2013, we terminated our initial public offering. Upon termination of our initial public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. On January 3, 2014, we filed a registration statement with the SEC to offer up to 12,000,000 shares of common stock to existing shareholders pursuant to the distribution reinvestment plan. Our board of directors may, in its sole discretion, change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325.
We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We retained Steadfast Capital Markets Group, LLC, or the dealer manager, our affiliate, to serve as the dealer manager for our initial public offering. The dealer manager was responsible for marketing our shares of common stock being offered pursuant to our initial public offering. The advisor, along with the dealer manager, also provides marketing, investor relations and other administrative services on our behalf.

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

(3)
Crossroads Capital Group, LLC owns a 25% interest in our sponsor and Steadfast REIT Holdings, LLC, or Steadfast Holdings, owns a 75% interest in our sponsor. For additional information on the ownership of our sponsor, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our Relationships with our Advisor and our Sponsor.”

Objectives and Strategies
Our primary investment objectives are to:

•	preserve, protect and return invested capital;

•	pay attractive and stable cash distributions to stockholders; and

•	realize capital appreciation in the value of our investments over the long term.
We intend to use the remaining net proceeds of our initial public offering to continue to invest in a diverse portfolio of real estate investments located throughout the United States, primarily in the multifamily sector. We seek to acquire and actively manage stabilized and income-producing properties, with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. We may make these investments directly or through joint ventures, in each case provided that the underlying real estate or real estate-related asset generally meets our criteria for direct investment.
2013 Highlights
During 2013, we:

•
acquired 33 multifamily properties for an aggregate purchase price of $945,680,000, exclusive of closing costs, increasing our property portfolio to 63 multifamily properties with an aggregate purchase price of $1,516,653,400;

•
paid cash distributions of $14,302,663 and distributed $11,628,045 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 7.0% annualized distribution to our stockholders; and

•	issued 51,363,997 shares in our initial public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $523,062,048.

Our Real Estate Portfolio
As of December 31, 2013, we owned the 63 multifamily properties described below.

	Property Name	City and State	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(2)
1	Lincoln Tower Apartments(3)	Springfield, Illinois	190	93.7%	$893	8/11/2010	$9,500,000	$8,434,054	9.7%
2	Park Place Condominiums	Des Moines, Iowa	151	92.7%	891	12/22/2010	8,323,400	4,938,136	8.5%
3	Arbor Pointe Apartments(4)	Louisville, Kentucky	130	93.1%	733	5/5/2011	6,500,000	5,006,199	8.6%
4	Clarion Park Apartments(4)	Olathe, Kansas	220	97.3%	721	6/28/2011	11,215,000	8,632,301	8.1%
5	Cooper Creek Village	Louisville, Kentucky	123	91.9%	945	8/24/2011	10,420,000	6,624,725	7.4%
6	Truman Farm Villas(5)	Grandview, Missouri	200	94.5%	676	12/22/2011	9,100,000	3,899,807	8.4%
7	Prairie Walk Apartments	Kansas City, Missouri	128	95.3%	634	12/22/2011	6,100,000	5,818,457	7.9%
8	EBT Lofts	Kansas City, Missouri	102	98.0%	900	12/30/2011	8,575,000	5,499,432	7.4%
9	Windsor on the River	Cedar Rapids, Iowa	424	92.0%	704	1/26/2012	33,000,000	23,500,000	7.0%
10	Renaissance St. Andrews	Louisville, Kentucky	216	93.5%	684	2/17/2012	12,500,000	9,084,000	7.2%
11	Spring Creek of Edmond	Edmond, Oklahoma	252	96.4%	872	3/9/2012	19,350,000	13,912,669	7.6%
12	Montclair Parc Apartments	Oklahoma City, Oklahoma	360	88.6%	937	4/26/2012	35,750,000	24,305,671	7.0%
13	Sonoma Grande Apartments	Tulsa, Oklahoma	336	91.4%	956	5/24/2012	32,200,000	22,540,000	7.1%
14	Estancia Apartments	Tulsa, Oklahoma	294	90.5%	964	6/29/2012	27,900,000	21,844,621	7.2%
15	Montelena Apartments	Round Rock, Texas	232	89.7%	949	7/13/2012	18,350,000	12,614,683	6.9%
16	Valley Farms Apartments	Louisville, Kentucky	160	93.8%	874	8/30/2012	15,100,000	10,244,494	6.8%
17	Hilliard Park Apartments	Columbus, Ohio	201	94.0%	999	9/11/2012	19,800,000	13,818,616	6.7%
18	Sycamore Terrace Apartments	Terre Haute, Indiana	178	96.6%	1,038	9/20/2012	16,500,000	—	7.8%
19	Hilliard Summit Apartments	Columbus, Ohio	208	92.3%	1,106	9/28/2012	24,100,000	16,749,262	6.6%
20	Springmarc Apartments	San Marcos, Texas	240	96.7%	894	10/19/2012	21,850,000	15,446,452	6.7%
21	Renaissance at St. Andrews Condominiums	Louisville, Kentucky	29	96.6%	677	10/31/2012	1,375,000	—	8.3%
22	Ashley Oaks Apartments	San Antonio, Texas	462	80.7%	792	11/29/2012	30,790,000	21,680,010	6.8%
23	Arrowhead Apartments	Palatine, Illinois	200	91.5%	1,023	11/30/2012	16,750,000	12,562,000	7.0%
24	The Moorings Apartments	Roselle, Illinois	216	94.4%	1,036	11/30/2012	20,250,000	15,187,000	6.9%
25	Forty-57 Apartments	Lexington, Kentucky	436	95.2%	867	12/20/2012	52,500,000	38,500,000	6.0%

	Property Name	City and State	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(2)
26	Keystone Farms Apartments	Nashville, Tennessee	90	98.9%	997	12/28/2012	8,400,000	6,200,000	6.9%
27	Riverford Crossing Apartments	Frankfort, Kentucky	300	90.0%	839	12/28/2012	30,000,000	21,900,000	6.7%
28	South Pointe at Valley Farms(6)	Louisville, Kentucky	32	100.0%	1,018	12/28/2012	5,275,000	—	8.7%
29	Montecito Apartments	Austin, Texas	268	98.1%	827	12/31/2012	19,000,000	14,250,000	7.3%
30	Hilliard Grand Apartments	Dublin, Ohio	314	88.5%	1,245	12/31/2012	40,500,000	29,050,224	7.0%
31	The Hills at Fair Oaks	Fair Oaks Ranch, TX	288	90.6%	979	1/31/2013	34,560,000	24,767,000	6.0%
32	Library Lofts East(7)	Kansas City, MO	118	97.5%	915	2/28/2013	12,750,000	9,113,640	7.3%
33	The Trails at Buda Ranch	Buda, TX	264	89.8%	906	3/28/2013	23,000,000	17,030,000	6.0%
34	Deep Deuce at Bricktown	Oklahoma City, OK	294	84.7%	1,227	3/28/2013	38,220,000	27,382,987	7.0%
35	Deer Valley Apartments	Lake Bluff, IL	224	91.1%	1,243	4/30/2013	28,600,000	20,875,000	6.0%
36	Grayson Ridge	North Richland Hills, TX	240	95.8%	712	5/31/2013	14,300,000	10,725,000	6.3%
37	Rosemont at Olmos Park	San Antonio, TX	144	87.5%	1,325	5/31/2013	22,050,000	15,100,000	5.6%
38	Retreat at Quail North	Oklahoma City, OK	240	90.0%	994	6/12/2013	25,250,000	17,190,827	7.2%
39	The Lodge at Trails Edge	Indianapolis, IN	268	97.8%	705	6/18/2013	18,400,000	12,901,587	7.2%
40	Arbors at Carrollton	Carrollton, TX	131	94.7%	817	7/3/2013	8,800,000	6,382,095	7.1%
41	Waterford on the Meadow	Plano, TX	350	91.7%	808	7/3/2013	23,100,000	16,916,185	7.5%
42	The Belmont	Grand Prairie, TX	260	93.1%	715	7/26/2013	12,100,000	9,498,460	8.2%
43	Meritage at Steiner Ranch	Austin, TX	502	84.5%	1,396	8/6/2013	80,000,000	55,500,000	5.5%
44	Tapestry Park Apartments	Birmingham, AL	223	97.8%	1,213	8/13/2013	32,400,000	23,100,000	6.3%
45	Dawntree Apartments	Carrollton, TX	400	96.3%	752	8/15/2013	24,000,000	16,022,763	7.7%
46	Stuart Hall Lofts(8)	Kansas City, MO	115	93.9%	1,188	8/27/2013	16,850,000	12,407,000	6.6%
47	BriceGrove Park Apartments	Canal Winchester, OH	240	90.0%	855	8/29/2013	20,100,000	14,985,000	6.6%
48	Retreat at Hamburg Place	Lexington, KY	150	94.0%	978	9/5/2013	16,300,000	—	6.8%
49	Cantare at Indian Lake Village	Hendersonville, TN	206	96.6%	1,058	9/24/2013	29,000,000	—	6.1%
50	Landing at Mansfield	Mansfield, TX	336	93.8%	895	9/27/2013	30,900,000	22,750,000	6.1%
51	The Heights Apartments	Houston, TX	504	94.4%	894	9/30/2013	37,000,000	29,014,000	7.3%
52	Villas at Huffmeister	Houston, TX	294	95.2%	1,135	10/10/2013	37,600,000	25,963,000	5.9%
53	Villas at Kingwood	Kingwood, TX	330	91.2%	1,140	10/10/2013	40,150,000	28,105,000	6.2%

	Property Name	City and State	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(2)
54	Waterford Place at Riata Ranch	Cypress, TX	228	94.3%	1,047	10/10/2013	23,400,000	16,340,000	6.0%
55	Carrington Place	Houston, TX	324	91.7%	1,005	11/7/2013	32,900,000	22,376,000	5.9%
56	Carrington at Champion Forest	Houston, TX	284	93.0%	1,025	11/7/2013	33,000,000	22,959,000	6.2%
57	Carrington Park	Cypress, TX	232	91.8%	1,078	11/7/2013	25,150,000	17,717,000	5.9%
58	Willow Crossing	Elk Grove, IL	579	95.5%	951	11/20/2013	58,000,000	43,500,000	6.3%
59	Echo at Katy Ranch(9)	Katy, TX	260	(9)	1,349	12/19/2013	35,100,000	—	6.1%
60	Heritage Grand at Sienna Plantation	Missouri City, TX	240	93.8%	1,175	12/20/2013	27,000,000	16,845,443	6.3%
61	Audubon Park	Nashville, TN	256	92.2%	823	12/27/2013	16,750,000	11,760,000	6.6%
62	Mallard Crossing	Cincinnati, OH	350	87.4%	1,016	12/27/2013	39,800,000	27,860,000	6.6%
63	Renaissance at Carol Stream	Carol Stream, IL	293	95.9%	966	12/31/2013	29,150,000	—	6.5%
			15,859	92.4%	$952		$1,516,653,400	$987,329,800	6.6%
________________

(1)
Average monthly rent is based upon the amount of rents charged to tenants. As of December 31, 2013, the average effective rental income of our property portfolio was $863 after considering the effect of vacancies, concessions and write-offs.

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

(3)
The Lincoln Tower Apartments also contains approximately 8,995 rentable square feet of commercial space. As of December 31, 2013, the commercial space at the Lincoln Tower Apartments, which represents approximately 5.1% of the rentable square feet of the Lincoln Tower Apartments, was approximately 98.3% occupied by nine tenants with average remaining lease terms of approximately 1.43 years. The lease terms of the nine tenants occupying the commercial space expire between 2014 and 2016, subject to tenant extension options. The tenants of the commercial space are nonprofit, educational and consulting companies and pay an average annual rent of approximately $15,301, or approximately $15.57 per square foot. In addition, there are two leases relating to cell towers located on the Lincoln Tower Apartments. These leases have approximately 9.31 years remaining and collectively generate approximately $44,460 per year in rent.

(4)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(5)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(6)
South Pointe at Valley Farms also includes one clubhouse building/leasing office and improved land that is zoned and entitled for an additional 224 apartment homes. The noted capitalization rate for this property solely applies to the operating units and existing structures.

(7)
The Library Lofts property also contains 16,680 rentable square feet of commercial space. As of December 31, 2013, the commercial space at the Library Lofts property, which represents approximately 14.1% of the rentable square feet of the Library Lofts property, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2018, subject to tenant extension options. The tenant pays an average annual rent of approximately $187,680, or approximately $11.25 per square foot.

(8)
The Stuart Hall Lofts also contains 4,450 rentable square feet of commercial space. As of December 31, 2013, the commercial space at the Stuart Hall property, which represents approximately 3.1% of the rentable square feet of the Stuart Hall property, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2014. The tenant pays an average annual rent of approximately $64,524, or approximately $14.50 per square foot.

(9)
The Echo at Katy Ranch, or the Katy Ranch Property, was constructed in 2013 and is currently in the lease-up phase of operations. As of December 31, 2013, the property was 65.8% occupied; however, such occupancy is not reflective of the stabilized occupancy. Accordingly, the occupancy for this property was excluded from the total average occupancy disclosed in the preceding table. In connection with the acquisition of the Katy Ranch Property, the sellers agreed to guarantee minimum net monthly collections of $316,257 for six months from the date of purchase up to a maximum of $565,051.

At December 31, 2013, our portfolio was approximately 92.4% occupied and the average monthly rent per leased multifamily home in our portfolio was $952. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 2.84 years.
We plan to invest up to $35 million through 2015 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
The following information generally applies to all our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	except as noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties; and

•	our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.
Borrowing Policy
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition, development or renovation of our properties and our real estate-related assets. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the aggregate cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds from our public offering. Under our Second Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2013, our borrowings were not in excess of 300% of the value of our net assets.
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
We may also compete with Steadfast Apartment REIT, Inc., or Steadfast Apartment REIT, a non-traded REIT sponsored by our sponsor that has recently commenced its initial public offering and has a similar investment strategy as us. However, we expect any competition with Steadfast Apartment REIT for property acquisitions to be limited as Steadfast Apartment REIT has just commenced its capital raise.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
From inception through December 31, 2013, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2013, we incurred a net loss of $84,652,375. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It may therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that stockholders may sell to us each quarter. Our board of directors may amend, suspend, or terminate our share repurchase plan upon 30 days notice. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you must be prepared to hold your shares for an indefinite period of time.

We have paid all of our distributions to date from the proceeds of our public offering and expect in the future that we may not pay distributions solely from cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments, the overall returns to our stockholders may be reduced and subsequent stockholders will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). From inception through the date of this prospectus, all distributions paid to our stockholders were funded from offering proceeds from our public offering. To the extent we fund distributions from the net proceeds of our public offering, we will have less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations, the overall returns to our stockholders may be reduced and subsequent investors will experience dilution. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
We may also fund such distributions from advances from our advisor or sponsor. Our obligation to pay all fees due to the advisor from us pursuant to the advisory agreement was deferred during the offering period to provide additional funds to support the payment of distributions to our stockholders to the extent that the distributions we paid during any calendar quarter exceeded our adjusted funds from operations (as defined in the advisory agreement) for such calendar quarter up to an amount equal to 7.0% cumulative non-compounded annual return on stockholders invested capital, pro-rated for such quarter. As of December 31, 2013, we had deferred up to the $5 million limit of fees due to our advisor as set forth in our advisory agreement.
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
United States and global financial markets have experienced extreme volatility and disruption in recent years. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of real properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
Recently enacted and potential financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the United States financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. To date, many of the details and much of the impact of the Dodd-Frank Act is not known, and may not be known for some time. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2013, of our $1,516,653,400 of real estate assets, 43.1% was located in Texas, including 19.2% located in the Houston metropolitan area, 10.7% located in the Austin metropolitan area, 7.5% located in the Dallas/Fort Worth metropolitan area and 5.8% located in the San Antonio metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.
Our securities, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
Recently, FINRA has initiated investigations of broker-dealers with respect to the sales practices related to the sale of shares of non-traded REITS. These proceedings have resulted in increased regulatory scrutiny from the SEC regarding non-traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in the future. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting our management.
FINRA has also recently proposed changes to rules relating to information required to be included on customer account statements by registered broker dealers. In order to assist broker dealers in complying with the proposed rules, we would be required to obtain independent valuations of our assets to determine an estimated per share value of our common stock more frequently than under current regulations. Compliance with these new rules and future rule changes by FINRA could increase our operating expenses which could have an adverse effect on our results of operations.
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
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of March 31, 2013. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since March 31, 2012), developments related to individual assets and changes in the real estate and capital markets.
The actual value of shares that we repurchase under our share repurchase plan may be substantially less than what we pay.
Under our share repurchase plan, shares currently may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder's death or disability. The current maximum price that may be paid under our share repurchase plan is $10.24 per share, which was the most recent offering price of our shares of common stock in our initial public offering (ignoring purchase price discounts for certain categories of purchasers). This reported value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, if we repurchase shares of our common stock at $10.24 per share, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold our shares for an indefinite period of time.
In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a “liquidity event,” that may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. Our board of directors has determined that it will evaluate whether to pursue a possible liquidity event no later than January 1, 2015. If we have not determined to pursue a liquidity event by December 31, 2016, our charter requires that we either (1) seek stockholder approval of our liquidation or (2) postpone presenting the liquidation decision to our stockholders if a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders. If a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders, our charter requires our board of directors to reconsider whether to seek stockholder approval of our liquidation at least annually. Further postponement of a liquidity event or stockholder action regarding liquidation would only be permitted if a majority of our board of directors, including a majority of the independent directors, again determined that liquidation would not be in the best interests of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to consummate our liquidation and would not require our board of directors to reconsider whether to seek stockholder approval of our liquidation, and we could continue to operate as before. If, however, we sought and obtained stockholder approval of a liquidation, we would begin an orderly sale of our assets. Because our charter does not require us to pursue a liquidity event by a specified date, you should be prepared to hold our shares for an indefinite period of time.
Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in our stockholders not receiving a full return of their invested capital.
Because a portion of the offering proceeds from the sale of our shares and cash flow generated from our operations has been and will continue to be used to pay fees and expenses to our advisor and its affiliates, the amount of cash available for investments in real properties and real estate-related assets will be reduced. As a result, stockholders will only receive a full return of their invested capital if we either: (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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
Our share repurchase plan may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares. Prior to the first determination of our estimated value per share following the completion of our offering stage, we will repurchase shares of our common stock pursuant to our share repurchase plan at a discount from the purchase price based upon how long such shares have been held. Notwithstanding the foregoing, following the first determination of our estimated value per share following the completion of our offering stage, shares of our common stock will be repurchased at a price equal to a price based upon our estimated value per share as of our most recent appraisal.
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
The failure of large United States financial institutions in 2009 and the resulting turmoil in the United States financial sector has had a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening of the credit markets may limit our ability to finance the acquisition of properties and other real estate-related assets on favorable terms, if at all, and may result in increased financing costs or financing with increasingly restrictive covenants.
Additionally, decreasing home prices and mortgage defaults may again result in uncertainty in the real estate and real estate securities and debt markets. Until recently, the market for new issuances of commercial mortgage-backed securities, or CMBS, had been significantly reduced as a result of the recent turmoil in the financial markets and banks generally are providing limited debt financing with more stringent conditions for investments in real estate-related assets. As a result, the valuation of real estate-related assets has been volatile and is likely to continue to be volatile in the future. The volatility in markets may make it more difficult for us to obtain adequate financing or realize gains on our investments which could have an adverse effect on our business and our results of operations.
We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate may be adversely affected.
The net proceeds of our initial public offering have been and will continue to be used primarily for investments in real properties and real estate-related assets. To date, we have not had sufficient funds from operations to cover all of our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

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
We grant stock-based awards to our directors and may in the future grant such awards to our advisor's employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.
We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, our advisor's employees and consultants selected by our board of directors for participation in the plan. As of December 31, 2013, we have issued an aggregate of 50,625 shares of restricted stock to our independent directors pursuant to this plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.
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
We may change our targeted investments and investment guidelines without stockholder consent.
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you.
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
We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.
In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, the SEC or its staff could take action that results in our or our subsidiary's failure to maintain an exception or exemption from the Investment Company Act.
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
To ensure that neither we, our operating partnership or any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
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
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. For example, on December 30, 2013, Steadfast Apartment REIT, a non-listed REIT sponsored by our sponsor, commenced its initial public offering of up to $1,100,000,000 in shares of common stock. As a result, the time and resources our sponsor and its affiliates could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us and our advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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
Risks Related To Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
Our investments in real properties will be subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or real estate market conditions;

•	changes in supply of or demand for similar properties in an area;

•	increased competition for real property investments targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	changes in interest rates and availability of financing;

•	changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•	competition from residential buildings;

•	the inability or unwillingness of residents to pay rent increases;

•	changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

•	the severe curtailment of liquidity for certain real estate-related assets; and

•	rent restrictions due to government program requirements.
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
A concentration of our investments in the apartment community sector may leave our profitability vulnerable to a downturn or slowdown in the sector.
Our property portfolio is comprised solely of multifamily properties. As a result, we will be subject to risks inherent in investments in a single type of property. Because our investments are in the apartment community sector, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment community sector could be more pronounced than if we had more fully diversified our investments.
We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Substantial non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants' inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants' ability to make lease payments. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders' investment to decline.
We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.
When residents do not renew their leases or otherwise vacate their apartment homes, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment homes. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.
Real property that experiences significant vacancy could be difficult to sell or re-lease.
A real property may experience a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of the real properties we acquire may have some level of vacancy at the time of closing of our acquisition of the property. Certain other real properties may not be specifically suited to the particular needs of a tenant and may become vacant. There can be no assurances that we will have the funds available to correct defects or make capital improvements necessary to attract replacement tenants. As a result, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.
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
The apartment sector is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting residents to their properties. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.

Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment homes or increase or maintain rents.
Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
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
We may acquire apartment communities in locations which experience increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

•	make it more difficult for us to find residents to lease apartment homes in our apartment communities;

•	force us to lower our rental prices in order to lease apartment homes in our apartment communities; and/or

•	substantially reduce our revenues and cash available for distribution to our stockholders.
Our leases with commercial tenants at some of our properties are short-term leases, which may result in increased operating expenses if those tenants vacate their space and we are forced to locate new tenants.
A portion of our portfolio of real property investments is comprised of properties with commercial tenants. The leases for these commercial tenants are short-term leases, ranging from one to five year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term commercial leases at our properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.
Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. While certain of our leases, such as leases at our multifamily properties, will generally provide that we are responsible for the property taxes, or increases therein, our commercial leases may provide that such taxes are charged to the lessees as an expense related to the real properties that they occupy. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

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
To the extent we invest in age-restricted communities, any such properties must comply with the FHA and the HOPA. The FHA generally prohibits age-based housing discrimination; however certain exceptions exist for housing developments that qualify as housing for older persons. HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, HOPA requires (1) all residents of such developments to be at least 62 years of age or (2) that at least 80% of the occupied apartment homes are occupied by at least one person who is at least 55 years of age and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development, or HUD, for verification of occupancy. In addition, certain states require that age-restricted communities register with the state. Noncompliance with the FHA, HOPA or state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation, all of which would reduce the amount of cash available for distribution to our stockholders.
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
If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate, including those associated with the financial condition of the tenants leasing the underlying real properties and expenditures associated with the early termination or non-renewal of a lease, such as tenant improvement costs and leasing commissions. The borrower may also be subject to tenant roll concentration, in which there are significant leases that terminate in a given year and increase the uncertainty of the future cash flow of the property to the borrower and ultimately to us as the holder of the mortgage in the event the borrower defaults. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties decrease, our risk will increase because of the lower value of the security associated with such loans.
Real estate loans in which we may invest will be secured by multifamily or commercial properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances. Any of these events could have an adverse effect on the operations of the underlying property and ability of a borrower to repay the loan.
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
Certain of the real estate-related assets that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase would be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.
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
A portion of the real estate-related assets in which we may invest may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement. Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies. If we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.
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
Risks Associated With Debt Financing
We will incur mortgage indebtedness and other borrowings which increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.
We financed a portion of the purchase price of our real properties by borrowing funds. In addition, we have entered into a $20 million credit facility with PNC Bank, National Association. We may continue to incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.
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
Interest we pay on our debt obligations reduces our cash available for distributions. Utilization of variable rate debt, combined with increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.
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
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
As of December 31, 2013, we owned 63 multifamily properties, consisting of an aggregate of 15,859 multifamily homes and 30,125 square feet of rentable office space. The total cost of our real estate portfolio as of December 31, 2013 was $1,516,653,400, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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
Stockholder Information
As of March 21, 2014, we had approximately 74.7 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participated in our initial public offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor estimated the value of our common stock at $10.24 per share as of December 31, 2013. The basis for this valuation is the fact that the public offering price for our shares of common stock in our public offering was $10.24 per share at the termination of our public offering on December 20, 2013.
Although this estimated value represents the most recent price at which most investors were willing to purchase shares in our public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets as of December 31, 2013, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; (4) the estimated value does not take into account fees and expenses we pay with respect to our operations; and (5) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
We intend to provide an estimated per share value of our common stock in our next annual report. Due to recently proposed FINRA regulations and the fact that we continue to deploy proceeds from our initial public offering for acquisitions, we believe determining an estimated per share value of our common stock after we have completed our acquisition stage would be a more reliable measure. Moreover, due to the success of our capital raising efforts in 2013, we acquired a large portion of our property portfolio (approximately 48.0% as of December 31, 2013) during the second half of 2013. By determining an estimated per share value as of December 31, 2014, we will have the opportunity to stabilize these properties as we will have held most of them for at least one year. Going forward, we intend to provide an estimated per share value in accordance with the revised FINRA rules and regulations for members relating to customer account statements, which are expected to become effective this year.
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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2013. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2013, 2012 and 2011 and the period from August 12, 2010 through December 31, 2010, aggregated by quarter, are as follows:

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$4,460,763	$5,720,601	$7,736,858	$10,727,539	$28,645,761
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,004,618	$1,498,103	$2,422,753	$3,710,684	$8,636,158
Total Per Share Distribution	$0.174	$0.174	$0.177	$0.181	$0.706
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$230,428	$314,620	$442,789	$653,008	$1,640,845
Total Per Share Distribution	$0.174	$0.174	$0.176	$0.176	$0.700
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2010
	For the period from August 12, 2010 through September 30, 2010	4th Quarter	Total
Total distributions declared	$63,588	$166,814	$230,402
Total per share distribution	$0.096	$0.176	$0.272
Annualized rate based on Purchase Price	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2013 and 2012 was as follows:

Ordinary income	—%
Return of capital	100%
Total	100%
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
In order to provide additional funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement was deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we paid exceeded our funds from operations (as defined by NAREIT), plus (1) any acquisition expenses and acquisition fees expensed by us that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating, non-cash charges incurred by us, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the advisory agreement as “adjusted funds from operations,” the payment of fees we were obligated to pay our advisor were deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to cash distributions equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of this calculation, if our adjusted funds from operations is negative, adjusted funds from operations shall be deemed to be zero. As of December 31, 2013, we had deferred $5,000,000 in fees payable to our advisor pursuant to the terms of our advisory agreement. “Adjusted funds from operations” is equivalent to modified funds from operations described herein. For a discussion of how we calculate funds from operations and modified funds from operations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds from Operations.”
We are only obligated to reimburse our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations for the period beginning on the date of the commencement of our private offering through the date of any such reimbursement exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such reimbursement or (2) cash distributions equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of our initial public offering through the date of such reimbursement. Our obligation to pay the deferred fees will survive the termination of the advisory agreement and will continue to be subject to the repayment conditions above. No interest will accrue on the fees deferred by our advisor.
Unregistered Sales of Equity Securities
On August 8, 2012, we granted 2,500 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with their reelection to our board of directors at our annual meeting of stockholders. On October 1, 2012, we granted 5,000 shares of restricted common stock to each of our two new independent directors pursuant to our independent directors’ compensation plan in connection with their initial election to the board of directors. On August 9, 2013, we granted 2,500 shares of restricted common stock to each of our four independent directors pursuant to our independent directors’ compensation plan in connection with their reelection to our board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We offered up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. We initially offered shares of our common stock to the public in our primary offering at a price of $10.00 per share and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock to the public in our primary offering increased from a price of $10.00 per share to a price of $10.24 per share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share. Our initial public offering terminated on December 20, 2013. As of December 31, 2013, we had sold 73,608,337 shares of our common stock in our public offering for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232.
As of December 31, 2013, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/ Actual
Selling commissions and dealer manager fees	$69,841,541	Actual
Other organization and offering costs	23,802,946	Actual
Total expenses	$93,644,487	Actual
Total public offering proceeds (excluding distribution reinvestment plan proceeds)	$729,992,516	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	12.8%	Actual
From the commencement of our initial public offering through December 31, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $651,745,261, including net offering proceeds from our distribution reinvestment plan of $15,397,232. For the year ended December 31, 2013, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.8%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2013, we had invested in 63 multifamily properties for a total purchase price of $1,516,653,400. These property acquisitions were funded from proceeds of our offerings and $989,586,196 in secured financings.
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
We are not obligated to repurchase shares of our common stock under the share repurchase plan. We presently intend to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to our distribution reinvestment plan, and in no event shall redemptions under the share repurchase plan exceed 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of our common stock.
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

During the quarter ending December 31, 2013, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2013	11,538	38,396	$9.82	(2)
November 2013	18,157	—	$—	(2)
December 2013(3)	3,300	—	$—	(2)
	32,995	38,396
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

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

(3)
As of December 31, 2013, we had 46,099 shares of outstanding and unfulfilled redemption requests and recorded $448,478 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. We redeemed the outstanding redemption requests as of December 31, 2013 of $448,478 on the January 31, 2014 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for the years ended December 31, 2013, 2012, 2011, 2010 and the period from May 4, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to make future acquisitions and increase our borrowings, which would have a significant impact on our future results of operations. During the period from May 4, 2009 (inception) to August 10, 2010, we were formed and commenced our private offering and initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data
Total real estate, net	$1,470,963,159	$559,972,087	$66,751,176	$17,011,752	$—
Total assets	1,561,889,854	582,586,556	81,852,261	20,171,682	202,007
Notes payable	987,329,800	413,802,388	47,973,049	11,650,000	—
Total liabilities	1,031,826,319	427,455,885	51,243,185	12,926,977	—
Redeemable common stock	12,945,007	3,049,521	385,458	57,827	—
Total stockholders’ equity	517,118,528	152,081,150	30,223,618	7,186,878	201,007

	For the Years Ended December 31,				For the Period from May 4, 2009 (Inception) to December 31, 2009
	2013	2012	2011	2010
Operating data
Total revenues	$109,101,517	$30,586,932	$5,710,173	828,230	$—
Net loss	(55,879,857)	(22,559,927)	(4,049,010)	(2,163,581)	—
Net loss attributable to common stockholders	(55,879,857)	(22,559,927)	(4,049,010)	(2,162,581)	—
Loss per common share - basic and diluted	(1.39)	(1.84)	(1.72)	(4.27)	—
Other data
Cash flows used in operating activities	(2,249,133)	(4,563,196)	(201,273)	(455,876)	—
Cash flows used in investing activities	(849,128,988)	(382,505,492)	(53,833,531)	(10,902,324)	—
Cash flows provided by financing activities	861,401,662	384,396,671	63,377,288	14,014,390	202,007
Distributions declared	28,645,761	8,636,158	1,640,845	230,402	—
Distributions declared per common share(1)	0.718	0.706	0.700	0.2722	—
Weighted-average number of common shares outstanding, basic and diluted	40,169,940	12,238,094	2,358,867	506,003	22,223
FFO(2)	(7,404,678)	(7,602,070)	(1,471,548)	(1,623,009)	—
MFFO(2)	19,253,075	5,828,557	469,670	(940,466)	—
________________

(1)
Distributions declared per common share for the years ended December 31, 2013, 2012 and 2011 assumes each share was issued and outstanding each day of each year. Distributions declared per common share for the year ended December 31, 2010 assumes each share was issued and outstanding each day from August 12, 2010 (the first day distributions began to accrue) through December 31, 2010. Distributions currently declared are calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT,

established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this annual report. Also see “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering, which was terminated on December 20, 2013 (as further described below), to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock at an initial price of $10.00 per share (subject to certain discounts) and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our ongoing public offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new offering price of $10.24 per share.
On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. On January 3, 2014, we registered with the SEC to offer up to 12,000,000 shares of common stock to existing shareholders pursuant to the distribution reinvestment plan. Our board of directors may, in its sole discretion, change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant. For further information on the shares offered to existing stockholders through the distribution reinvestment plan, please refer to “—Subsequent Events.”
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
Liquidity and Capital Resources
Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be approximately 65% of the cost of our investments. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2013, our borrowings were not in excess of 300% of the value of our net assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire properties and real estate-related assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. We expect that our principal sources of working capital will include:

•	current cash balances, which was $19,552,205 as of December 31, 2013;

•	various forms of secured and unsecured financing;

•	equity capital from joint venture partners;

•	proceeds from our operating partnership’s private placements, if any;

•	proceeds from our distribution reinvestment plan; and

•	cash from operations.
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
On October 22, 2012, we entered into an unsecured revolving line of credit with PNC Bank, N.A to borrow up to $5,000,000. On April 25, 2013, the Company amended the credit facility to increase the borrowing capacity to $20,000,000 and extend the maturity date to April 25, 2014. As of December 31, 2013, there was $0 outstanding under our credit facility.
We may, but are not required to, establish working capital reserves from cash flow generated by our investments or proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. Our lenders also may require working capital reserves.
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
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2013, we owned 63 multifamily properties. During the year ended December 31, 2013, net cash used in operating activities was $2,249,133 compared to net cash used in operating activities of $4,563,196 for the year ended December 31, 2012. The decrease in net cash used in operating activities is primarily due to increased property tax accruals, partially offset by increased cash reserves for property taxes, interest and insurance associated with the 33 additional multifamily properties acquired in 2013. We expect to generate cash flows from operations as we stabilize the operations of our property portfolio.
Cash Flows Used in Investing Activities
During the year ended December 31, 2013, net cash used in investing activities was $849,128,988 compared to net cash used in investing activities of $382,505,492 during the year ended December 31, 2012. The increase in net cash used in investing activities was primarily due to the acquisition of 33 multifamily properties during the year ended December 31, 2013, compared to 22 property acquisitions during the year ended December 31, 2012.
Cash Flows from Financing Activities
For the year ended December 31, 2013, our cash flows from financing activities consisted primarily of proceeds from our initial public offering, net of distributions paid to our stockholders and the issuance of notes payable. During the year ended December 31, 2013, net cash provided by financing activities was $861,401,662 compared to net cash provided by financing activities of $384,396,671 during the year ended December 31, 2012. Net cash provided by financing activities during the year ended December 31, 2013 consisted of the following:

•
$426,493,179 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $49,014,259 and (2) the reimbursement of other offering costs to affiliates in the amount of $10,279,559;

•	$455,457,446 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $4,650,578 and principal payments of $16,690,976;

•	$62,500,000 from borrowings on our credit facility;

•	$1,246,300 of cash paid for the redemption of common stock; and

•	$14,302,663 of net cash distributions, after giving effect to distributions reinvested by stockholders of $11,628,045.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. We expect that our borrowings will be approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, after we have invested substantially all of the net offering proceeds in our public offering. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2013, our borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2013, we had notes payable totaling an aggregate principal amount of $987,329,800. For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this annual report.
The following is a summary of our contractual obligations as of December 31, 2013:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$290,992,251	$35,086,196	$68,920,892	$63,028,529	$123,956,634
Principal payments on outstanding debt obligations(2)	987,329,800	9,735,536	33,278,805	126,427,173	817,888,286
Total	$1,278,322,051	$44,821,732	$102,199,697	$189,455,702	$941,844,920
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2013. We incurred interest expense of $24,308,402 during the year ended December 31, 2013, including amortization of deferred financing costs totaling $976,198.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of December 31, 2013, we owned 63 multifamily properties compared to owning only 30 multifamily properties at December 31, 2012 and eight multifamily properties at December 31, 2011. The increase in our property portfolio is the primary cause of the increases in our operating income and expenses, as further discussed below.
Our results of operations for the years ended December 31, 2013, 2012 and 2011 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our public offering received to date and expect to increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”

Consolidated Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table summarizes the consolidated results of operations for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	Change $	Change %
Total revenues	$109,101,517	$30,586,932	$78,514,585	257%
Operating, maintenance and management	(28,957,567)	(8,687,480)	(20,270,087)	233%
Real estate taxes and insurance	(17,499,798)	(3,721,952)	(13,777,846)	370%
Fees to affiliates	(30,713,737)	(13,127,558)	(17,586,179)	134%
Depreciation and amortization	(48,454,178)	(14,957,857)	(33,496,321)	224%
Interest expense	(24,308,402)	(6,291,193)	(18,017,209)	286%
General and administrative expenses	(6,857,240)	(3,085,470)	(3,771,770)	122%
Acquisition costs	(8,169,451)	(3,275,349)	(4,894,102)	149%
Loss on sale of real estate	(21,001)	—	(21,001)	100%
Net loss	$(55,879,857)	$(22,559,927)	$(33,319,930)	148%

NOI(1)	$58,487,915	$17,069,028	$41,418,887	243%
FFO(2)	$(7,404,678)	$(7,602,070)	$197,392	3%
MFFO(2)	$19,253,075	$5,828,557	$13,424,518	230%
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

Net loss
For the year ended December 31, 2013, we had a net loss of $55,879,857 compared to a net loss of $22,559,927 for the year ended December 31, 2012. The increase in net loss of $33,319,930 over the prior year was primarily due to the increase in operating, maintenance and management expenses of $20,270,087, the increase in real estate taxes and insurance of

$13,777,846, the increase in fees to affiliates of $17,586,179, the increase in depreciation and amortization expense of $33,496,321, the increase in interest expense of $18,017,209, the increase in general and administrative expenses of $3,771,770 and the increase in acquisition costs of $4,894,102, partially offset by the increase in total revenues of $78,514,585. The increase in our expenses was due primarily to the increase in our property portfolio from 30 properties at December 31, 2012 to 63 properties at December 31, 2013.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2013 were $109,101,517 compared to $30,586,932 for the year ended December 31, 2012. The increase of $78,514,585 was primarily due to the fact that we owned 63 multifamily properties as of December 31, 2013 compared to 30 multifamily properties as of December 31, 2012. Our total units increased by 9,169 from 6,690 at December 31, 2012 to 15,859 at December 31, 2013 and average monthly rents increased from $873 at December 31, 2012 to $952 at December 31, 2013. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and improved occupancy.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2013 were $28,957,567 compared to $8,687,480 for the year ended December 31, 2012. The increase of $20,270,087 was primarily due to the fact that we operated 63 multifamily properties as of December 31, 2013 compared to 30 multifamily properties as of December 31, 2012. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2013 were $17,499,798 compared to $3,721,952 for the year ended December 31, 2012. The increase of $13,777,846 was due to the acquisition of 33 multifamily properties since December 31, 2012 and the continuing operation of the properties owned as of December 31, 2012. In addition, many of our properties have experienced increased property tax expense during the year ended December 31, 2013. We expect these amounts to increase slightly in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2013 were $30,713,737 compared to $13,127,558 for the year ended December 31, 2012. The increase of $17,586,179 was primarily due to acquisition fees of $19,148,107 earned by our advisor in connection with the acquisition of 33 multifamily properties with an aggregate purchase price of $945,680,000 during the year ended December 31, 2013, compared to acquisition fees of $10,131,220 earned by our advisor in connection with the acquisition of 22 multifamily properties with an aggregate purchase price of $501,240,000 during the year ended December 31, 2012. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the year ended December 31, 2013 as a result of the growth of our property portfolio. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2013 were $48,454,178 compared to $14,957,857 for the year ended December 31, 2012. The increase of $33,496,321 was primarily due to the net increase in depreciable and amortizable assets of $829,760,433 since December 31, 2012. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2013 was $24,308,402 compared to $6,291,193 for the year ended December 31, 2012. The increase of $18,017,209 was primarily due to the net increase in the notes payable balance of

$573,527,412 due to financing incurred in connection with the acquisition of 33 multifamily properties since December 31, 2012. Included in interest expense is the amortization of deferred financing costs of $976,198 and $225,614 and amortization of loan premiums of $987,970 and $332,348 for the years ended December 31, 2013 and 2012, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $448,984 and $162,761 for the years ended December 31, 2013 and 2012. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real properties and real estate-related investments.
General and administrative expense
General and administrative expenses for the year ended December 31, 2013 were $6,857,240 compared to $3,085,470 for the year ended December 31, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $3,771,770 was primarily due to the reimbursement of the previously deferred operating costs incurred by our advisor on our behalf totaling $2,571,910 as well as increases in legal, audit and other professional fees incurred in connection with the growth of our property portfolio. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2013 were $8,169,451 compared to $3,275,349 for the year ended December 31, 2012. The increase in acquisition costs related primarily to our acquisition of 33 multifamily properties during 2013 compared to 22 acquisitions of multifamily properties during 2012. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer real properties and real estate-related investments in future periods.

Consolidated Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
The following table summarizes the consolidated results of operations for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011	Change $	Change %
Total revenues	$30,586,932	$5,710,173	$24,876,759	436%
Operating, maintenance and management	(8,687,480)	(2,055,544)	(6,631,936)	323%
Real estate taxes and insurance	(3,721,952)	(756,403)	(2,965,549)	392%
Fees to affiliates	(13,127,558)	(1,519,026)	(11,608,532)	764%
Depreciation and amortization	(14,957,857)	(2,577,462)	(12,380,395)	480%
Interest expense	(6,291,193)	(1,186,938)	(5,104,255)	430%
General and administrative expenses	(3,085,470)	(782,665)	(2,302,805)	294%
Acquisition costs	(3,275,349)	(881,145)	(2,394,204)	272%
Net loss	$(22,559,927)	$(4,049,010)	$(18,510,917)	457%

NOI(1)	$17,069,028	$2,698,260	$14,370,768	533%
FFO(2)	$(7,602,070)	$(1,471,548)	$(6,130,522)	(417)%
MFFO(2)	$5,828,557	$469,670	$5,358,887	1,141%
________________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the year ended December 31, 2012, we had a net loss of $22,559,927 compared to a net loss of $4,049,010 for the year ended December 31, 2011. The increase in net loss of $18,510,917 over the prior year was primarily due to the increase in operating, maintenance and management expenses of $6,631,936, the increase in real estate taxes and insurance of $2,965,549, the increase in fees to affiliates of $11,608,532, the increase in depreciation and amortization expense of $12,380,395, the increase in interest expense of $5,104,255, the increase in general and administrative expenses of $2,302,805 and the increase in acquisition costs of $2,394,204, partially offset by the increase in total revenues of $24,876,759. The increase in our expenses was due primarily to the increase in our property portfolio from eight properties at December 31, 2011 to 30 properties at December 31, 2012.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2012 were $30,586,932 compared to $5,710,173 for the year ended December 31, 2011. The increase of $24,876,759 was primarily due to the fact that we owned 30 multifamily properties at December 31, 2012 compared to eight multifamily properties at December 31, 2011. Additionally, our total units increased by 5,450 from 1,240 at December 31, 2011 to 6,690 at December 31, 2012.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2012 were $8,687,480 compared to $2,055,544 for the year ended December 31, 2011. The increase of $6,631,936 was primarily due to the fact that we operated 30 multifamily properties as of December 31, 2012 compared to eight multifamily properties as of December 31, 2011.

Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2012 were $3,721,952 compared to $756,403 for the year ended December 31, 2011. The increase of $2,965,549 was due to the acquisition of 22 multifamily properties during 2012 and the continuing operation of the properties owned as of December 31, 2011.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2012 were $13,127,558 compared to $1,519,026 for the year ended December 31, 2011. The increase of $11,608,532 was primarily due to acquisition fees of $10,131,220 earned by our advisor in connection with the acquisition of 22 multifamily properties with an aggregate purchase price of $501,240,000 during the year ended December 31, 2012, compared to acquisition fees of $1,060,073 earned by our advisor in connection with the acquisition of six multifamily properties with an aggregate purchase price of $51,910,000 during the year ended December 31, 2011. Additionally, the property management and investment management fees payable to our affiliated property manager and advisor increased for the year ended December 31, 2012 as a result of the growth of our property portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2012 were $14,957,857 compared to $2,577,462 for the year ended December 31, 2011. The increase of $12,380,395 was primarily due to the net increase in depreciable and amortizable assets of $461,698,803 during 2012.
Interest expense
Interest expense for the year ended December 31, 2012 was $6,291,193 compared to $1,186,938 for the year ended December 31, 2011. The increase of $5,104,255 was primarily due to the net increase in the notes payable balance of $365,829,339 during 2012 due to financing incurred in connection with the acquisition of 22 multifamily properties during 2012. Included in interest expense is the amortization of deferred financing costs of $225,614 and $32,964 and amortization of loan premiums of $332,348 and $0 for the years ended December 31, 2012 and 2011, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $162,761 and $0 for the years ended December 31, 2012 and 2011.
General and administrative expense
General and administrative expenses for the year ended December 31, 2012 were $3,085,470 compared to $782,665 for the year ended December 31, 2011. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $2,302,805 was primarily due to our advisor incurring $1,975,549 of operating expenses on our behalf for the year ended December 31, 2011, which were not included in the accompanying consolidated statements of operations for 2011 as a result of the limitation in our charter relating to the amount of operating expenses we are permitted to reimburse our advisor and its affiliates.
Acquisition costs
Acquisition costs for the year ended December 31, 2012 were $3,275,349 compared to $881,145 for the year ended December 31, 2011. The increase in acquisition costs of $2,394,204 related primarily to our acquisition of 22 multifamily properties during 2012 compared to six acquisitions of multifamily properties during 2011.

Property Operations for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012
For purposes of evaluating comparative operating performance for the fourth quarter, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at October 1, 2012. A “non-same-store” property is a property that was acquired, placed into service or disposed of after October 1, 2012.
The following table presents the same-store and non-same-store results from operations for the three months ended December 31, 2013 and 2012:

	For the Three Months Ended December 31,
	2013	2012	Change $	Change %
Same-store properties:
Revenues	$10,740,149	$10,463,060	$277,089	3%
Operating expenses	(5,421,887)	(4,662,599)	(759,288)	16%
Net operating income	5,318,262	5,800,461	(482,199)	(8)%

Non-same-store properties:
Net operating income	14,225,968	1,008,327	13,217,641

Total net operating income(1)	$19,544,230	$6,808,788	$12,735,442
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended December 31, 2013 was $5,318,262 compared to $5,800,461 for the three months ended December 31, 2012. The 8% decrease in same-store net operating income was primarily due to the 16% increase in same-store operating expenses over the comparable prior year period offset by the 3% increase in same-store rental revenues.
Revenues
Same-store revenues for the three months ended December 31, 2013 were $10,740,149 compared to $10,463,060 for the three months ended December 31, 2012. The 3% increase in same-store revenues was primarily due to market rent increases at most of our same-store properties, partially offset by occupancy decreases at Valley Farms and market rent decreases at the Hilliard Park Apartments.
Operating Expenses
Same-store operating expenses for the three months ended December 31, 2013 were $5,421,887 compared to $4,662,599 for the three months ended December 31, 2012. The 16% increase in same-store operating expenses was primarily due to increased property tax expenses, turnover costs, association dues, utilities expenses and personnel costs at certain same-store properties during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2013	2012	2013	2012	2011
Net loss	$(24,834,737)	$(9,423,671)	$(55,879,857)	$(22,559,927)	$(4,049,010)
Fees to affiliates(1)	10,754,705	5,771,425	26,557,500	12,019,086	1,319,060
Depreciation and amortization	18,161,218	5,486,158	48,454,178	14,957,857	2,577,462
Interest expense	8,438,975	2,403,356	24,308,402	6,291,193	1,186,938
General and administrative expenses	4,126,576	990,745	6,857,240	3,085,470	782,665
Acquisition costs	2,876,492	1,580,775	8,169,451	3,275,349	881,145
Loss on sale of real estate	21,001	—	21,001	—	—
Net operating income	$19,544,230	$6,808,788	$58,487,915	$17,069,028	$2,698,260
________________

(1)
Fees to affiliates for the three and twelve months ended December 31, 2013 excludes property management fees of $1,150,804 and $3,226,878 and other fees of $348,792 and $929,359, respectively, that are included in NOI. Fees to affiliates for the three and twelve months ended December 31, 2012 excludes property management fees of $371,417 and $960,968 and other fees of $56,060 and $147,504, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2011 excludes property management fees of $199,966 that are included in NOI.

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
Presentation of this information is intended to provide useful information to investors as they compare our operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with

GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
Reconciliation of net loss to MFFO:	2013	2012	2011
Net loss	$(55,879,857)	$(22,559,927)	$(4,049,010)
Depreciation of real estate assets	32,103,974	8,353,542	1,153,535
Amortization of lease-related costs	16,350,204	6,604,315	1,423,927
Loss on sale of real estate	21,001	—	—
FFO	(7,404,678)	(7,602,070)	(1,471,548)
Acquisition fees and expenses(1)(2)	27,317,558	13,406,569	1,941,218
Unrealized loss on derivative instruments	448,984	162,761	—
Amortization of below-market leases	(1,108,789)	(138,703)	—
MFFO	$19,253,075	$5,828,557	$469,670

FFO per share - basic and diluted	$(0.18)	$(0.62)	$(0.62)
MFFO per share - basic and diluted	0.48	0.48	0.20
Loss per share - basic and diluted	(1.39)	(1.84)	(1.72)
Weighted average number of common shares outstanding, basic and diluted	40,169,940	12,238,094	2,358,867
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

(2)
Acquisition fees and expenses for the years ended December 31, 2013, 2012 and 2011 includes acquisition fees of $19,148,107, $10,131,220 and $1,060,073, respectively, that are recorded in fees to affiliates in the accompanying statements of operations and acquisition expenses of $8,169,451, $3,275,349 and $881,145, respectively that are recorded in acquisition costs in the accompanying statements of operations.

Pursuant to the terms of our advisory agreement, because MFFO did not exceed distributions paid during the three months ended December 31, 2013, we deferred $1,320,303 of acquisition and investment management fees earned during the three months ended December 31, 2013. Acquisition fees and investment management fees of $0 and $178,464, respectively, are due and payable as of December 31, 2013 and are included in due to affiliates, net, in the accompanying consolidated balance sheet. We deferred an aggregate $2,600,847 of acquisition and investment management fees earned during the year ended December 31, 2013.
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
As of December 31, 2013, we had not entered into any leases as a lessee.
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

Distributions declared and paid were as follows for the year ended December 31, 2013:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Net Cash Provided By (Used In) Operating Activities
			Cash	Reinvested	Total
First Quarter 2013	$4,460,763	$0.177	$2,399,708	$1,768,123	$4,167,831	$2,308,865
Second Quarter 2013	5,720,601	0.179	3,003,582	2,281,198	5,284,780	767,640
Third Quarter 2013	7,736,858	0.181	3,884,480	3,141,286	7,025,766	2,561,680
Fourth Quarter 2013	10,727,539	0.181	5,014,893	4,437,438	9,452,331	(7,887,318)
	$28,645,761	$0.718	$14,302,663	$11,628,045	$25,930,708	$(2,249,133)
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2013, we paid aggregate distributions of $25,930,708, comprised of $14,302,663 of distributions paid in cash and 1,195,071 shares of our common stock issued pursuant to our distribution reinvestment plan for $11,628,045. For the year ended December 31, 2013, we had a net loss of $55,879,857. We had negative FFO for the year ended December 31, 2013 of $7,404,678 and net cash used in operating activities was $2,249,133. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with proceeds from our public offering. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement will be deferred up to an aggregate amount of $5,000,000 during our offering stage. If, during any calendar quarter during our offering stage, the distributions we pay exceed our adjusted funds from operations, the payment of fees we are obligated to pay our advisor will be deferred in an amount equal to the amount by which the distributions paid to our stockholders for the quarter exceed our adjusted funds from operations up to an amount equal to cash distributions equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, prorated for such quarter. For purposes of determining any deferral amount, if, during any calendar quarter our adjusted funds from operations is negative, the adjusted funds from operations will be deemed to be zero.
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
We accrue the amount of deferred fees that are probable and estimable of being paid. Such deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred. As of December 31, 2013, payment of $5,000,000 of our fees earned by our advisor had been accrued and deferred pursuant to the terms of our advisory agreement.

Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.
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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

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
Sale of Real Estate Assets
We record property sales or dispositions when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by us. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.
We classify real estate assets as real estate held for sale when it is certain a property will be sold.
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
Reimbursements to our advisor or our affiliates for offering costs paid by them on our behalf with respect to our private offering are not limited to 15% of the gross offering proceeds of our private offering. We had previously deferred $1,425,070 of private offering costs that were in excess of 15% of the gross offering proceeds. However, during the year ended December 31, 2013, the independent directors approved the reimbursement of these offering costs and we reimbursed our advisor for such costs.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2013 and 2012, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2013 and 2012. As of December 31, 2013, returns for calendar years 2012, 2011 and 2010 remain subject to examination by major tax jurisdictions.
Subsequent Events
Distributions Paid
On January 2, 2014, we paid distributions of $4,058,452, which related to distributions declared for each day in the period from December 1, 2013 through December 31, 2013 and consisted of cash distributions paid in the amount of $2,094,882 and $1,963,570 in shares issued pursuant to our distribution reinvestment plan.
On February 1, 2014, we paid distributions of $4,526,544, which related to distributions declared for each day in the period from January 1, 2014 through January 31, 2014 and consisted of cash distributions paid in the amount of $2,294,079 and $2,232,465 in shares issued pursuant to our distribution reinvestment plan.

On March 1, 2014, we paid distributions of $4,098,020, which related to distributions declared for each day in the period from February 1, 2014 through February 28, 2014 and consisted of cash distributions paid in the amount of $2,069,864 and $2,028,156 in shares issued pursuant to our distribution reinvestment plan.
Share Redemption
On January 31, 2014, we redeemed 48,460 shares of our common stock for a total redemption value of $464,161, or $9.58 per share, pursuant to our share repurchase plan.
Distribution Reinvestment Plan
On January 3, 2014, we filed a Form S-3 with the SEC to offer up to 12,000,000 shares of our common stock to existing shareholders pursuant to the distribution reinvestment plan. From January 3, 2014 through March 21, 2014, we had sold 438,161 shares of our common stock pursuant to the distribution reinvestment plan for gross offering proceeds of $4,263,304.
Acquisition of Multifamily Property
On March 5, 2014, we acquired a fee simple interest in a 72-unit multifamily residential property located in Terre Haute, Indiana commonly known as Watermark at Sycamore Terrace Phase II, or the Sycamore property.  On September 20, 2012, we acquired 178 apartment homes, commonly known as Sycamore Terrace Apartments, immediately adjacent to the Sycamore property. On the closing date, the Sycamore property, together with Sycamore Terrace Apartments, will be commonly referred to as Sycamore Terrace Apartments.
We acquired the Sycamore property for an aggregate purchase price of $6,674,157, exclusive of closing costs. We funded the all cash payment of the purchase price for the Sycamore Property with proceeds from our continuous public offering, which terminated on December 20, 2013.
Renewal of the Advisory Agreement
On March 11, 2014, we entered into Amendment No. 5 to our amended and restated advisory agreement in order to renew the term of the advisory agreement, effective May 4, 2014, for an additional one year term ending on May 4, 2015.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2013, the fair value of our fixed rate debt was $482,435,409 and the carrying value of our fixed rate debt was $504,083,790. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $483,246,010 of our outstanding variable rate debt. Based on interest rates as of December 31, 2013, if interest rates are 100 basis points higher during the 12 months ending December 31, 2014, interest expense on our variable rate debt would increase by $4,774,200 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2014, interest expense on our variable rate debt would decrease by $774,957.
At December 31, 2013, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.29% and 2.62%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2013 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2013, where applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	63	Chairman of the Board and Chief Executive Officer
Ella Shaw Neyland	59	Affiliated Director and President
Kevin J. Keating	51	Treasurer
Ana Marie del Rio	59	Secretary
James A. Shepherdson	61	Affiliated Director
Scot B. Barker	65	Independent Director
Larry H. Dale	68	Independent Director
Kerry Dean Vandell	67	Independent Director
Ned W. Brines	52	Independent Director
________________
 Rodney F. Emery serves as our Chairman of the Board and Chief Executive Officer, positions he has held since our inception in May 2009. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT, Inc., positions he has held since August 2013 and September 2013, respectively. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our board of directors, excluding Mr. Emery, has determined that the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s extensive experience acquiring, financing, developing and managing hotel, multifamily, office, and retail real estate assets throughout the country have provided Mr. Emery with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Emery is highly qualified to serve as one of our directors.
Ella Shaw Neyland, serves as our President and an affiliated director, positions she has held since October 2012. Ms. Neyland has also served as one of our independent directors, a position she held from October 2011 to September 2012. Ms. Neyland also serves as President and an affiliated director of Steadfast Apartment REIT, Inc., positions she has held since September 2013 and August 2013, respectively. Ms. Neyland was a founder and previously served as a Chief Financial Officer for Thin Centers MD, or TCMD, which provides medically supervised weight loss programs. Prior to founding TCMD in June 2010, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from June 2009 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, LTD, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland’s prior service as a director and as chief financial officer have provided Ms. Neyland with the experience, skills and attributes necessary to effectively carry out her duties and responsibilities as a director. Consequently, our board of directors has determined that Ms. Neyland is highly qualified to serve as one of our directors.
Kevin J. Keating serves as our Treasurer, a position he has held since April 2011. Mr. Keating has also served as Treasurer of Steadfast Apartment REIT since September 2013 and as Chief Accounting Officer of Steadfast Apartment Advisor, LLC since September 2013. In addition, Mr. Keating has served as the Chief Accounting Officer for our advisor and Steadfast Apartment Advisor, LLC since April 2011 and September 2013, respectively, where he has focused primarily on the accounting function and compliance responsibilities for us and our advisor. Prior to joining us and our advisor, Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as an Assistant Controller and Audit Manager for Ernst & Young LLP from 1988-1999. Mr. Keating holds a Bachelor of Science, Accounting from St. John’s University and is a certified public accountant.
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio has also served as Secretary of Steadfast Apartment REIT since September 2013. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential units, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, transportation projects, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
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
Our board of directors, excluding Mr. Shepherdson, has determined that the prior leadership positions which Mr. Shepherdson has held and Mr. Shepherdson’s extensive experience in the investment industry provided Mr. Shepherdson with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Shepherdson is highly qualified to serve as one of our directors.
Scot B. Barker serves as one of our independent directors, a position he has held since September 2009. From December 2003 to his retirement in December 2005, Mr. Barker served as President and Chief Operating Officer of GMAC Commercial Holding Corp., or GMACCH, one of the nation’s largest financiers of commercial real estate. Mr. Barker served as President of GMACCH Capital Markets Corp from 1998 to December 2003. During his tenure at GMACCH, Mr. Barker oversaw the firm’s real estate lending and investing activities in North America, Latin America, Asia and Europe. In 1978, Mr. Barker and several associates formed Newman and Associates, Inc., an investment banking firm specializing in financing affordable multifamily housing with tax exempt municipal securities. Mr. Barker served as Vice-President of Newman and Associates, Inc. from 1978 to 1984 and as President from 1984 to 1998, when Newman and Associates was acquired by GMACCH. Prior to founding Newman and Associates, Inc., Mr. Barker served as Vice-President with Gerwin & Co. from 1973 to 1978. Mr. Barker has been involved in a variety of professional and not-for-profit groups primarily focused on housing related business. Mr. Barker currently serves on the board of directors of Mountain Asset Management, a wholly-owned subsidiary of The Great-West Life Assurance Company, and the Colorado Housing Assistance Corporation, where he was a past chairman. Mr. Barker was a past president of the National Housing and Rehabilitation Association and a past member of the Federal National Mortgage Association (Fannie Mae) Housing Impact Advisory Council. Mr. Barker received a Bachelor of Arts from Colorado College and a Master of Business Administration from the University of Denver.
Our board of directors, excluding Mr. Barker, has determined that the prior leadership positions which Mr. Barker has held and Mr. Barker’s extensive experience with the financing of commercial real estate and multifamily housing have provided Mr. Barker with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Barker is highly qualified to serve as one of our directors.
Larry H. Dale serves as one of our independent directors, a position he has held since September 2009. In March 2009, Mr. Dale retired as a Managing Director of Citi Community Capital, or CCC, a leading investment banking group specializing in affordable housing financing and a division of Citigroup’s Municipal Securities Division, where Mr. Dale was responsible for the overall management and oversight of the operation of the division. As an employee of CCC, Mr. Dale was involved in lending decisions and equity sales with us. Mr. Dale joined the predecessor company to CCC in 1997. From July 1987 to January 1997, Mr. Dale served as a Senior Vice President of Fannie Mae, leading its apartment financing and affordable housing efforts. Prior to joining Fannie Mae, Mr. Dale served from 1984 to 1987 as Vice President of Newman and Associates, Inc., an investment banking firm focused on financing affordable multifamily housing with tax exempt municipal securities. Prior to joining Newman and Associates, Mr. Dale served from 1981 to 1983 as President of Mid-City Financial Corporation, a regional multifamily development, financing, and management firm. From 1971 to 1981, Mr. Dale was employed by the U.S. Department of Housing and Urban Development (HUD), including service as a Deputy to the Assistant Secretary for Housing/FHA Commissioner from 1979 to 1981. Mr. Dale currently serves as Chairman of the Board of the National Equity Fund, a member of the Board and Chairman of the Finance Committee of Mercy Housing Incorporated’s Board of Trustees, a member of the board of directors and the Executive Committee of the Local Initiative Support Corporation and a member of the Advisory Board of the Paramount Community Development Fund, the Capmark Community Development Fund and the Community Impact NMTC Advisory Board. Mr. Dale received a Bachelor of Science in Materials Science from Cornell University and a Master of Political Science from the Maxwell School at Syracuse University.
Our board of directors, excluding Mr. Dale, has determined that the prior leadership positions which Mr. Dale has held and Mr. Dale’s extensive experience in financing multifamily housing have provided Mr. Dale with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Dale is highly qualified to serve as one of our directors.

Kerry D. Vandell serves as one of our independent directors, a position he has held since October 2012. Dr. Vandell also serves as an independent director of Steadfast Apartment REIT, a position he has held since August 2013. Dr. Vandell currently serves as the Dean’s Professor of Finance and Director of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008.  Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics.  His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science.  Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and masters degrees in Mechanical Engineering from Rice University.  He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.  Dr. Vandell currently serves on the board of directors of Shopoff Properties Trust, Inc., a public non-traded real estate investment trust specializing in land investments.
Our board of directors, excluding Dr. Vandell, has determined that Dr. Vandell’s prior position as a finance professor and his real estate program experience have provided Dr. Vandell with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Dr. Vandell is highly qualified to serve as one of our directors.
Ned W. Brines serves as one of our independent directors, a position he has held since October 2012. Mr. Brines currently serves as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, a position he has held since July 2012, where Mr. Brines is responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment advisor firm, and currently serves as its Chief Investment Officer.  From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings.  From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena managing their Small Cap Growth Fund with $1.6 billion in assets under management (AUM).  Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 in which he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in AUM.  Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst (CFA) designation and is involved in various community activities including serving on the investment committee of City of Hope.
Our board of directors, excluding Mr. Brines, has determined that Mr. Brines prior service as a director and as chief investment officer have provided Mr. Brines with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Brines is highly qualified to serve as one of our directors.
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

Investment Committee
Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members and a majority of independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker, Larry H. Dale, Ella Shaw Neyland and Ned Brines, with Mr. Emery serving as the chairman of the investment committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2013.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this annual report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Four of our executive officers, Messrs. Rodney F. Emery and Kevin Keating and Mses. Ana Marie del Rio and Ella Neyland, manage, control or are affiliated with our advisor, and through our advisor, they are involved in recommending the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2013.

Name	Fees Earned or Paid in Cash in 2013	All Other Compensation(1)	Total
Scot B. Barker(2)	$104,001	$25,600	$129,601
Larry H. Dale(2)	102,001	25,600	127,601
Kerry D. Vandell(2)	109,000	25,600	134,600
Ned W. Brines(2)	102,001	25,600	127,601
James A. Shepherdson(3)	—	—	—
Ella Shaw Neyland(3)	—	—	—
Rodney F. Emery(3)	—	—	—
________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Independent Directors.

(3)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•	$3,000 for each in-person board of directors meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Equity Plan Compensation
We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors is entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Our initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. Going forward, each new independent director that joins our board of directors receives 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 2,500 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) our change in control.
On November 15, 2012, we entered into a Stock Purchase Plan with Ella Shaw Neyland, our President and a member of our board of directors, whereby Ms. Neyland agreed to invest $5,530 for 600 shares of our common stock pursuant to our public offering on the first day of each fiscal quarter. The Stock Purchase Plan terminated on November 15, 2013. Please refer to Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for more information.

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
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	949,375
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	949,375

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 21, 2014, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	22,223	*
Scot B. Barker	29,552	*
Larry H. Dale	15,500	*
Kerry D. Vandell	8,151	*
Ned Brines	16,574	*
Ella Shaw Neyland	9,900	*
James A. Shepherdson	—	*
Kevin J. Keating	4,481	*
Ana Marie del Rio	5,231	*
All officers and directors as a group	111,612	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)	Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from January 1, 2012 to December 31, 2013 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2013 and 2012, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.

Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of December 31, 2013 all shares of convertible stock remained outstanding.
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
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring May 4, 2015, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s brankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the period from January 1, 2012 to December 31, 2013, we incurred acquisition fees of $29,279,327 in connection with the acquisition of 55 multifamily properties. During the same period, we paid $29,312,844 in acquisition fees and $648,422 of the acquisition fees incurred to date have been deferred pursuant to the terms of the advisory agreement until our cumulative adjusted funds from operations (as defined in the advisory agreement) exceed the lesser of: (1) the cumulative amount of any distributions paid to our stockholders as of the date of reimbursement of the deferred fee or (2) cash distributions equal to a 7.0% cumulative, non-compounded, annual return on invested capital to our stockholders as of the date of reimbursement.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the period from January 1, 2012 to December 31, 2013, we incurred investment management fees to our advisor of $9,297,259. Of the $9,297,259 in investment management fees incurred, we paid $5,013,441 and $4,351,578 of such fees have been deferred pursuant to the terms of the advisory agreement.

•
We pay our advisor a disposition fee of 1.5% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. However, our charter limits the maximum amount of disposition fees payable to our advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to our advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from January 1, 2012 to December 31, 2013, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimburse our advisor and its affiliates for organization and offering expenses, for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offerings. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our completed public offering. For the period from January 1, 2012 to December 31, 2013, we paid our advisor $20,079,030 for the reimbursement of organization and offering expenses. Included in the $20,079,030 paid to our advisor are $4,661,872 of amounts paid to Crossroads Capital Advisors for certain offering services provided to us. At the termination of our initial public offering, selling commissions, dealer manager fees and organization and other offering costs did not exceed the 15% limitation.

•
Subject to the 2%/25% Guideline discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the period from January 1, 2012 to December 31, 2013, $4,483,911 was paid to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the period from January 1, 2012 to December 31, 2013, we reimbursed our advisor $5,575,089 for acquisition expenses.

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
Operating Expense Reimbursement and Guaranty Agreement
On May 25, 2011, we entered into an Operating Expense Reimbursement and Guaranty Agreement, or the “Reimbursement Agreement,” which was subsequently amended on December 21, 2011. Pursuant to the Reimbursement Agreement, if, on the earlier of (1) the termination date of our advisory agreement and (2) June 30, 2012 (in each case, such date the “Determination Date”), our total operating expenses as of March 31, 2011 exceeded the 2%/25% Guidelines, measured for our entire operating history through June 30, 2012, then our advisor would be required to reimburse us for such excess amount (the amount of any such reimbursement the “Determination Date Payment”). As of June 30, 2012, our total operating expenses as of March 31, 2011 did not exceed the 2%/25% Guidelines; therefore, no amount was due from the advisor. In connection with the

Reimbursement Agreement, our advisor agreed to pay all of our operating expenses beginning April 1, 2011, until such time as our cumulative operating expenses are below the cumulative 2%/25% Guidelines. As of December 31, 2013, our cumulative operating expenses were below the cumulative 2%/25% Guidelines.
Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our public offering of common stock was Steadfast Capital Markets Group, LLC, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our offering, Steadfast Capital Markets Group was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with Steadfast Capital Markets Group provided for the following compensation:

•
We paid our dealer manager selling commissions of up to 6.5% of the gross offering proceeds from the sale of our shares, all of which may have been reallowed to participating broker-dealers. For the period from January 1, 2012 to December 31, 2013, we paid $42,083,219 in selling commissions to our dealer manager.

•
We paid our dealer manager a dealer manager fee of 3.5% of the gross offering proceeds from the sale of our shares, a portion of which may have been reallowed to participating broker-dealers. For the period from January 1, 2012 to December 31, 2013, we paid $24,085,519 in dealer manager fees to our dealer manager.

Property Management Fees Paid to Our Property Manager
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 60 of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a certain percentage of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the period from January 1, 2012 to December 31, 2013, we have paid property management fees of $3,795,467 to our property manager.
Construction Management Fees Paid to Our Construction Manager
We have entered into construction management agreements with Pacific Coast Land and Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with the planned renovation for certain of our properties. The construction management fee payable with respect to each property under the construction management agreements ranges from 8.0% to 12.0% of the costs of the improvements for which the construction manager has oversight authority. Generally, each construction management agreement has a term equal to the planned renovation timeline unless either party gives 30 days prior notice of its desire to terminate the construction management agreement. For the period from January 1, 2012 to December 31, 2013, we have paid construction management fees of $421,776 to our construction manager.
Stock Purchase Plan
On November 15, 2012, we entered into a Stock Purchase Plan, or the plan, with Ella Shaw Neyland, our President and a member of our board of directors, whereby Ms. Neyland agreed to invest $5,530 for 600 shares of our common stock pursuant to our public offering on the first day of each fiscal quarter. The plan terminated on November 15, 2013. As of December 31, 2013, Ms. Neyland purchased 2,400 shares for $22,118 pursuant to the stock purchase plan.
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
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors and all of the members of the audit committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our board of directors has determined that Scot B. Barker, Larry H. Dale, Kerry D. Vandell and Ned W. Brines each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2013 and 2012, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2013 and 2012 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit fees	$796,155	$570,438
Audit-related fees	70,750	181,475
Tax fees	60,000	47,600
All other fees	1,995	1,995
Total	$928,900	$801,508
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
The following financial statement schedule is included herein at page F-48 of this report:
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
10.6
Property Management Agreement, dated as of January 26, 2012, by and between SIR Windsor On The River, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2012)

10.7
Assumption Agreement, dated as of January 26, 2012, by and among Windsor on the River, LLC, SIR Windsor On The River, LLC and The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2012)

10.8
Loan Agreement, dated as of May 1, 2007, by and between Iowa Finance Authority and Windsor On The River, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed February 1, 2012)

10.9
Promissory Note (Series 2007A), dated as of February 1, 2008, by Windsor On The River, LLC in favor of The Bank Of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed February 1, 2012)

10.10
Reimbursement and Credit Agreement, dated as of January 26, 2012, by and between SIR Windsor on the River, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed February 1, 2012)

10.11
Mortgage with Absolute Assignment of Leases and Rents, Security Agreement and Fixture filing, dated as of January 26, 2012, by SIR Windsor on the River, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed February 1, 2012)

10.12
Pledge and Security Agreement, dated as of January 26, 2012, by and among SIR Windsor on the River, LLC, The Bank Of New York Trust Company, N.A. and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed February 1, 2012)

10.13
Guaranty Agreement, dated as of January 26, 2012, by Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed February 1, 2012)

10.14
Hazardous Materials Indemnity Agreement, dated as of January 26, 2012, by SIR Windsor on the River, LLC and Steadfast Income REIT, Inc. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed February 1, 2012)

10.15
Land Use Restriction Agreement, dated as of November 1, 2007, by and between Iowa Finance Authority, Windsor On The River, LLC and The Bank Of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed February 1, 2012)

10.16
Remarketing Agreement, dated as of May 1, 2007, between Stern Brothers & Co. and Windsor on the River, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed February 1, 2012)

10.17
Purchase Contract (Renaissance at St. Andrews Apartments), dated as of December 30, 2011, by and between REDUS Kentucky, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 24, 2012)

10.18
Assignment and Assumption of Purchase Agreement, dated as of February 17, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Renaissance, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 24, 2012)

10.19
Property Management Agreement, dated as of February 17, 2012, by and between SIR Renaissance, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed February 24, 2012)

10.20
Multifamily Note, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed February 24, 2012)

10.21
Multifamily Loan and Security Agreement (Non-Recourse), dated as of February 17, 2012, by and between SIR Renaissance, LLC and W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed February 24, 2012)

10.22
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed February 24, 2012)

10.23
Guaranty of Non-Recourse Obligations, dated as of February 17, 2012, by Steadfast Income REIT, Inc. in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed February 24, 2012)

10.24
Environmental Indemnity Agreement, dated as of February 17, 2012, by SIR Renaissance, LLC in favor of W&D Interim Lender, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed February 24, 2012)

10.25
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 9, 2011, by and between WC/TP Spring Creek, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 15, 2012)

10.26
Assignment and Assumption of Purchase Agreement, dated as of March 9, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Spring Creek, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 15, 2012)

10.27
Property Management Agreement, dated as of March 9, 2012, by and between SIR Spring Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 15, 2012)

10.28
Assumption Agreement, dated as of March 9, 2012, by and among U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702, WC/TP Spring Creek, LLC, SIR Spring Creek, LLC, John A. Wensigner, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 15, 2012)

10.29
Multifamily Note, effective as of January 31, 2011, by WC/TP Spring Creek, LLC in favor of Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 15, 2012)

10.30
Allonge to Note, dated as of March 9, 2012, by SIR Spring Creek, LLC in favor of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 15, 2012)

10.31
Multifamily Mortgage, Assignment of Rents and Security Agreement (Oklahoma - Revision Date 03-31-2008), dated as of January 31, 2011, by and between WC/TP Spring Creek, LLC and Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 15, 2012)

10.32
Assignment of Management Agreement and Subordination of Management Fees, dated as of March 9, 2012, by and between SIR Spring Creek, LLC, Steadfast Management Company, Inc. and U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 15, 2012)

10.33
Guaranty, dated as of March 9, 2012, by Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. for the benefit of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 15, 2012)

10.34
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of April 11, 2012, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 16, 2012)

10.35
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 27, 2012, by and between Steadfast Asset Holdings, Inc. and Montclair Parc Apartments Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 16, 2012)

10.36
Assignment and Assumption of Purchase Agreement, dated as of April 10, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 16, 2012)

10.37
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated April 11, 2012, by and between Montclair Park Apartments Limited Partnership and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 16, 2012)

10.38
Multifamily Note, dated April 12, 2012, by SIR Lincoln Tower, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed April 16, 2012)

10.39
Multifamily Loan and Security Agreement, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed April 16, 2012)

10.40
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 12, 2012, by and between SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed April 16, 2012)

10.41
Guaranty of Non-Recourse Obligations, dated as of April 12, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed April 16, 2012)

10.42
Environmental Indemnity Agreement, dated April 12, 2012, by SIR Lincoln Tower, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed April 16, 2012)

10.43
Assignment of Management Agreement, dated as of April 12, 2012, by and among SIR Lincoln Tower, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed April 16, 2012)

10.44
Property Management Agreement, dated as of April 26, 2012, by and between Steadfast Management Company, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2012)

10.45
Multifamily Note, dated as of April 26, 2012, by SIR Montclair Parc, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 2, 2012)

10.46
Multifamily Loan and Security Agreement (Non-Recourse), dated as of April 26, 2012, by and between SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 2, 2012)

10.47
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 2, 2012)

10.48
Assignment of Management Agreement, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 2, 2012)

10.49
Guaranty of Non-Recourse Obligations, dated as of April 26, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 2, 2012)

10.50
Environmental Indemnity Agreement, dated as of April 26, 2012, by SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 2, 2012)

10.51
Purchase and Sale Agreement, dated as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC and First American Title Insurance Company in its capacity as title insurer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 31, 2012)

10.52
First Amendment to Purchase and Sale Agreement, dated as of March 19, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 31, 2012)

10.53
Second Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Sonoma Grande Tulsa, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 31, 2012)

10.54
Assignment and Assumption of Purchase Agreement, dated as of May 24, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 31, 2012)

10.55
Property Management Agreement, made as of May 24, 2012, by and between Steadfast Management Company, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 31, 2012)

10.56
Multifamily Note, effective as of May 24, 2012, by SIR Sonoma Grande, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 31, 2012)

10.57
Multifamily Loan and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 31, 2012)

10.58
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed May 31, 2012)

10.59
Guaranty, effective as of May 24, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed May 31, 2012)

10.60
Assignment of Management Agreement and Subordination of Management Fees, effective as of May 24, 2012, by and among SIR Sonoma Grande, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed May 31, 2012)

10.61
Purchase and Sale Agreement, made as of February 15, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC and First American Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 6, 2012)

10.62
First Amendment to Purchase and Sale Agreement, dated as of May 8, 2012, by and between Steadfast Asset Holdings, Inc. and Estancia Tulsa, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 6, 2012)

10.63
Assignment and Assumption of Purchase Agreement, dated as of June 29, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 6, 2012)

10.64
Property Management Agreement, made as of June 29, 2012, by and between Steadfast Management Company, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 6, 2012)

10.65
Assumption Agreement, effective as of June 29, 2012, by and among Estancia Tulsa, LLC, SIR Estancia, LLC, Federal Home Loan Mortgage Corporation, Flournoy Development Company, LLC, and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 6, 2012)

10.66
Multifamily Note, effective as of September 6, 2007, by Estancia Tulsa, LLC in favor of CBRE Melody & Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 6, 2012)

10.67
Multifamily Mortgage, Assignment of Rents and Security Agreement, made as of September 6, 2007, by and between Estancia Tulsa, LLC and CBRE Melody & Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 6, 2012)

10.68
Guaranty, effective as of June 29, 2012 by Steadfast Income REIT, Inc. to and for the benefit of Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 6, 2012)

10.69
Subordination of Management Agreement, effective as of June 29, 2012, by and between SIR Estancia, LLC, and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 6, 2012)

10.70
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between Steadfast Asset Holdings, Inc. and Gary L. Schottenstein and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 4, 2012)

10.71
Assignment and Assumption of Purchase Agreement, dated as of September 11, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 4, 2012)

10.72
Membership Interests Assignment and Assumption, made and entered into effective as of September 11, 2012, by and between Gary L. Schottenstein and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 4, 2012)

10.73
Property Management Agreement, made and entered into as of September 11, 2012, by and between Steadfast Management Company, Inc. and Hilliard Park Partners, L.L.C (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 4, 2012)

10.74
Multifamily Note, effective as of September 28, 2012, by Hilliard Park Partners, L.L.C. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 4, 2012)

10.75
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Park Partners, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 4, 2012)

10.76
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 4, 2012)

10.77
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 4, 2012)

10.78
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 4, 2012)

10.79
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of August 8, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., Steadfast Asset Holdings, Inc., and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed October 4, 2012)

10.80
Assignment and Assumption of Purchase Agreement, dated as of September 28, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed October 4, 2012)

10.81
Membership Interests Assignment and Assumption, made and entered into effective as of September 28, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed October 4, 2012)

10.82
Property Management Agreement, made and entered into as of September 28, 2012, by and between Steadfast Management Company, Inc. and Hilliard Meadows Apartments, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed October 4, 2012)

10.83
Multifamily Note, effective as of September 28, 2012, by Hilliard Meadows Apartments, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed October 4, 2012)

10.84
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Meadows Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed October 4, 2012)

10.85
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed October 4, 2012)

10.86
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed October 4, 2012)

10.87
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed October 4, 2012)

10.88
Purchase and Sale Agreement and Joint Escrow Instructions, dated November 5, 2012, by and between Steadfast Asset Holdings, Inc., RML Construction, LLP and Chicago Title Insurance Company, in its capacity as Escrow Officer, and acknowledged and agreed to by Forty/57, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 27, 2012)

10.89
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 10, 2012, by and between Steadfast Asset Holdings, Inc. and RML Construction, LLP (incorporated by reference to Exhibit 10.2 to the Registration’s Form 8-K filed December 27, 2012)

10.90
Assignment and Assumption of Purchase Agreement, dated as of December 20, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Forty 57, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 27, 2012)

10.91
Property Management Agreement, dated as of December 20, 2012, by and between Steadfast Management Company, Inc. and SIR Forty 57, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 27, 2012)

10.92
Multifamily Note, effective as of December 20, 2012, by SIR Forty 57, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 27, 2012)

10.93
Multifamily Loan and Security Agreement, dated as of December 20, 2012, by and between SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 27, 2012)

10.94
Multifamily Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 20, 2012, by and among SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 27, 2012)

10.95
Guaranty, dated as of December 20, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 27, 2012)

10.96
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of November 2, 2012, by and between Steadfast Asset Holdings, Inc., Gary L. Schottenstein, Brett Kaufman and Clean Title, Inc., doing business as Hummel Title Agency, in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 7, 2013)

10.97
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of November 13, 2012, by and between Steadfast Asset Holdings, Inc., Gary L. Schottenstein and Brett Kaufman (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 7, 2013)

10.98
Assignment and Assumption of Purchase Agreement, dated as of December 31, 2012, by and between Steadfast Asset Holdings, Inc. and SIR Hilliard Grand, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 7, 2013)

10.99
Membership Interests Assignment and Assumption, made and entered into effective as of December 31, 2012, by and between Gary L. Schottenstein and SIR Hilliard Grand, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 7, 2013)

10.100
Property Management Agreement, made and entered into as of December 31, 2012, by and between Steadfast Management Company, Inc. and Hilliard Grand Apartments, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 7, 2013)

10.101
Mortgage Note, effective as of July 27, 2010, by Hilliard Grand Apartments, LLC in favor of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 7, 2013)

10.102
Modification of Mortgage Note, dated as of December 31, 2012, by and between Hilliard Grand Apartments, LLC in favor of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 7, 2013)

10.103
Loan Modification Agreement, made as of December 28, 2012, by and among Hilliard Grand Apartments, LLC, Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed January 7, 2013)

10.104
Open-End Mortgage Deed, dated as of July 27, 2010, by Hilliard Grand Apartments, LLC to and for the benefit of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed January 7, 2013)

10.105
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of March 13, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 25, 2013)

10.106
Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of May 14, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed May 17, 2013)

10.107
Real Estate Purchase and Sale Agreement, made and entered into as of August 23, 2013, between Steadfast Asset Holdings, Inc., TEL-LA Villas Kingwood, LLC, TEL-LA Champion Forest, LLC, TEL-LA Carrington Huffmeister, LLC, TEL-LA Villas Huffmeister, LLC, TEL-LA Riata Ranch, LLC, and TEL-LA Carrington Place Apartments, LLC, and First American Title Insurance Company, in its capacity as Escrowholder
(incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 14, 2013)

10.108
Assignment and Assumption of Purchase Agreement, dated as of October 4, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Waterford Riata, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed November 14, 2013)

10.109
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Waterford Riata, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed November 14, 2013)

10.110
Multifamily Note, effective as of October 10, 2013, by SIR Waterford Riata, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed November 14, 2013)

10.111
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed November 14, 2013)

10.112
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed November 14, 2013)

10.113
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed November 14, 2013)

10.114
Assignment and Assumption of Purchase Agreement, dated as of October 4, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Huffmeister Villas, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed November 14, 2013)

10.115
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Huffmeister Villas, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed November 14, 2013)

10.116
Multifamily Note, effective as of October 10, 2013, by SIR Huffmeister Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed November 14, 2013)

10.117
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K filed November 14, 2013)

10.118
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K filed November 14, 2013)

10.119
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K filed November 14, 2013)

10.120
Assignment and Assumption of Purchase Agreement, dated as of October 4, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Kingwood Villas, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K filed November 14, 2013)

10.121
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Kingwood Villas, LLC (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K filed November 14, 2013)

10.122
Multifamily Note, effective as of October 10, 2013, by SIR Kingwood Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K filed November 14, 2013)

10.123
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K filed November 14, 2013)

10.124
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant's Form 8-K filed November 14, 2013)

10.125
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K filed November 14, 2013)

10.126
Assignment and Assumption of Purchase Agreement, dated as of November 1, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Carrington Park, LLC (incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K filed November 14, 2013)

10.127
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Park, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Form 8-K filed November 14, 2013)

10.128
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Park, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.22 to the Registrant's Form 8-K filed November 14, 2013)

10.129
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K filed November 14, 2013)

10.130
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K filed November 14, 2013)

10.131
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed November 14, 2013)

10.132
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Park, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K filed November 14, 2013)

10.133
Assignment and Assumption of Purchase Agreement, dated as of November 1, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Carrington Champion, LLC (incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K filed November 14, 2013)

10.134
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Champion, LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed November 14, 2013)

10.135
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Champion, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K filed November 14, 2013)

10.136
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Champion, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K filed November 14, 2013)

10.137
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Champion, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.31 to the Registrant's Form 8-K filed November 14, 2013)

10.138
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.32 to the Registrant's Form 8-K filed November 14, 2013)

10.139
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Champion, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.33 to the Registrant's Form 8-K filed November 14, 2013)

10.140
Assignment and Assumption of Purchase Agreement, dated as of November 1, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Carrington Place, LLC (incorporated by reference to Exhibit 10.34 to the Registrant's Form 8-K filed November 14, 2013)

10.141
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Place, LLC (incorporated by reference to Exhibit 10.35 to the Registrant's Form 8-K filed November 14, 2013)

10.142
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Place, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.36 to the Registrant's Form 8-K filed November 14, 2013)

10.143
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Place, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.37 to the Registrant's Form 8-K filed November 14, 2013)

10.144
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Place, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.38 to the Registrant's Form 8-K filed November 14, 2013)

10.145
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.39 to the Registrant's Form 8-K filed November 14, 2013)

10.146
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Place, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.40 to the Registrant's Form 8-K filed November 14, 2013)

10.147
Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 13, 2014)

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Schema Document (Furnished herewith)
101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)
101.LAB	XBRL Labels Linkbase Document (Furnished herewith)
101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)
101.DEF	XBRL Definition Linkbase Document (Furnishced herewith)

STEADFAST INCOME REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Income REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 27, 2014

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Assets:
Real Estate:
Land	$164,206,122	$52,128,526
Building and improvements	1,337,362,574	512,420,903
Tenant origination and absorption costs	15,670,519	13,496,020
Other intangible assets	2,644,263	—
Total real estate, cost	1,519,883,478	578,045,449
Less accumulated depreciation and amortization	(48,920,319)	(18,073,362)
Total real estate, net	1,470,963,159	559,972,087
Cash and cash equivalents	19,552,205	9,528,664
Restricted cash	25,243,316	5,467,219
Rents and other receivables	28,555,764	1,414,875
Deferred financing costs and other assets, net	17,575,410	6,203,711
Total assets	$1,561,889,854	$582,586,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$30,952,792	$8,536,953
Below-market leases, net	163,237	301,349
Notes payable:
Mortgage notes payable, net	987,329,800	408,802,388
Revolving credit facility	—	5,000,000
Total notes payable, net	987,329,800	413,802,388
Distributions payable	4,058,452	1,343,399
Due to affiliates, net	9,322,038	3,471,796
Total liabilities	1,031,826,319	427,455,885
Commitments and contingencies (Note 9)
Redeemable common stock	12,945,007	3,049,521
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 74,153,580 and 22,908,859 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	741,538	229,086
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	640,181,521	191,130,977
Cumulative distributions and net losses	(123,804,541)	(39,278,923)
Total stockholders’ equity	517,118,528	152,081,150
Total liabilities and stockholders’ equity	$1,561,889,854	$582,586,556
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
	2013	2012	2011
Revenues:
Rental income	$98,018,275	$27,955,977	$5,162,314
Tenant reimbursements and other	11,083,242	2,630,955	547,859
Total revenues	109,101,517	30,586,932	5,710,173
Expenses:
Operating, maintenance and management	28,957,567	8,687,480	2,055,544
Real estate taxes and insurance	17,499,798	3,721,952	756,403
Fees to affiliates	30,713,737	13,127,558	1,519,026
Depreciation and amortization	48,454,178	14,957,857	2,577,462
Interest expense	24,308,402	6,291,193	1,186,938
General and administrative expenses	6,857,240	3,085,470	782,665
Acquisition costs	8,169,451	3,275,349	881,145
Total expenses	164,960,373	53,146,859	9,759,183
Loss on sale of real estate	(21,001)	—	—
Net loss	$(55,879,857)	$(22,559,927)	$(4,049,010)
Loss per common share — basic and diluted	$(1.39)	$(1.84)	$(1.72)
Weighted average number of common shares outstanding — basic and diluted	40,169,940	12,238,094	2,358,867
Distributions declared	$28,645,761	$8,636,158	$1,640,845
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2010	1,184,283	$11,843	1,000	$10	$9,568,008	$(2,392,983)	$7,186,878
Issuance of common stock	3,454,416	34,544	—	—	34,217,712	—	34,252,256
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(3,198,703)	—	(3,198,703)
Transfers to redeemable common stock	—	—	—	—	(539,220)	—	(539,220)
Other offering costs to affiliates	—	—	—	—	(1,849,905)	—	(1,849,905)
Distributions declared	—	—	—	—	—	(1,640,845)	(1,640,845)
Amortization of stock-based compensation	—	—	—	—	62,167	—	62,167
Net loss for the year ended December 31, 2011	—	—	—	—	—	(4,049,010)	(4,049,010)
BALANCE, December 31, 2011	4,638,699	46,387	1,000	10	38,260,059	(8,082,838)	30,223,618
Issuance of common stock	18,314,135	183,139	—	—	182,891,102	—	183,074,241
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,154,479)	—	(17,154,479)
Transfers to redeemable common stock	—	—	—	—	(2,722,156)	—	(2,722,156)
Redemption of common stock	(43,975)	(440)	—	—	(417,293)	—	(417,733)
Other offering costs to affiliates	—	—	—	—	(9,820,681)	—	(9,820,681)
Distributions declared	—	—	—	—	—	(8,636,158)	(8,636,158)
Amortization of stock-based compensation	—	—	—	—	94,425	—	94,425
Net loss for the year ended December 31, 2012	—	—	—	—	—	(22,559,927)	(22,559,927)
BALANCE, December 31, 2012	22,908,859	229,086	1,000	10	191,130,977	(39,278,923)	152,081,150
Issuance of common stock	51,373,960	513,743	—	—	522,554,977	—	523,068,720
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(49,014,259)	—	(49,014,259)
Transfers to redeemable common stock	—	—	—	—	(10,078,483)	—	(10,078,483)
Redemption of common stock	(129,239)	(1,291)	—	—	(1,245,009)	—	(1,246,300)
Other offering costs to affiliates	—	—	—	—	(13,271,892)	—	(13,271,892)
Distributions declared	—	—	—	—	—	(28,645,761)	(28,645,761)
Amortization of stock-based compensation	—	—	—	—	105,210	—	105,210
Net loss for the year ended December 31, 2013	—	—	—	—	—	(55,879,857)	(55,879,857)
BALANCE, December 31, 2013	74,153,580	$741,538	1,000	$10	$640,181,521	$(123,804,541)	$517,118,528
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(55,879,857)	$(22,559,927)	$(4,049,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,454,178	14,957,857	2,577,462
Accretion of below-market leases	(1,108,789)	(138,703)	—
Amortization of deferred financing costs	976,198	225,614	32,964
Amortization of stock-based compensation	105,210	94,425	94,667
Amortization of loan premiums/(discounts)	(987,970)	(332,348)	—
Change in fair value of interest rate cap agreements	448,984	162,761	—
Loss on sale of real estate	21,001	—	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(15,809,338)	(4,062,793)	(195,574)
Rents and other receivables	(1,182,658)	(720,767)	(77,567)
Other assets	(3,042,967)	(1,070,522)	(90,273)
Accounts payable and accrued liabilities	22,898,966	6,816,685	586,390
Due to affiliates, net	2,857,909	2,064,522	919,668
Net cash used in operating activities	(2,249,133)	(4,563,196)	(201,273)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(818,138,356)	(378,132,177)	(51,910,000)
Addition to real estate investments	(9,125,416)	(3,116,467)	(406,886)
Escrow deposits for pending real estate acquisitions	(12,189,020)	(374,900)	(893,871)
Restricted cash for investing activities	(3,966,759)	(586,078)	(622,774)
Purchase of interest rate caps	(5,778,436)	(295,870)	—
Proceeds from sale of real estate	68,999	—	—
Net cash used in investing activities	(849,128,988)	(382,505,492)	(53,833,531)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	476,799,000	249,104,000	36,415,000
Principal payments on mortgage notes payable	(16,690,976)	(14,432,386)	(91,951)
Borrowings from credit facility	62,500,000	5,000,000	—
Principal payments on credit facility	(67,500,000)	—	—
Proceeds from issuance of common stock	485,786,997	179,849,886	33,244,982
Payments of commissions on sales of common stock and related dealer manager fees to affiliates	(49,014,259)	(17,154,479)	(3,198,703)
Reimbursement of other offering costs to affiliates	(10,279,559)	(9,799,471)	(1,765,418)
Payment of deferred financing costs	(4,650,578)	(3,377,941)	(339,150)
Distributions paid to common stockholders	(14,302,663)	(4,375,205)	(887,472)
Redemptions of common stock	(1,246,300)	(417,733)	—
Net cash provided by financing activities	861,401,662	384,396,671	63,377,288
Net increase in cash and cash equivalents	10,023,541	(2,672,017)	9,342,484
Cash and cash equivalents, beginning of period	9,528,664	12,200,681	2,858,197
Cash and cash equivalents, end of period	$19,552,205	$9,528,664	$12,200,681

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,183,329	$5,518,378	$1,051,907
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$2,715,053	$1,088,807	$191,026
Assumption of mortgage notes payable to acquire real estate	$115,535,815	$124,215,072	$—
Application of escrow deposits to acquire real estate	$12,864,120	$—	$—
Premiums/(discounts) on assumed mortgage notes payable	$3,871,543	$3,370,366	$—
Issuance of mortgage notes payable to acquire real estate	$—	$2,275,000	$—
Increase in amounts receivable from transfer agent	$(25,958,231)	$(84,905)	$(412,426)
Increase (decrease) in amounts payable to affiliates for other offering costs	$2,992,333	$21,210	$84,487
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$11,628,045	$3,172,149	$562,347

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
As of December 31, 2013, the Company owned 63 multifamily properties comprising a total of 15,859 apartment homes and 30,125 square feet of rentable commercial space. For more information on the Company’s real estate portfolio, see Note 3.
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
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. The Company’s board of directors may again, in its sole discretion, change the price at which the Company offers shares of common stock to its stockholders pursuant to the DRP to reflect future changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The Company terminated its Primary Offering on December 20, 2013, but continues to offer shares of common stock pursuant to the DRP. The Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP for gross offering proceeds of $15,397,232.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 4, 2015. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
Square footage, occupancy and other measures used to describe real estate included in the notes to the consolidated financial statements are presented on an unaudited basis.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

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
DECEMBER 31, 2013

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
Sale of Real Estate Assets
Property sales or dispositions are recorded when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.
The Company classifies real estate assets as real estate held for sale when it is certain a property will be sold.
Impairment of Real Estate Assets
The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2013, 2012 and 2011.
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
DECEMBER 31, 2013

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2013 and 2012, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2013 and 2012, the Company had a restricted cash balance of $25,243,316 and $5,467,219, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
Derivative Financial Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates. As of December 31, 2013, the Company’s derivative instruments include an interest rate cap based on the Securities Industry and Financial Markets Association (“SIFMA”) Municipal Swap Index.
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
As of December 31, 2013, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
Interest rate caps - The Company has entered into certain interest rate cap agreements. These derivatives did not qualify as fair value hedges. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the caps. Therefore, the Company’s interest rate caps were classified within Level 2 of the fair value hierarchy.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate caps	$—	$5,462,561	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2013 and 2012, the fair value of the mortgage notes payable was $965,681,419 and $410,709,202, respectively, compared to the carrying value of $987,329,800 and $408,802,388, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012. Each day during the period from January 1, 2013 through December 31, 2013 was a record date for distributions.
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
DECEMBER 31, 2013

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
Reimbursements to the Advisor, the Dealer Manager, or their affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering are not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company had previously deferred the reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering until approval was obtained from the Company’s independent directors. On November 19, 2013, the independent directors approved the reimbursement of such excess costs from the Private Offering. Accordingly, during the year ended December 31, 2013, the Company reimbursed the Advisor $1,425,070 of previously deferred organization and offering costs of the Private Offering in excess of 15% of the gross offering proceeds raised in the Private Offering.
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2013, the Company recorded operating expenses of $3,561,399, which is included in general and administrative expenses in the accompanying statement of operations. Operating expenses of $7,676 remain payable and are included in due to affiliates in the accompanying balance sheet as of December 31, 2013.
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
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2013 and 2012, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2013 and 2012. As of December 31, 2013, the Company’s tax returns for calendar years 2012, 2011 and 2010 remain subject to examination by major tax jurisdictions.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

3.	Real Estate
As of December 31, 2013, the Company owned 63 multifamily properties. The following table provides summary information regarding the Company’s property portfolio:

	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding at December 31, 2013	Average Occupancy as of		Average Monthly Rent as of
							Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
1	Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$8,434,054	93.7%	96.8%	$893	$848
2	Park Place Condominiums	Des Moines, IA	12/22/2010	151	8,323,400	4,938,136	92.7%	88.6%	891	859
3	Arbor Pointe Apartments(1)	Louisville, KY	5/5/2011	130	6,500,000	5,006,199	93.1%	95.4%	733	775
4	Clarion Park Apartments(1)	Olathe, KS	6/28/2011	220	11,215,000	8,632,301	97.3%	95.5%	721	697
5	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,624,725	91.9%	95.1%	945	938
6	Truman Farm Villas(2)	Grandview, MO	12/22/2011	200	9,100,000	5,818,457	94.5%	96.5%	676	654
7	Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,899,807	95.3%	95.3%	634	615
8	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,499,432	98.0%	98.0%	900	876
9	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	92.0%	88.0%	704	728
10	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	9,084,000	93.5%	93.5%	684	699
11	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,912,669	96.4%	92.9%	872	850
12	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	24,305,671	88.6%	88.6%	937	926
13	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	91.4%	91.4%	956	945
14	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,844,621	90.5%	95.2%	964	950
15	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,614,683	89.7%	94.0%	949	869
16	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,244,494	93.8%	94.4%	874	883
17	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,818,616	94.0%	92.0%	999	992
18	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012	178	16,500,000	—	96.6%	95.5%	1,038	1,015
19	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,749,262	92.3%	93.8%	1,106	1,063
20	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,446,452	96.7%	88.8%	894	974
21	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	96.6%	58.6%	677	704

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

	Property Name	Location		Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding at December 31, 2013	Average Occupancy as of		Average Monthly Rent as of
								Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
22	Ashley Oaks Apartments	San Antonio, TX		11/29/2012	462	$30,790,000	$21,680,010	80.7%	91.1%	$792	$745
23	Arrowhead Apartments	Palatine, IL		11/30/2012	200	16,750,000	12,562,000	91.5%	96.5%	1,023	997
24	The Moorings Apartments	Roselle, IL		11/30/2012	216	20,250,000	15,187,000	94.4%	97.7%	1,036	1,010
25	Forty-57 Apartments	Lexington, KY		12/20/2012	436	52,500,000	38,500,000	95.2%	87.2%	867	866
26	Keystone Farms Apartments	Nashville, TN		12/28/2012	90	8,400,000	6,200,000	98.9%	97.8%	997	952
27	Riverford Crossing Apartments	Frankfort, KY		12/28/2012	300	30,000,000	21,900,000	90.0%	92.7%	839	861
28	South Pointe at Valley Farms	Louisville, KY		12/28/2012	32	5,275,000	—	100.0%	93.8%	1,018	969
29	Montecito Apartments	Austin, TX		12/31/2012	268	19,000,000	14,250,000	98.1%	91.8%	827	752
30	Hilliard Grand Apartments	Dublin, OH		12/31/2012	314	40,500,000	29,050,224	88.5%	92.0%	1,245	1,190
31	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1	1/31/2013	288	34,560,000	24,767,000	90.6%	—%	979	—
32	Library Lofts East	Kansas City, MO	1	2/28/2013	118	12,750,000	9,113,640	97.5%	—%	915	—
33	The Trails at Buda Ranch	Buda, TX	1	3/28/2013	264	23,000,000	17,030,000	89.8%	—%	906	—
34	Deep Deuce at Bricktown	Oklahoma City, OK	1	3/28/2013	294	38,220,000	27,382,987	84.7%	—%	1,227	—
35	Deer Valley Apartments	Lake Bluff, IL	1	4/30/2013	224	28,600,000	20,875,000	91.1%	—%	1,243	—
36	Grayson Ridge	North Richland Hills, TX	1	5/31/2013	240	14,300,000	10,725,000	95.8%	—%	712	—
37	Rosemont at Olmos Park	San Antonio, TX	1	5/31/2013	144	22,050,000	15,100,000	87.5%	—%	1,325	—
38	Retreat at Quail North	Oklahoma City, OK	1	6/12/2013	240	25,250,000	17,190,827	90.0%	—%	994	—
39	The Lodge at Trails Edge	Indianapolis, IN	1	6/18/2013	268	18,400,000	12,901,587	97.8%	—%	705	—
40	Arbors at Carrollton	Carrollton, TX	1	7/3/2013	131	8,800,000	6,382,095	94.7%	—%	817	—
41	Waterford on the Meadow	Plano, TX	1	7/3/2013	350	23,100,000	16,916,185	91.7%	—%	808	—
42	The Belmont	Grand Prairie, TX	1	7/26/2013	260	12,100,000	9,498,460	93.1%	—%	715	—
43	Meritage at Steiner Ranch	Austin, TX	1	8/6/2013	502	80,000,000	55,500,000	84.5%	—%	1,396	—
44	Tapestry Park Apartments	Birmingham, AL	1	8/13/2013	223	32,400,000	23,100,000	97.8%	—%	1,213	—
45	Dawntree Apartments	Carrollton, TX	1	8/15/2013	400	24,000,000	16,022,763	96.3%	—%	752	—
46	Stuart Hall Lofts	Kansas City, MO	1	8/27/2013	115	16,850,000	12,407,000	93.9%	—%	1,188	—
47	BriceGrove Park Apartments	Canal Winchester, OH	1	8/29/2013	240	20,100,000	14,985,000	90.0%	—%	855	—
48	Retreat at Hamburg Place	Lexington, KY	1	9/5/2013	150	16,300,000	—	94.0%	—%	978	—

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

	Property Name	Location		Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding at December 31, 2013	Average Occupancy as of		Average Monthly Rent as of
								Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
49	Cantare at Indian Lake Village	Hendersonville, TN	1	9/24/2013	206	$29,000,000	$—	96.6%	—%	$1,058	$—
50	Landing at Mansfield	Mansfield, TX	1	9/27/2013	336	30,900,000	22,750,000	93.8%	—%	895	—
51	The Heights Apartments	Houston, TX	1	9/30/2013	504	37,000,000	29,014,000	94.4%	—%	894	—
52	Villas at Huffmeister	Houston, TX	1	10/10/2013	294	37,600,000	25,963,000	95.2%	—%	1,135	—
53	Villas at Kingwood	Kingwood, TX	1	10/10/2013	330	40,150,000	28,105,000	91.2%	—%	1,140	—
54	Waterford Place at Riata Ranch	Cypress, TX	1	10/10/2013	228	23,400,000	16,340,000	94.3%	—%	1,047	—
55	Carrington Place	Houston, TX	1	11/7/2013	324	32,900,000	22,376,000	91.7%	—%	1,005	—
56	Carrington at Champion Forest	Houston, TX	1	11/7/2013	284	33,000,000	22,959,000	93.0%	—%	1,025	—
57	Carrington Park	Cypress, TX	1	11/7/2013	232	25,150,000	17,717,000	91.8%	—%	1,078	—
58	Willow Crossing	Elk Grove, IL	1	11/20/2013	579	58,000,000	43,500,000	95.5%	—%	951	—
59	Echo at Katy Ranch(3)	Katy, TX	1	12/19/2013	260	35,100,000	—	(3)	—%	1,349	—
60	Heritage Grand at Sienna Plantation	Missouri City, TX	1	12/20/2013	240	27,000,000	16,845,443	93.8%	—%	1,175	—
61	Audubon Park	Nashville, TN	1	12/27/2013	256	16,750,000	11,760,000	92.2%	—%	823	—
62	Mallard Crossing	Cincinnati, OH	1	12/27/2013	350	39,800,000	27,860,000	87.4%	—%	1,016	—
63	Renaissance at Carol Stream	Carol Stream, IL	1	12/31/2013	293	29,150,000	—	95.9%	—%	966	—
					15,859	$1,516,653,400	$987,329,800	92.4%	92.4%	$952	$873
________________

(1)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(2)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(3)
The property was constructed in 2013 and is currently in the lease-up phase of operations. As of December 31, 2013, the property was 65.8% occupied; however, such occupancy is not reflective of the stabilized occupancy. Accordingly, the occupancy for this property was excluded from the total average occupancy disclosed in the preceding table.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The purchase price for the Company’s acquisitions during the year ended December 31, 2013 was allocated as follows as of the respective closing dates of each acquisition:

Property Name	Purchase Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Below-Market Leases	(Premium) Discount on Assumed Liabilities(1)	Other Intangible Assets	Other Receivables	Total Purchase Price
The Hills at Fair Oaks	1/31/2013	$3,008,363	$31,074,847	$625,792	$(149,002)	$—	$—	$—	$34,560,000
Library Lofts East	2/28/2013	1,669,405	9,617,271	205,967	—	—	1,257,357	—	12,750,000
The Trails at Buda Ranch	3/28/2013	2,504,114	19,989,816	506,070	—	—	—	—	23,000,000
Deep Deuce at Bricktown	3/28/2013	2,529,318	36,591,572	675,076	—	(1,575,966)	—	—	38,220,000
Deer Valley Apartments	4/30/2013	2,494,142	25,576,950	528,908	—	—	—	—	28,600,000
Grayson Ridge	5/31/2013	1,594,099	12,352,127	353,774	—	—	—	—	14,300,000
Rosemont at Olmos Park	5/31/2013	2,064,447	19,562,430	423,123	—	—	—	—	22,050,000
Retreat at Quail North	6/12/2013	1,700,810	23,536,900	488,643	—	(476,353)	—	—	25,250,000
The Lodge at Trails Edge	6/18/2013	2,389,613	15,742,487	385,620	—	(117,720)	—	—	18,400,000
Arbors at Carrollton	7/3/2013	1,424,432	7,336,337	224,190	—	(184,959)	—	—	8,800,000
Waterford on the Meadow	7/3/2013	2,625,024	20,283,965	565,166	—	(374,155)	—	—	23,100,000
The Belmont	7/26/2013	1,550,028	10,901,867	362,643	—	(714,538)	—	—	12,100,000
Meritage at Steiner Ranch	8/6/2013	7,353,620	71,905,590	1,450,783	(709,993)	—	—	—	80,000,000
Tapestry Park Apartments	8/13/2013	1,844,031	30,045,327	622,323	(111,681)	—	—	—	32,400,000
Dawntree Apartments	8/15/2013	3,135,425	21,151,008	602,461	—	(888,894)	—	—	24,000,000
Stuart Hall Lofts	8/27/2013	1,585,035	13,593,300	284,759	—	—	1,386,906	—	16,850,000
BriceGrove Park Apartments	8/29/2013	1,596,212	18,052,968	450,820	—	—	—	—	20,100,000
Retreat at Hamburg Place	9/5/2013	1,605,839	14,366,246	327,915	—	—	—	—	16,300,000
Cantare at Indian Lake Village	9/24/2013	2,489,757	26,048,742	461,501	—	—	—	—	29,000,000
Landing at Mansfield	9/27/2013	3,375,831	26,891,705	632,464	—	—	—	—	30,900,000
The Heights Apartments	9/30/2013	9,869,925	25,768,344	1,361,731	—	—	—	—	37,000,000
Villas at Huffmeister	10/10/2013	5,858,663	31,020,921	720,416	—	—	—	—	37,600,000
Villas at Kingwood	10/10/2013	6,512,468	32,848,710	788,822	—	—	—	—	40,150,000
Waterford Place at Riata Ranch	10/10/2013	3,184,857	19,715,153	499,990	—	—	—	—	23,400,000
Carrington Place	11/7/2013	5,450,417	26,755,422	694,161	—	—	—	—	32,900,000
Carrington at Champion Forest	11/7/2013	3,760,329	28,623,776	615,895	—	—	—	—	33,000,000
Carrington Park	11/7/2013	3,241,747	21,383,908	524,345	—	—	—	—	25,150,000
Willow Crossing	11/20/2013	8,091,870	48,193,223	1,714,907	—	—	—	—	58,000,000
Echo at Katy Ranch(2)	12/19/2013	4,402,862	29,946,133	473,720	—	—	—	277,285	35,100,000

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Property Name	Purchase Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Below-Market Leases	(Premium) Discount on Assumed Liabilities(1)	Other Intangible Assets	Other Receivables	Total Purchase Price
Heritage Grand at Sienna Plantation	12/20/2013	$3,776,547	$22,216,270	$546,141	$—	$461,042	$—	$—	$27,000,000
Audubon Park	12/27/2013	2,489,428	13,841,479	419,093	—	—	—	—	16,750,000
Mallard Crossing	12/27/2013	2,383,256	36,746,171	670,573	—	—	—	—	39,800,000
Renaissance at Carol Stream	12/31/2013	4,605,682	23,970,390	573,928	—	—	—	—	29,150,000
		$112,167,596	$815,651,355	$19,781,720	$(970,676)	$(3,871,543)	$2,644,263	$277,285	$945,680,000
________________

(1)	Loan premiums and discounts are amortized to interest expense over the remaining term of the assumed loan.

(2)
In connection with the acquisition of the property, the sellers agreed to guarantee minimum net monthly collections of $316,257 for six months from the date of purchase up to a maximum of $565,051. The Company estimated the acquisition date fair value of $277,285 based on projected increases in occupancy during the term of the guarantee. As of December 31, 2013, the receivable balance was $237,792.

As of December 31, 2013 and 2012, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2013
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$164,206,122	$1,337,362,574	$15,670,519	$2,644,263	$1,519,883,478	$(1,410,728)
Less: Accumulated depreciation and amortization	—	(41,619,747)	(7,214,044)	(86,528)	(48,920,319)	1,247,491
Net investments in real estate and related lease intangibles	$164,206,122	$1,295,742,827	$8,456,475	$2,557,735	$1,470,963,159	$(163,237)

	December 31, 2012
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$52,128,526	$512,420,903	$13,496,020	$—	$578,045,449	$(440,052)
Less: Accumulated depreciation and amortization	—	(9,515,773)	(8,557,589)	—	(18,073,362)	138,703
Net investments in real estate and related lease intangibles	$52,128,526	$502,905,130	$4,938,431	$—	$559,972,087	$(301,349)
Depreciation and amortization expense was $48,454,178, $14,957,857 and $2,577,462 for the years ended December 31, 2013, 2012 and 2011, respectively.
The increase in net loss as a result of amortization of the Company’s tenant origination and absorption costs for the years ended December 31, 2013, 2012 and 2011 was $16,263,676, $6,743,018 and $1,423,927, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the years ended December 31, 2013, 2012 and 2011 was $1,108,789, $138,703 and $0. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
The future amortization of the Company’s acquired other intangible assets as of December 31, 2013 and thereafter is as follows:

2014	$153,168
2015	153,168
2016	153,168
2017	153,168
2018	153,168
Thereafter	1,791,896
$2,557,736
Operating Leases
As of December 31, 2013, the Company’s real estate portfolio comprised 15,859 residential apartment homes and was 94.7% leased by a diverse group of residents. For the year ended December 31, 2013, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. For the year ended December 31, 2012, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from one to four years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,560,623 and $1,809,508 as of December 31, 2013 and 2012, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2013 and thereafter is as follows:

2014	$332,429
2015	251,066
2016	224,012
2017	224,312
2018	37,597
Thereafter	—
$1,069,416
As of December 31, 2013 and 2012, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

4.	Deferred Financing Costs and Other Assets
As of December 31, 2013 and 2012, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	December 31, 2013	December 31, 2012
Deferred financing costs	$8,440,169	$3,789,591
Less: accumulated amortization	(1,235,886)	(259,688)
	7,204,283	3,529,903
Prepaid expenses	3,142,924	975,843
Interest rate caps (Note 10)	5,462,561	133,109
Escrow deposits for pending real estate acquisitions	500,000	1,175,100
Deposits	1,265,642	389,756
	$17,575,410	$6,203,711

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

5.	Debt
Notes Payable
The following is a summary of notes payable secured by real property as of December 31, 2013 and 2012:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2013	December 31, 2012
1	Lincoln Tower	Principal and interest	May 1, 2019	3.66%	$8,434,054	$8,652,963
2	Park Place(2)	Interest only	July 1, 2018	3.50%	4,938,136	5,000,000
3	Arbor Pointe	Principal and interest	June 1, 2018	4.86%	5,006,199	5,087,013
4	Clarion Park	Principal and interest	July 1, 2018	4.58%	8,632,301	8,778,412
5	Cooper Creek	Principal and interest(3)	September 1, 2018	3.89%	6,624,725	6,743,782
6	Truman Farm Villas	Principal and interest(3)	January 1, 2019	3.78%	5,818,457	5,915,000
7	Prairie Walk	Principal and interest(3)	January 1, 2019	3.74%	3,899,807	3,965,000
8	EBT Lofts	Principal and interest(3)	January 1, 2019	3.82%	5,499,432	5,590,000
9	Windsor on the River(11)	Interest only	May 1, 2042	Variable(4)(11)	23,500,000	23,500,000
10	Renaissance(5)	Principal and interest(3)	January 1, 2023	3.85%	9,084,000	9,084,000
11	Spring Creek(10)	Principal and interest	February 1, 2018	4.88%	13,912,669	14,236,229
12	Montclair Parc	Principal and interest	May 1, 2019	3.70%	24,305,671	24,766,709
13	Sonoma Grande	Principal and interest(6)	June 1, 2019	3.31%	22,540,000	22,540,000
14	Estancia(10)	Interest only	October 1, 2017(7)	5.94%	21,844,621	22,203,718
15	Montelena(10)	Principal and interest(8)	August 1, 2018	4.82%	12,614,683	12,817,796
16	Valley Farms	Principal and interest	January 1, 2020	4.25%	10,244,494	10,400,000
17	Hilliard Park	Principal and interest(3)	October 1, 2022	3.62%	13,818,616	13,860,000
18	Sycamore Terrace	Principal and interest	December 1, 2019	1-Mo LIBOR + 3.44%	—	11,550,000
19	Hilliard Summit	Principal and interest(3)	October 1, 2022	3.56%	16,749,262	16,800,000
20	Springmarc	Principal and interest(3)	November 1, 2019	3.69%	15,446,452	15,470,000
21	Ashley Oaks(11)	Principal and interest(3)	November 1, 2021	1-Mo LIBOR + 2.35%	21,680,010	$21,712,000

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2013	December 31, 2012
22	Arrowhead	Principal and interest(3)	December 1, 2019	3.38%	$12,562,000	$12,562,000
23	The Moorings	Principal and interest(3)	December 1, 2019	3.37%	15,187,000	15,187,000
24	Forty-57	Principal and interest(9)	January 1, 2023	3.73%	38,500,000	38,500,000
25	Keystone Farms	Principal and interest(3)	January 1, 2023	3.86%	6,200,000	6,200,000
26	Riverford Crossing	Principal and interest(9)	January 1, 2023	3.78%	21,900,000	21,900,000
27	South Pointe	Interest only	June 3, 2013	6.00%	—	2,275,000
28	Montecito	Principal and interest(3)	January 1, 2020	3.47%	14,250,000	14,250,000
29	Hilliard Grand	Principal and interest	August 1, 2052	5.59%	29,050,224	29,255,766
30	The Hills at Fair Oaks	Principal and interest(9)	February 1, 2023	4.02%	24,767,000	—
31	Library Lofts	Principal and Interest	April 1, 2020	3.66%	9,113,640	—
32	Trails at Buda Ranch(11)	Principal and interest(3)	April 1, 2023	1-Mo LIBOR + 2.42%	17,030,000	—
33	Deep Deuce at Bricktown Apartments(10)	Principal and interest	April 1, 2018	5.04%	24,603,299	—
34	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,779,688	—
35	Deer Valley(11)	Principal and interest(3)	May 1, 2023	1-Mo LIBOR + 2.40%	20,875,000	—
36	Grayson Ridge(11)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.63%	10,725,000	—
37	Rosemont at Olmos Park(11)	Principal and interest(9)	July 1, 2020	1-Mo LIBOR + 2.65%	15,100,000	—
38	Retreat at Quail North(10)	Principal and interest	January 1, 2053	4.80%	17,190,827	—
39	The Lodge at Trails Edge(10)	Principal and interest	November 1, 2020	4.47%	10,965,388	—
40	The Lodge at Trails Edge — Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,936,199	—
41	Arbors of Carrollton(10)	Principal and interest	December 1, 2020	4.83%	5,395,471	—
42	Arbors of Carrollton — Supplemental Loan	Principal and interest	December 1, 2020	4.83%	986,624	—
43	Waterford on the Meadow(10)	Principal and interest	December 1, 2020	4.70%	14,154,991	—
44	Waterford on the Meadow — Supplemental Loan	Principal and interest	December 1, 2020	4.78%	2,761,194	—
45	The Belmont(10)	Principal and interest	March 1, 2021	5.91%	9,498,460	—

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2013	December 31, 2012
46	Meritage at Steiner Ranch(11)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.47%	$55,500,000	$—
47	Tapestry Park(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.44%	23,100,000	—
48	Dawntree(10)	Principal and interest(12)	August 6, 2021	5.48%	16,022,763	—
49	Stuart Hall(11)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.75%	12,407,000	—
50	BriceGrove Park(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.58%	14,985,000	—
51	Landing at Mansfield(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.69%	22,750,000	—
52	The Heights(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.60%	29,014,000	—
53	Villas at Huffmeister(11)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	25,963,000	—
54	Villas at Kingwood(11)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	28,105,000	—
55	Waterford Place at Riata Ranch(11)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.64%	16,340,000	—
56	Carrington Place(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	22,376,000	—
57	Carrington at Champion Forest(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	22,959,000	—
58	Carrington Park(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	17,717,000	—
59	Willow Crossing(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.20%	43,500,000	—
60	Heritage Grand at Sienna Plantation(10)	Principal and interest	January 1, 2053	4.65%	16,845,443	—
61	Audubon Park(11)	Principal and interest(9)	January 1, 2024	1-Mo LIBOR + 2.41%	11,760,000	—
62	Mallard Crossing(11)	Principal and interest(3)	January 1, 2021	1-Mo LIBOR + 2.57%	27,860,000	—
					$987,329,800	$408,802,388
_______________

(1)
Except as otherwise noted, interest on the notes accrues at a fixed rate per annum. At December 31, 2013, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.29% and 2.62%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.48% as of December 31, 2013.

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
DECEMBER 31, 2013

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

(6)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(7)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(8)	A monthly payment of interest only was due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

(10)
The following table summarizes the debt premiums and discounts as of December 31, 2013, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Property Name	Unamortized Portion of Debt Premium (Discount) as of December 31, 2013	Amortization of Debt Premium (Discount) During the Year Ended December 31,
		2013	2012	2011
Spring Creek	$415,076	$101,428	$82,342	$—
Estancia	1,344,621	359,096	181,544	—
Montelena	671,428	146,368	68,462	—
Deep Deuce at Bricktown	1,336,182	239,784	—	—
Retreat at Quail North	469,968	6,385	—	—
The Lodge at Trails Edge	109,034	8,686	—	—
Arbors of Carrollton	172,490	12,469	—	—
Waterford on the Meadow	348,931	25,224	—	—
The Belmont	673,758	40,780	—	—
Dawntree	840,763	48,131	—	—
Heritage Grand at Sienna Plantation	(460,661)	(381)	—	—
	$5,921,590	$987,970	$332,348	$—

(11)	See Note 10 for a discussion of the interest rate caps used to manage the exposure to interest rate movement on the Company's variable rate loans.

(12)	A monthly payment of interest only is due and payable through August 6, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.
Revolving Credit Facility
On October 22, 2012, the Company entered into an unsecured revolving line of credit with PNC Bank, N.A. to borrow up to $5,000,000. On April 25, 2013, the Company amended the credit facility to increase the borrowing capacity to $20,000,000. Each advance under the credit facility is due within 180 days from the date of the advance and all unpaid principal and interest is due and payable in full on April 25, 2014.
For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the credit agreement), (B) the sum of the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, and (C) LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of December 31, 2013, $0 was outstanding. As of December 31, 2012, $5,000,000 was outstanding bearing interest at one-month LIBOR plus 3.0%.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The following is a summary of the Company’s aggregate maturities as of December 31, 2013:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on outstanding debt obligations(1)	$987,329,800	$9,735,536	$15,647,538	$17,631,267	$38,825,629	$87,601,544	$817,888,286
________________

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.
The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2013 and 2012, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense of $24,308,402, $6,291,193 and $1,186,938, respectively. Interest expense for the years ended December 31, 2013, 2012 and 2011 includes amortization of deferred financing costs of $976,198, $225,614 and $32,964, amortization of loan premiums of $987,970, $332,348 and $0, and net unrealized losses from the change in fair value of interest rate caps of $448,984, $162,761 and $0, respectively. Interest expense of $2,539,966 and $852,105 was payable as of December 31, 2013 and 2012, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
As of December 31, 2013, the Company’s weighted-average interest rate on its outstanding debt was 3.48%.
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
On March 26, 2013, the Reimbursement Agreement was amended to, among other things, modify certain financial covenants. In connection with the amendment, the Company agreed to deposit $50,000 each month into a principal reserve account beginning on March 26, 2013 and continuing on the first day of each month until the termination of the Reimbursement Agreement. As of December 31, 2013, the total balance of the principal reserve account was $500,000 and is included in restricted cash in the accompanying consolidated balance sheet.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception through December 31, 2013, the Company had issued 74,245,616 shares of common stock in its Private Offering and Public Offering for offering proceeds of $655,388,605, including 1,588,289 shares of common stock pursuant to the DRP, for total proceeds of $15,397,232, net of offering costs of $95,845,468. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $26,549,087 and $590,856 of amounts receivable from the Company’s transfer agent as of December 31, 2013 and 2012, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
The Company granted the following shares of restricted stock to its independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting:

Grant Year	Total Shares Granted	Weighted Average Fair Value
2010	15,000	$8.55
2011	12,500	9.10
2012	17,500	9.23
2013	10,000	10.24
	55,000	$9.20
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
Included in general and administrative expenses is $105,210, $94,425 and $62,167 for the years ended December 31, 2013, 2012 and 2011, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining vesting term of the restricted common stock is 1.32 years as of December 31, 2013.
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
DECEMBER 31, 2013

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2013 and 2012, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company’s common stock are issued pursuant to the DRP at a price of $9.73 per share. The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
DECEMBER 31, 2013

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

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day the Company publicly discloses, subsequent to completion of the Offering Stage, a new Estimated Value per Share. Thereafter, the Estimated Value per Share is determined by the board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor. The Company considered the Company’s Offering Stage complete upon the termination of the Public Offering on December 20, 2013.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. During the year ended December 31, 2013, the Company redeemed a total of 129,239 shares with a total redemption value of $1,246,300 and received requests for the redemption of 155,522 shares with a total redemption value of $1,478,885. During the year ended December 31, 2012, the Company redeemed a total of 44,019 shares with a total redemption value of $418,147 and received requests for the redemption of 49,943 shares with a total redemption value of $475,830.
As of December 31, 2013, the Company had 46,099 shares of outstanding and unfulfilled redemption requests and recorded $448,478 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of December 31, 2013 of $448,478 on the January 31, 2014 redemption date.
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase plan. The Company presently intends to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to the DRP and in no event shall redemptions under the share repurchase plan exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of the Company’s common stock.
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
Pursuant to the share repurchase plan, for the years ended December 31, 2013 and 2012, the Company reclassified $10,078,483 and $2,722,156, net of $1,246,300 and $418,147 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, in order to provide additional available funds to pay distributions, the Company’s obligation to pay up to $5,000,000 of fees due to the Advisor pursuant to the Advisory Agreement was deferred. If, during any calendar quarter during the Offering Stage, the distributions paid by the Company exceeded funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company was obligated to pay the Advisor were deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceeded Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. As of December 31, 2013 and 2012, $5,000,000 and $2,399,153, respectively, of fees had been deferred pursuant to the Advisory Agreement.
The Company is only obligated to pay the Advisor its deferred fees if and to the extent that cumulative Adjusted Funds From Operations (as defined in the Advisory Agreement) for the period beginning on the date of the commencement of the Private Offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the DRP) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the period from the commencement of the Public Offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor.
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
Distributions declared for the years ended December 31, 2013 and 2012 were $28,645,761 and $8,636,158, including $13,024,776 and $3,637,548, or 1,338,620 shares and 378,390 shares, respectively, of common stock issued pursuant to the DRP.
As of December 31, 2013 and 2012, $4,058,452 and $1,343,399 distributions declared were payable, which included $1,963,570 and $566,840 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2013 and 2012, the Company paid cash distributions of $14,302,663 and $4,375,205, which related to distributions declared for each day in the period from December 1, 2012 through November 30, 2013 and December 1, 2011 through November 30, 2012, respectively. Additionally, for the years ended December 31, 2013 and 2012, 1,195,071 and 330,688 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $11,628,045 and $3,172,149, respectively. For the years ended December 31, 2013 and 2012, the Company paid total distributions of $25,930,708 and $7,547,354.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

7.	Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor. Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company had also entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which the Company paid certain fees and expenses to the Dealer Manager in connection with the Public Offering, which terminated on December 20, 2013. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. As discussed in Note 6, in certain circumstances, the Company’s obligation to pay $5,000,000 of the fees due to the Advisor pursuant to the Advisory Agreement has been deferred.
Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Incurred For the Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$7,409,393	$1,887,866	$258,987
Acquisition fees(1)	19,148,107	10,131,220	1,060,073
Acquisition expenses(2)	4,433,861	1,033,301	371,104
Property management
Fees(1)	3,226,878	960,968	199,966
Reimbursement of onsite personnel(3)	9,343,021	3,004,041	654,544
Other fees(1)	929,359	147,504	—
Other operating expenses(4)	3,561,399	1,427,993	189,065
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	421,776	—	—
Additional paid-in-capital
Other offering costs reimbursement	13,271,892	9,820,681	1,849,905
Selling commissions	31,187,852	10,895,367	2,026,361
Dealer management fees	17,826,407	6,259,112	1,172,342
	$110,759,945	$45,568,053	$7,782,347
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.
Amounts attributable to the Advisor and its affiliates incurred and paid for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Paid (Received) For the Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations:
Expensed
Investment management fees	$4,630,082	$383,359	$44,604
Acquisition fees	19,436,769	9,876,075	735,771
Acquisition expenses	4,577,909	997,180	294,732
Property management
Fees	2,960,930	834,537	182,778
Reimbursement of onsite personnel	8,976,013	2,848,511	608,231
Other fees	899,579	132,064	—
Other operating expenses	3,712,827	1,456,646	1,308
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	421,776	—	—
Additional paid-in-capital
Other offering costs reimbursement	10,279,559	9,799,471	1,765,418
Selling commissions	31,187,852	10,895,367	2,026,361
Dealer management fees	17,826,407	6,259,112	1,172,342

Due from Advisor	—	—	(53,353)
	$104,909,703	$43,482,322	$6,778,192

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2013 and 2012 are as follows:

	Payable as of
	December 31, 2013	December 31, 2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,530,042	$1,750,731
Acquisition fees(2)	648,422	937,084
Acquisition expenses	—	144,048
Property management
Fees	416,581	150,633
Reimbursement of onsite personnel	568,851	201,843
Other fees	45,220	15,440
Other operating expenses	7,676	159,104
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	3,105,246	112,913
Due to affiliates, net	$9,322,038	$3,471,796
________________

(1)	Investment management fees earned by the Advisor totaling $4,351,578 and $1,750,731 were deferred as of December 31, 2013 and 2012, respectively, pursuant to the terms of the Advisory Agreement.

(2)
Acquisition fees earned by the Advisor totaling $648,422 and $648,422 were deferred as of December 31, 2013 and 2012, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $0 and $288,662 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively.

Organization and Offering Costs
Organization and offering costs (other than selling commissions and dealer manager fees) of the Company were initially paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Any reimbursement of expenses paid to the Advisor will not exceed actual expenses incurred by the Advisor. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.
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
DECEMBER 31, 2013

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
Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company elected not to make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval was obtained from the independent directors of the Company. On November 19, 2013, the independent directors approved the reimbursement of the organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering. Accordingly, the Company reimbursed the Advisor $1,425,070 for such organization and offering costs in 2013. From inception through December 31, 2013, the total offering costs incurred by the Advisor or its affiliates and reimbursed by the Company with respect to the Private Offering was $2,301,719.
The amount of reimbursable organization and offering (“O&O”) costs related to the Public Offering that have been paid or recognized from inception through December 31, 2013 is as follows:

	Amount	Percentage of Gross Public Offering Proceeds
Gross offering proceeds from Public Offering (excluding DRP):	$729,992,516	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$109,498,877	15.00%
O&O expenses recorded
Sales commissions paid	$44,413,086	6.08%
Broker dealer fees paid	25,428,455	3.48%
Public offering cost reimbursements	20,596,961	2.82%
Public offering cost reimbursements accrual	3,105,247	0.43%
Organizational cost reimbursements	100,738	0.01%
Total O&O costs reimbursements recorded by the company	$93,644,487	12.83%
The Company also reimbursed certain costs of bona fide training and education meetings (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company did not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of FINRA.
Organization costs are expensed as incurred. From inception through December 31, 2013, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the years ended December 31, 2013, 2012 and 2011.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

years ended December 31, 2013, 2012 and 2011, the Advisor did not incur any costs related to the Private Offering, however, during the quarter ended December 31, 2013, the Company reimbursed the Advisor for $1,425,070 of previously deferred offering costs related to the Private Offering. From inception through December 31, 2013, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719.
For the years ended December 31, 2013, 2012 and 2011, the Company reimbursed the Advisor $60,861,080, $26,987,107 and $5,048,608, respectively, of offering costs related to the Public Offering, including $3,203,872, $1,458,000 and $851,000 of amounts paid to Crossroads for certain offering services provided to the Company.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through December 31, 2013, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749. The Company accrued $3,105,246 and $112,913 for the reimbursement of offering costs in the financial statements as of December 31, 2013 and 2012, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. During the years ended December 31, 2013 and 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $4,351,578 and $1,750,731 of investment management fees the Company was obligated to pay the Advisor have been deferred as of December 31, 2013 and 2012, respectively.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the years ended December 31, 2013, 2012 and 2011, the Company incurred acquisition fees of $19,148,107, $10,131,220 and $1,060,073, of which $19,436,769, $9,876,075 and $735,771 was paid to the Advisor. Acquisition fees of $0 and $288,662 were due and payable and included in due to affiliates in the accompanying balance sheets at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the distributions the Company paid exceeded the Company’s Adjusted Funds From Operations for each period; therefore, in accordance with the Advisory Agreement, $648,422 and $648,422 of acquisition fees the Company was obligated to pay the Advisor had been deferred as of December 31, 2013 and 2012, respectively.
In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the year ended December 31, 2013, the Advisor incurred $4,433,861 of direct acquisition costs and the Company paid $3,735,590 of acquisition costs to third parties. No amounts were incurred or paid during the years ended December 31, 2012 and 2011.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties except for EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $3,226,878, $960,968 and $199,966, respectively, of property management fees, of which $2,960,930, $834,537 and $182,778 was paid to the Property Manager. Property management fees totaling $416,581 and $150,633 were payable to the Property Manager at December 31, 2013 and 2012, respectively.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. For the years ended December 31, 2013 and 2012, the Company incurred $929,359 and $147,504 of other fees, of which $899,579 and $132,064 was paid to the Property Manager. The Company did not incur other fees in connection with the Property Management Agreements during the year ended December 31, 2011. Other fees totaling $45,220 and $15,440 were payable to the Property Manager at December 31, 2013 and 2012, respectively.
In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $9,343,021, $3,004,041 and $654,544 of salaries and related benefits of on-site property management employees, of which $8,976,013, $2,848,511 and $608,231 was paid to the Property Manager. Property management expenses totaling $568,851 and $201,843 were payable to the Property Manager at December 31, 2013 and 2012, respectively.
Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned renovation for certain of the Company's properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. For the year ended December 31, 2013, the Company incurred $421,776 of construction management fees, of which $421,776 was paid to the Construction Manager. No construction management fees were incurred for the years ended December 31, 2012 and 2011. No construction management fees were payable to the Construction Manager at December 31, 2013 and December 31, 2012.
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
DECEMBER 31, 2013

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
For the year ended December 31, 2013, the Advisor and its affiliates incurred $3,561,399 of the Company’s operating expenses, including the allocable share of Advisor’s overhead expenses of $3,561,399, none of which were in excess of the 2%/25% Limitation, and $2,571,910 of previously deferred operating expenses, all of which are included in the $6,857,240 of general and administrative expenses recognized by the Company. As of December 31, 2013, the Company's total operating expenses were 0.4% of its average invested assets and 6.4% of its net loss.
For the year ended December 31, 2012, the Advisor and its affiliates incurred $1,427,993 of the Company’s operating expenses, including the allocable share of Advisor's overhead expenses of $930,187, none of which were in excess of the 2%/25% Limitation and are included in the $3,085,470 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2011, the Advisor and its affiliates incurred $1,975,549 of the Company’s operating expenses in excess of the 2%/25% Limitation, consisting of general and administrative expenses of $1,123,107 and the Company's allocable share of the Advisor's overhead of $852,442, none of which was included in the $782,665 of general and administrative expenses recognized by the Company.
From inception through December 31, 2013, the Advisor and its affiliates incurred operating expenses in excess of the 2%/25% Limitation on behalf of the Company of $2,571,910 consisting of $1,123,107 of general and administrative expenses and $1,448,803 of the Company’s allocable share of the Advisor’s overhead expenses. These excess amounts were recognized by the Company during the quarter ended December 31, 2013 upon approval of the independent directors on November 19, 2013.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of disposition fees payable to the Advisor for the sale of any

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price. On November 27, 2013, the Company sold the parking lot associated with the Park Place property to an unaffiliated third-party for $75,000. However, no disposition fee was paid to the Advisor because such fee would have caused the total commissions to exceed the 6% limitation. As of December 31, 2013, the Company had not incurred any disposition fees.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. For the years ended December 31, 2013, 2012 and 2011, the Company paid selling commissions of $31,187,852, $10,895,367 and $2,026,361 and dealer manager fees of $17,826,407, $6,259,112 and $1,172,342, respectively.

8.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2013 and 2012, except those awards granted to the independent directors as described below.
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
On April 15, 2010, after raising $2,000,000 in gross offering proceeds in the Private Offering, the Company granted each of the then three independent directors 5,000 shares of restricted common stock. On August 11, 2011, the Company granted each of the then three independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On October 23, 2011, one of the independent directors resigned from the Company’s board of directors and, by so doing, forfeited 4,375 shares of unvested restricted common stock. On October 24, 2011, the Company granted a newly elected independent director 5,000 shares of restricted common stock. On August 8, 2012, the Company granted each of the three then independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On October 1, 2012, the Company granted 5,000 shares of restricted common stock to each of its two new independent directors. On August 7, 2013, the Company granted each of the four independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors elected to receive 50% of director compensation in stock through December 31, 2011. The Company recorded stock-based compensation expense of $105,210 and $94,425 for the years ended December 31, 2013 and December 31, 2012, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

On November 15, 2012, the Company entered into a Stock Purchase Plan (the “Plan”) with Ella Shaw Neyland, the Company's President and a member of the Company's board of directors, whereby Ms. Neyland agreed to invest $5,530 for 600 shares of common stock pursuant to the Company’s Public Offering on the first day of each fiscal quarter. The shares were purchased pursuant to the Plan at a price of $9.2160 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.The Plan terminated on November 15, 2013. As of December 31, 2013, Ms. Neyland purchased 2,400 shares for $22,118 pursuant to the Plan.

9.	Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
DECEMBER 31, 2013

10.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate caps are used to accomplish this objective. As of December 31, 2013, the Company had 21 interest rate caps with notional amounts totaling $483,278,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2013:

			Effective Date	Maturity Date		Notional Amount		Variable Rate	Cap Rate		Fair Value as of December 31,
Property	Type	Purpose					Based on				2013	2012
Windsor on the River	Cap	Cap Floating Rate	2/9/2012	2/1/2017	/	$23,500,000	SIFMA Municipal Swap Index	0.06%	3.00%	/	$121,310	$113,481
				2/1/2019					5.00%
Ashley Oaks	Cap	Cap Floating Rate	10/24/2011	11/1/2016		21,712,000	One-Month LIBOR	0.17%	5.00%		19,729	19,628
Trails at Buda Ranch	Cap	Cap Floating Rate	3/28/2013	4/1/2018		17,030,000	One-Month LIBOR	0.17%	2.00%		335,483	—
Deer Valley	Cap	Cap Floating Rate	4/30/2013	5/1/2018		20,875,000	One-Month LIBOR	0.17%	2.00%		439,064	—
Grayson Ridge	Cap	Cap Floating Rate	6/26/2013	7/1/2017		10,725,000	One-Month LIBOR	0.17%	2.00%		115,262	—
Rosemont at Olmos Park	Cap	Cap Floating Rate	6/20/2013	7/1/2017		15,100,000	One-Month LIBOR	0.17%	2.00%		164,538	—
Meritage at Steiner Ranch	Cap	Cap Floating Rate	8/6/2013	9/1/2017		55,500,000	One-Month LIBOR	0.17%	2.00%		715,411	—
Tapestry Park	Cap	Cap Floating Rate	9/23/2013	10/1/2017		23,100,000	One-Month LIBOR	0.17%	3.56%		154,735	—
Stuart Hall	Cap	Cap Floating Rate	8/27/2013	9/1/2017		12,407,000	One-Month LIBOR	0.17%	3.50%		62,083	—
BriceGrove Park	Cap	Cap Floating Rate	9/24/2013	10/1/2017		14,985,000	One-Month LIBOR	0.17%	3.42%		110,612	—
Landing at Mansfield	Cap	Cap Floating Rate	9/27/2013	10/1/2017		22,750,000	One-Month LIBOR	0.17%	2.50%		251,548	—
The Heights	Cap	Cap Floating Rate	9/30/2013	10/1/2017		29,014,000	One-Month LIBOR	0.17%	2.50%		312,618	—
Villas at Huffmeister	Cap	Cap Floating Rate	10/10/2013	11/1/2017		25,963,000	One-Month LIBOR	0.17%	2.50%		303,798	—
Villas at Kingwood	Cap	Cap Floating Rate	10/10/2013	11/1/2017		28,105,000	One-Month LIBOR	0.17%	2.50%		328,862	—
Waterford Place at Riata Ranch	Cap	Cap Floating Rate	10/10/2013	11/1/2017		16,340,000	One-Month LIBOR	0.17%	2.50%		191,198	—

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

			Effective Date	Maturity Date		Notional Amount		Variable Rate	Cap Rate		Fair Value as of December 31,
Property	Type	Purpose					Based on				2013	2012
Carrington Place	Cap	Cap Floating Rate	11/7/2013	11/30/2014	/	$22,376,000	One-Month LIBOR	0.17%	2.00%	/	$302,878	$—
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.10%
Carrington at Champion Forest	Cap	Cap Floating Rate	11/7/2013	11/30/2014	/	22,959,000	One-Month LIBOR	0.17%	2.00%	/	310,770	—
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.10%
Carrington Park	Cap	Cap Floating Rate	11/7/2013	11/30/2014	/	17,717,000	One-Month LIBOR	0.17%	2.00%	/	239,815	—
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.10%
Willow Crossing	Cap	Cap Floating Rate	11/20/2013	11/30/2014	/	43,500,000	One-Month LIBOR	0.17%	2.00%	/	448,006	—
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.65%
Audubon Park	Cap	Cap Floating Rate	12/27/2013	12/31/2014	/	11,760,000	One-Month LIBOR	0.17%	2.00%	/	184,362	—
				12/31/2015	/				2.75%	/
				12/31/2016	/				3.50%	/
				12/31/2017	/				4.25%	/
				1/1/2019					4.75%
Mallard Crossing	Cap	Cap Floating Rate	12/27/2013	12/31/2014	/	27,860,000	One-Month LIBOR	0.17%	2.00%	/	350,479	—
				12/31/2015	/				2.50%	/
				12/31/2016	/				3.00%	/
				1/1/2018					3.40%
						$483,278,000					$5,462,561	$133,109
The interest rate caps are not designated, nor do they qualify as, cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate caps in interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2013 and 2012 resulted in an unrealized loss of $448,984 and $162,761, which are included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate caps of $5,462,561 and $133,109 are included in deferred financing costs and other assets on the accompanying balance sheets as of December 31, 2013 and 2012, respectively.

11.	Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2013 and 2012. The Company acquired 33 properties during the year ended December 31, 2013. These properties contributed $37,248,646 of revenues and $14,880,907 of net loss, including $22,666,159 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2013. The following unaudited pro forma information for the years ended December 31, 2013 and 2012 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2013	2012
Revenues	$184,841,590	$183,817,788
Net income (loss)	$3,046,108	$(56,799,212)
Basic and diluted net loss per common share	$0.04	$(0.77)
Weighted-average number of common shares outstanding, basic and diluted	74,153,580	74,153,580
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the year ended December 31, 2013 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2012 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

12.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the year ended December 31, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013:
Revenues	$18,590,756	$22,370,453	$28,761,843	$39,378,465	$109,101,517
Net loss	(8,591,901)	(7,746,115)	(14,707,104)	(24,834,737)	(55,879,857)
Loss per common share, basic and diluted	(0.34)	(0.24)	(0.34)	(0.42)	(1.39)
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718
2012:
Revenues	$3,892,820	$5,954,635	$8,617,549	$12,121,928	$30,586,932
Net loss	(3,273,591)	(4,899,516)	(4,963,149)	(9,423,671)	(22,559,927)
Loss per common share, basic and diluted	(0.56)	(0.57)	(0.36)	(0.46)	(1.84)
Distributions declared per common share	0.174	0.174	0.177	0.181	0.706

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2013

13.	Subsequent Events
Distributions Paid
On January 2, 2014, the Company paid distributions of $4,058,452, which related to distributions declared for each day in the period from December 1, 2013 through December 31, 2013 and consisted of cash distributions paid in the amount of $2,094,882 and $1,963,570 in shares issued pursuant to the DRP.
On February 1, 2014, the Company paid distributions of $4,526,544, which related to distributions declared for each day in the period from January 1, 2014 through January 31, 2014 and consisted of cash distributions paid in the amount of $2,294,079 and $2,232,465 in shares issued pursuant to the DRP.
On March 1, 2014, the Company paid distributions of $4,098,020, which related to distributions declared for each day in the period from February 1, 2014 through February 28, 2014 and consisted of cash distributions paid in the amount of $2,069,864 and $2,028,156 in shares issued pursuant to the DRP.
Share Redemption
On January 31, 2014, the Company redeemed 48,460 shares of the Company's common stock for a total redemption value of $464,161, or $9.58 per share, pursuant to the Company's share repurchase plan.
Distribution Reinvestment Plan
On January 3, 2014, the Company filed a Form S-3 with the SEC to offer up to 12,000,000 shares of common stock to existing shareholders pursuant to the DRP. From January 3, 2014 through March 21, 2014, the Company had sold 438,161 shares of its common stock pursuant to the DRP for gross offering proceeds of $4,263,304.
Acquisition of Multifamily Property
On March 5, 2014 (the “Closing Date”), Steadfast Income REIT, Inc. (the “Company”), through SIR Sycamore Terrace, LLC (“SIR Sycamore Terrace”), an indirect, wholly-owned subsidiary of the Company, acquired from a third party seller a fee simple interest in a 72-unit multifamily residential community located in Terre Haute, Indiana, commonly known as Watermark at Sycamore Terrace Phase II (the “Property”). SIR Sycamore Terrace acquired the Property for an aggregate purchase price of $6,674,157, excluding closing costs. SIR Sycamore Terrace funded the payment of the purchase price for the Property with proceeds from the Company’s continuous public offering, which terminated on December 20, 2013.
On September 20, 2012, the Company acquired 178 apartment homes, commonly known as Sycamore Terrace Apartments, immediately adjacent to the Property (“Phase I”). On the Closing Date, the Property, together with Phase I, will be commonly referred to as Sycamore Terrace Apartments.
Renewal of the Advisory Agreement
On March 11, 2014, the Company entered into Amendment No. 5 to the Advisory Agreement in order to renew the term of the Advisory Agreement, effective May 4, 2014, for an additional one year term ending on May 4, 2015.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2013

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)
Lincoln Tower Apartments	Springfield, IL	100%	$8,434,054	$258,600	$9,241,400	$9,500,000	$544,269	$258,600	$9,367,777	$9,626,377	$(1,392,164)	1968	8/11/10
Park Place Condominiums	Des Moines, IA	100%	4,938,136	500,000	7,823,400	8,323,400	784,773	410,000	7,883,793	8,293,793	(997,529)	1986	12/22/10
Arbor Pointe Apartments	Louisville, KY	100%	5,006,199	886,124	5,613,876	6,500,000	441,593	886,124	5,877,782	6,763,906	(662,871)	1995	5/5/11
Clarion Park Apartments	Olathe, KS	100%	8,632,301	1,470,991	9,744,009	11,215,000	314,422	1,470,991	9,776,516	11,247,507	(988,166)	1994	6/28/11
Cooper Creek Village	Louisville, KY	100%	6,624,725	593,610	9,826,390	10,420,000	244,622	593,610	9,886,802	10,480,412	(925,016)	1997	8/24/11
Truman Farm Villas	Grandview, MO	100%	3,899,807	842,987	8,257,013	9,100,000	552,339	842,987	8,568,723	9,411,710	(748,062)	2008	12/22/11
Prairie Walk Apartments	Kansas City, MO	100%	5,818,457	635,887	5,464,113	6,100,000	341,100	635,887	5,590,296	6,226,183	(488,769)	1983	12/22/11
EBT Lofts	Kansas City, MO	100%	5,499,432	460,362	8,114,638	8,575,000	68,226	460,362	7,840,546	8,300,908	(612,599)	1899	12/30/11
Windsor on the River Apartments	Cedar Rapids, IA	100%	23,500,000	3,381,946	29,618,054	33,000,000	452,621	3,381,946	28,877,746	32,259,692	(2,194,169)	1982	1/26/12
Renaissance St. Andrews Apartments	Louisville, KY	100%	9,084,000	838,685	11,661,315	12,500,000	381,167	838,685	11,800,078	12,638,763	(903,226)	2001	2/17/12
Spring Creek of Edmond	Edmond, OK	100%	13,912,669	2,346,503	17,602,343	19,948,846	274,144	2,346,503	17,471,095	19,817,598	(1,305,967)	1974	3/9/12
Montclair Parc Apartments	Oklahoma City, OK	100%	24,305,671	3,325,556	32,424,444	35,750,000	382,596	3,325,556	31,621,445	34,947,001	(2,040,925)	1999	4/26/12
Sonoma Grande Apartments	Tulsa, OK	100%	22,540,000	2,737,794	29,462,206	32,200,000	166,647	2,737,794	29,079,240	31,817,034	(1,877,743)	2009	5/24/12
Estancia Apartments	Tulsa, OK	100%	21,844,621	2,544,634	27,240,628	29,785,262	200,582	2,544,634	26,919,646	29,464,280	(1,611,457)	2006	6/29/12
Montelena Apartments	Round Rock, TX	100%	12,614,683	1,860,351	17,375,907	19,236,258	410,185	1,860,351	17,330,932	19,191,283	(991,542)	1998	7/13/12
Valley Farms Apartments	Louisville, KY	100%	10,244,494	724,771	14,375,229	15,100,000	131,885	724,771	14,246,525	14,971,296	(739,347)	2007	8/30/12
Hilliard Park Apartments	Columbus, OH	100%	13,818,616	1,413,437	18,484,692	19,898,129	224,574	1,413,437	18,303,945	19,717,382	(906,456)	2000	9/11/12
Sycamore Terrace Apartments	Terre Haute, IN	100%	—	939,537	15,560,463	16,500,000	62,019	939,537	15,278,467	16,218,004	(800,236)	2011	9/20/12
Hilliard Summit Apartments	Columbus, OH	100%	16,749,262	1,536,795	22,639,028	24,175,823	52,484	1,536,795	22,242,860	23,779,655	(1,081,388)	2012	9/28/12
Springmarc Apartments	San Marcos, TX	100%	15,446,452	1,917,909	20,027,929	21,945,838	37,284	1,917,909	19,633,335	21,551,244	(946,475)	2008	10/19/12
Renaissance at St. Andrews Condominiums	Louisville, KY	100%	—	92,255	1,282,745	1,375,000	94,699	92,255	1,350,779	1,443,034	(64,694)	2001	10/31/12

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2013

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)
Ashley Oaks Apartments	San Antonio, TX	100%	$21,680,010	$3,819,796	$26,970,204	$30,790,000	$895,962	$3,819,796	$27,130,384	$30,950,180	$(1,206,074)	1985	11/29/12
Arrowhead Apartments	Palatine, IL	100%	12,562,000	2,094,728	14,655,272	16,750,000	136,505	2,094,728	14,389,178	16,483,906	(617,919)	1976	11/30/12
The Moorings Apartments	Roselle, IL	100%	15,187,000	2,250,208	17,999,792	20,250,000	103,812	2,250,208	17,682,138	19,932,346	(747,296)	1976	11/30/12
Forty 57 Apartments	Lexington, KY	100%	38,500,000	3,055,614	49,444,386	52,500,000	463,977	3,055,614	49,146,478	52,202,092	(1,980,844)	2008	12/20/12
Keystone Farms Apartments	Nashville, TN	100%	6,200,000	1,052,401	7,347,599	8,400,000	77,101	1,052,401	7,244,841	8,297,242	(297,528)	1998	12/28/12
Riverford Crossing Apartments	Frankfort, KY	100%	21,900,000	2,595,387	27,404,613	30,000,000	159,269	2,595,387	27,021,848	29,617,235	(1,106,547)	2011	12/28/12
South Pointe at Valley Farms	Louisville, KY	100%	—	2,212,402	3,062,598	5,275,000	20,854	2,212,402	3,017,416	5,229,818	(126,192)	2010	12/28/12
Montecito Apartments	Austin, TX	100%	14,250,000	3,081,522	15,918,478	19,000,000	475,113	3,081,522	15,959,395	19,040,917	(651,469)	1984	12/31/12
Hilliard Grand Apartments	Dublin, OH	100%	29,050,224	2,657,734	38,012,528	40,670,262	65,689	2,657,734	37,261,550	39,919,284	(1,434,463)	2010	12/31/12
The Hills at Fair Oaks	Fair Oaks Ranch, TX	100%	24,767,000	3,008,363	31,700,639	34,709,002	44,346	3,008,363	31,119,194	34,127,557	(1,158,960)	2012	1/31/13
Library Lofts East	Kansas City, MO	100%	9,113,640	1,669,405	11,080,595	12,750,000	37,375	1,669,405	10,912,003	12,581,408	(373,955)	1906/1923	2/28/13
The Trails at Buda Ranch	Buda, TX	100%	17,030,000	2,504,114	20,495,886	23,000,000	91,965	2,504,114	20,081,781	22,585,895	(596,781)	2009	3/28/13
Deep Deuce at Bricktown	Oklahoma City, OK	100%	27,382,987	2,529,318	37,266,648	39,795,966	1,850,915	2,529,318	38,442,487	40,971,805	(1,133,300)	2001	3/28/13
Deer Valley Apartments	Lake Bluff, IL	100%	20,875,000	2,494,142	26,105,858	28,600,000	388,634	2,494,142	25,965,584	28,459,726	(680,693)	1991	4/30/13
Grayson Ridge	North Richland Hills, TX	100%	10,725,000	1,594,099	12,705,901	14,300,000	275,752	1,594,099	12,627,879	14,221,978	(301,475)	1988	5/31/13
Rosemont at Olmos Park	San Antonio, TX	100%	15,100,000	2,064,447	19,985,553	22,050,000	117,220	2,064,447	19,679,650	21,744,097	(442,931)	1995	5/31/13
Retreat at Quail North	Oklahoma City, OK	100%	17,190,827	1,700,810	24,025,543	25,726,353	15,047	1,700,810	23,551,947	25,252,757	(536,243)	2012	6/12/13
The Lodge at Trails Edge	Indianapolis, IN	100%	12,901,587	2,389,613	16,128,107	18,517,720	67,645	2,389,613	15,810,132	18,199,745	(335,681)	1981	6/18/13
Arbors at Carrollton	Carrollton, TX	100%	6,382,095	1,424,432	7,560,527	8,984,959	73,125	1,424,432	7,633,652	9,058,084	(380,758)	1984	7/3/13
Waterford on the Meadow	Plano, TX	100%	16,916,185	2,625,024	20,849,131	23,474,155	192,246	2,625,024	21,041,377	23,666,401	(943,659)	1984	7/3/13
The Belmont	Grand Prairie, TX	100%	9,498,460	1,550,028	11,264,510	12,814,538	51,818	1,550,028	11,316,328	12,866,356	(497,733)	1983	7/26/13
Meritage at Steiner Ranch	Austin, TX	100%	55,500,000	7,353,620	73,356,373	80,709,993	363,653	7,353,620	73,720,026	81,073,646	(2,259,527)	2001	8/6/13

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2013

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)
Tapestry Park Apartments	Birmingham, AL	100%	$23,100,000	$1,844,031	$30,667,650	$32,511,681	$5,998	$1,844,031	$30,673,648	$32,517,679	$(1,023,539)	2012	8/13/13
Dawntree Apartments	Carrollton, TX	100%	16,022,763	3,135,425	21,753,469	24,888,894	76,085	3,135,425	21,829,554	24,964,979	(782,836)	1982	8/15/13
Stuart Hall Lofts	Kansas City, MO	100%	12,407,000	1,585,035	15,264,965	16,850,000	11,712	1,585,035	15,276,677	16,861,712	(409,450)	1910	8/27/13
BriceGrove Park Apartments	Canal Winchester, OH	100%	14,985,000	1,596,212	18,503,788	20,100,000	65,981	1,596,212	18,569,769	20,165,981	(562,432)	2002	8/29/13
Retreat at Hamburg Place	Lexington, KY	100%	—	1,605,839	14,694,161	16,300,000	22,455	1,605,839	14,716,616	16,322,455	(404,218)	2013	9/5/13
Cantare at Indian Lake Village	Hendersonville, TN	100%	—	2,489,757	26,510,243	29,000,000	12,857	2,489,757	26,523,100	29,012,857	(534,643)	2013	9/24/13
Landing at Mansfield	Mansfield, TX	100%	22,750,000	3,375,831	27,524,169	30,900,000	23,131	3,375,831	27,547,300	30,923,131	(610,640)	2006	9/27/13
The Heights Apartments	Houston, TX	100%	29,014,000	9,869,925	27,130,075	37,000,000	148,112	9,869,925	27,278,187	37,148,112	(968,404)	1977	9/30/13
Villas at Huffmeister	Houston, TX	100%	25,963,000	5,858,663	31,741,337	37,600,000	6,361	5,858,663	31,747,698	37,606,361	(614,766)	2007	10/10/13
Villas at Kingwood	Kingwood, TX	100%	28,105,000	6,512,468	33,637,532	40,150,000	12,854	6,512,468	33,650,386	40,162,854	(664,199)	2008	10/10/13
Waterford Place at Riata Ranch	Cypress, TX	100%	16,340,000	3,184,857	20,215,143	23,400,000	4,733	3,184,857	20,219,876	23,404,733	(413,774)	2008	10/10/13
Carrington Place	Houston, TX	100%	22,376,000	5,450,417	27,449,583	32,900,000	—	5,450,417	27,449,583	32,900,000	(371,874)	2004	11/7/13
Carrington at Champion Forest	Houston, TX	100%	22,959,000	3,760,329	29,239,671	33,000,000	699	3,760,329	29,240,370	33,000,699	(360,897)	2008	11/7/13
Carrington Park	Cypress, TX	100%	17,717,000	3,241,747	21,908,253	25,150,000	3,745	3,241,747	21,911,998	25,153,745	(291,565)	2008	11/7/13
Willow Crossing	Elk Grove, IL	100%	43,500,000	8,091,870	49,908,130	58,000,000	2,970	8,091,870	49,911,100	58,002,970	(614,267)	1977-81	11/20/13
Echo at Katy Ranch	Katy, TX	100%	—	4,402,862	30,419,853	34,822,715	—	4,402,862	30,419,853	34,822,715	(76,655)	2013	12/19/13
Heritage Grand at Sienna Plantation	Missouri City, TX	100%	16,845,443	3,776,547	22,762,411	26,538,958	—	3,776,547	22,762,411	26,538,958	(65,634)	2012	12/20/13
Audubon Park	Nashville, TN	100%	11,760,000	2,489,428	14,260,572	16,750,000	24,000	2,489,428	14,284,572	16,774,000	(18,495)	1968	12/27/13
Mallard Crossing	Cincinnati, OH	100%	27,860,000	2,383,256	37,416,744	39,800,000	—	2,383,256	37,416,744	39,800,000	(37,592)	1997	12/27/13
Renaissance at Carol Stream	Carol Stream, IL	100%	—	4,605,682	24,544,318	29,150,000	—	4,605,682	24,544,318	29,150,000	(5,610)	1972	12/31/13
			$987,329,800	$164,296,122	$1,360,732,630	$1,525,028,752	$12,551,947	$164,206,122	$1,355,677,356	$1,519,883,478	$(48,920,319)
________________

(1)	Building and improvements include tenant origination and absorption costs and other intangible assets.

(2)	Encumbrences include the unamortized portion of loan premiums (discounts) on assumed debt allocated to individual assets in the aggregate amount of $5.9 million as of December 31, 2013.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2013

(3)	The aggregate cost of real estate for federal income tax purposes was $1.52 billion as of December 31, 2013.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Real estate:
Balance at the beginning of the year	$578,045,449	$69,866,681	$17,552,324
Acquisitions	950,409,834	505,158,918	51,910,000
Improvements	9,125,416	3,019,850	406,886
Cost of real estate sold	(90,000)	—	—
Write-off of fully depreciated and fully amortized assets	(17,607,221)	—	(2,529)
Balance at the end of the year	$1,519,883,478	$578,045,449	$69,866,681

Accumulated depreciation:
Balance at the beginning of the year	$18,073,362	$3,115,505	$540,572
Depreciation expense	48,454,178	14,957,857	2,577,462
Write-off of fully depreciated and fully amortized assets	(17,607,221)	—	(2,529)
Balance at the end of the year	$48,920,319	$18,073,362	$3,115,505

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 27, 2014.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 27, 2014
/s/ Kevin J. Keating	Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 27, 2014
/s/ Ella Shaw Neyland
Ella Shaw Neyland	President and Director	March 27, 2014
/s/ Scot B. Barker
Scot B. Barker	Director	March 27, 2014
/s/ Larry H. Dale
Larry H. Dale	Director	March 27, 2014
/s/ James A. Shepherdson
James A. Shepherdson	Director	March 27, 2014

Name	Title	Date
/s/ Kerry D. Vandell
Kerry D. Vandell	Director	March 27, 2014
/s/ Ned Brines
Ned Brines	Director	March 27, 2014