Form 10-Q
period 2014-03-31
Steadfast Income REIT, Inc.
filed 2014-05-15
CIK 1468010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of May 9, 2014, there were 75,163,809 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$169,517,183	$164,206,122
Building and improvements	1,384,674,134	1,337,362,574
Tenant origination and absorption costs	9,385,955	15,670,519
Other intangible assets	2,644,263	2,644,263
Total real estate, cost	1,566,221,535	1,519,883,478
Less accumulated depreciation and amortization	(61,778,914)	(48,920,319)
Total real estate, net	1,504,442,621	1,470,963,159
Cash and cash equivalents	40,971,945	19,552,205
Restricted cash	20,366,771	25,243,316
Rents and other receivables	1,374,975	28,555,764
Deferred financing costs and other assets, net	15,021,246	17,575,410
Total assets	$1,582,177,558	$1,561,889,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$25,449,139	$30,952,792
Below-market leases, net	—	163,237
Notes payable:
Mortgage notes payable, net	1,021,131,050	987,329,800
Revolving credit facility	15,000,000	—
Total notes payable, net	1,036,131,050	987,329,800
Distributions payable	4,549,951	4,058,452
Due to affiliates, net	7,664,146	9,322,038
Total liabilities	1,073,794,286	1,031,826,319
Commitments and contingencies (Note 9)
Redeemable common stock	16,698,364	12,945,007
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized,74,745,296 and 74,153,580 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	747,455	741,538
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	641,999,746	640,181,521
Cumulative distributions and net losses	(151,062,303)	(123,804,541)
Total stockholders’ equity	491,684,908	517,118,528
Total liabilities and stockholders' equity	$1,582,177,558	$1,561,889,854

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$41,243,781	$16,799,429
Tenant reimbursements and other	4,435,923	1,791,327
Total revenues	45,679,704	18,590,756
Expenses:
Operating, maintenance and management	12,853,281	4,548,938
Real estate taxes and insurance	8,325,350	2,592,713
Fees to affiliates	6,503,824	4,186,126
Depreciation and amortization	20,205,351	8,723,557
Interest expense	9,924,021	4,302,013
General and administrative expenses	1,333,874	710,822
Acquisition costs	616,914	2,118,488
Total expenses	59,762,615	27,182,657
Net loss	$(14,082,911)	$(8,591,901)
Loss per common share — basic and diluted	$(0.19)	$(0.34)
Weighted average number of common shares outstanding — basic and diluted	74,463,344	25,307,635

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013

AND FOR THE  THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

						Cumulative	Total
	Common Stock		Convertible Stock		Additional Paid-	Distributions &	Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Net Losses	Equity
BALANCE, December 31, 2012	22,908,859	$229,086	1,000	$10	$191,130,977	$(39,278,923)	$152,081,150
Issuance of common stock	51,373,960	513,743	—	—	522,554,977	—	523,068,720
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(49,014,259)	—	(49,014,259)
Transfers to redeemable common stock	—	—	—	—	(10,078,483)	—	(10,078,483)
Redemption of common stock	(129,239)	(1,291)	—	—	(1,245,009)	—	(1,246,300)
Other offering costs to affiliates	—	—	—	—	(13,271,892)	—	(13,271,892)
Distributions declared	—	—	—	—	—	(28,645,761)	(28,645,761)
Amortization of stock-based compensation	—	—	—	—	105,210	—	105,210
Net loss for the twelve months ended December 31, 2013	—	—	—	—	—	(55,879,857)	(55,879,857)
BALANCE, December 31, 2013	74,153,580	$741,538	1,000	$10	$640,181,521	$(123,804,541)	$517,118,528
Issuance of common stock	641,229	6,412	—	—	6,231,918	—	6,238,330
Transfers to redeemable common stock	—	—	—	—	(3,962,203)	—	(3,962,203)
Redemption of common stock	(49,513)	(495)	—	—	(473,666)	—	(474,161)
Distributions declared	—	—	—	—	—	(13,174,851)	(13,174,851)
Amortization of stock-based compensation	—	—	—	—	22,176	—	22,176
Net loss for the three months ended March 31, 2014	—	—	—	—	—	(14,082,911)	(14,082,911)
BALANCE, March 31, 2014	74,745,296	$747,455	1,000	$10	$641,999,746	$(151,062,303)	$491,684,908

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(14,082,911)	$(8,591,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,205,351	8,723,557
Accretion of below-market leases	(163,237)	(258,326)
Amortization of deferred financing costs	364,088	160,294
Amortization of stock-based compensation	22,176	117,626
Amortization of loan premiums and discounts	(308,699)	(155,112)
Change in fair value of interest rate cap	1,189,874	64,617
Changes in operating assets and liabilities:
Restricted cash for operating activities	3,120,744	(1,056,227)
Rents and other receivables	631,702	(428,101)
Other assets, net	1,070,416	285,901
Accounts payable and accrued liabilities	(5,712,498)	1,828,078
Due to affiliates, net	1,447,355	1,618,459
Net cash provided by operating activities	7,784,361	2,308,865
Cash Flows from Investing Activities:
Acquisition of real estate investments	(48,374,157)	(84,114,112)
Addition to real estate investments	(4,810,656)	(608,442)
Escrow deposits for pending real estate acquisitions	—	(1,405,100)
Restricted cash for investing activities	1,755,801	132,446
Purchase of interest rate caps	(303,207)	(248,876)
Net cash used in investing activities	(51,732,219)	(86,244,084)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	35,601,000	51,021,000
Principal payments on mortgage notes payable	(1,491,051)	(526,182)
Borrowings from credit facility	15,000,000	5,000,000
Principal payments on credit facility	—	(5,000,000)
Proceeds from issuance of common stock	26,559,928	47,846,875
Payments of commissions on sale of common stock and related dealer manager fees	—	(4,763,750)
Reimbursement of other offering costs to affiliates	(3,105,247)	(2,497,871)
Payment of deferred financing costs	(267,007)	(721,699)
Distributions to common stockholders	(6,455,864)	(2,399,708)
Redemptions of common stock	(474,161)	(272,960)
Net cash provided by financing activities	65,367,598	87,685,705
Net increase in cash and cash equivalents	21,419,740	3,750,486
Cash and cash equivalents, beginning of period	19,552,205	9,528,664
Cash and cash equivalents, end of period	$40,971,945	$13,279,150

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,426,063	$3,674,996
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$491,499	$292,932
Assumption of mortgage notes payable to acquire real estate	$—	$23,539,956
Application of escrow deposits to acquire real estate	$500,000	$1,025,100
Premium on assumed mortgage notes payable	$—	$1,575,966
Decrease (increase) in amounts receivable from transfer agent	$26,549,087	$(727,034)
Decrease (increase) in amounts payable to affiliates for other offering costs	$(3,105,247)	$16,391
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$6,227,488	$1,768,123

See accompanying notes to consolidated financial statements.

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

As of March 31, 2014, the Company owned  65 multifamily properties comprising a total of  16,271 apartment homes and 30,125 square feet of rentable commercial space.

Public Offering

On July 19, 2010, the Company commenced its initial public offering pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 15,789,474 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering ”) at an initial price of $9.50 per share.

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

The Company terminated its Primary Offering on December 20, 2013, but continues to offer shares of common stock pursuant to the DRP. Through December 20, 2013, the Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP for gross offering proceeds of $15,397,232.

The business of the Company is externally managed by the Advisor, pursuant to an Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on May 4, 2015.  Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.

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

2. Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended  December 31, 2013. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate caps	$—	$4,575,894	$—

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate caps	$—	$5,462,561	$—

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

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $1,021,079,209 and $965,681,419, respectively, compared to the carrying value of $1,036,131,050 and $987,329,800, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.

Distribution Policy

The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2014 through March 31, 2014 was a record date for distributions.

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2014 and 2013, the Company declared distributions totaling $0.177 and $0.177 per share of common stock, respectively.

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

Recently Issued Accounting Standards Updates

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; and (c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. As there are no properties currently classified as held for sale, the adoption of ASU No. 2014-08 did not have an impact on the presentation of the Company’s consolidated financial statements.

3. Real Estate

As of March 31, 2014, the Company owned 65 multifamily properties, encompassing in the aggregate 16,271 apartment homes and 30,125 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,566,221,535. As of March 31, 2014 and December 31, 2013,  the Company’s portfolio was approximately 93.6% and 92.4% occupied and the average monthly rent was $1,019 and $952, respectively.

First Quarter Acquisitions

Sycamore Terrace Apartments (Phase II)

On March 5, 2014, the Company acquired a fee simple interest in Watermark at Sycamore Terrace Phase II in Terre Haute, Indiana (the “Phase II Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $6,674,157, exclusive of closing costs. The Phase II Property contains 72 apartment homes consisting of 24 one-bedroom apartments, 36 two-bedroom apartments, and 12 three-bedroom apartments. The apartment homes range in size from 905 to 1,535 square feet and average 1,128 square feet. An acquisition fee of $134,706 was earned by the Advisor in connection with the acquisition of the Phase II Property.

On September 20, 2012, the Company acquired 178 apartment homes, commonly known as Sycamore Terrace Apartments, immediately adjacent to the Property (“Phase I”). On March 5, 2014, the Phase II Property, together with Phase I, will be commonly referred to as Sycamore Terrace Apartments.

Reserve at Creekside Village

On March 28, 2014, the Company acquired a fee simple interest in Reserve at Creekside Village in Chattanooga, Tennessee (the “Creekside Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $18,875,000, exclusive of closing costs. The Creekside Property consists of eight three-story residential buildings and contains 192 apartment homes consisting of 48 one-bedroom apartments, 96 two-bedroom apartments and 48 three-bedroom apartments. The apartment homes range in size from 867 to 1,342 square feet and average 1,102 square feet. An acquisition fee of $465,021 was earned by the Advisor in connection with the acquisition of the Creekside Property.

Mapleshade Park

On March 31, 2014, the Company acquired a fee simple interest in Mapleshade Park in Dallas, Texas (the “Mapleshade Property”), through a wholly-owned subsidiary of the Operating Partnership, for a purchase price of $23,325,000, exclusive of closing costs. The Mapleshade Property consists of 25 two-story residential buildings and contains 148 two-bedroom apartment homes. The apartment homes range in size from 1,101 to 1,305 square feet and average 1,236 square feet. An acquisition fee of $498,873  was earned by the Advisor in connection with the acquisition of the Mapleshade Property.

The purchase price for the Company’s acquisitions during the three months ended March 31, 2014 was allocated as follows as of the respective closing dates of each acquisition:

				Tenant
				Origination and
	Purchase		Building and	Absorption	Total Purchase
Property Name	Date	Land	Improvements	Costs	Price
Sycamore Terrace Apartments (Phase II)	3/5/2014	$381,657	$6,190,931	$101,569	$6,674,157
Reserve at Creekside Village	3/28/2014	1,344,233	17,178,743	352,024	18,875,000
Mapleshade Park	3/31/2014	3,585,171	19,131,230	608,599	23,325,000
		$5,311,061	$42,500,904	$1,062,192	$48,874,157

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

As of March 31, 2014 and December 31, 2013, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2014
	Assets					Liabilities
			Tenant	Other
		Building and	Origination and	Intangible		Below-Market
	Land	Improvements	Absorption	Assets	Total Real Estate	Leases
Investments in real estate	$169,517,183	$1,384,674,134	$9,385,955	$2,644,263	$1,566,221,535	$—
Less: Accumulated depreciation and amortization	—	(55,485,349)	(6,168,745)	(124,820)	(61,778,914)	—
Net investments in real estate and related lease intangibles	$169,517,183	$1,329,188,785	$3,217,210	$2,519,443	$1,504,442,621	$—

	December 31, 2013
	Assets					Liabilities
			Tenant	Other
		Building and	Origination and	Intangible		Below-Market
	Land	Improvements	Absorption	Assets	Total Real Estate	Leases
Investments in real estate	$164,206,122	$1,337,362,574	$15,670,519	$2,644,263	$1,519,883,478	$(1,410,728)
Less: Accumulated depreciation and amortization	—	(41,619,747)	(7,214,044)	(86,528)	(48,920,319)	1,247,491
Net investments in real estate and related lease intangibles	$164,206,122	$1,295,742,827	$8,456,475	$2,557,735	$1,470,963,159	$(163,237)

Depreciation and amortization expense was $20,205,351 and $8,723,557 for the three months ended March 31, 2014 and 2013, respectively.

Amortization of the Company’s tenant origination and absorption costs for the three months ended March 31, 2014 and 2013 was $6,301,018 and $3,324,704, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.

Amortization of the Company’s other intangible assets for the three months ended March 31, 2014 and 2013 was $38,292 and $5,891, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.

The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the three months ended March 31, 2014 and 2013 was $163,237 and $258,326. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.

The future amortization of the Company’s acquired other intangible assets as of March 31, 2014 and thereafter is as follows:

April 1 through December 31, 2014	$114,876
2015	153,168
2016	153,168
2017	153,168
2018	153,168
Thereafter	1,791,896
$2,519,444

Operating Leases

As of March 31, 2014, the Company’s real estate portfolio comprised 16,271 residential apartment homes and was 96.0% leased by a diverse group of residents. For the three months ended March 31, 2014, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. For the three months ended March 31, 2013, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 1 to 5  years.

Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,739,502 and $3,560,623 as of March 31, 2014 and December 31, 2013, respectively.

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2014 and thereafter is as follows:

April 1 through December 31, 2014	$246,019
2015	270,747
2016	244,283
2017	245,191
2018	84,372
Thereafter	12,762
$1,103,374

As of March 31, 2014 and December 31, 2013, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

4. Deferred Financing Costs and Other Assets

As of March 31, 2014 and December 31, 2013, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	March 31,	December 31,
	2014	2013
Deferred financing costs	$8,707,176	$8,440,169
Less: accumulated amortization	(1,599,974)	(1,235,886)
	7,107,202	7,204,283
Prepaid expenses	1,933,654	3,142,924
Interest rate caps	4,575,894	5,462,561
Escrow deposits for pending real estate acquisitions	—	500,000
Deposits	1,404,496	1,265,642
	$15,021,246	$17,575,410

5. Debt

Mortgage Notes Payable

The following is a summary of mortgage notes payable secured by real property as of March 31, 2014 and December 31, 2013:

					Principal Outstanding at
		Payment	Maturity	Interest	March 31,	December 31,
	Property Name	Type	Date	Rate(1)	2014	2013
1	Lincoln Tower Property	Principal and interest	May 1, 2019	3.66%	$8,376,991	$8,434,054
2	Park Place Property(2)	Interest only	July 1, 2018	3.50%	4,938,136	4,938,136
3	Arbor Pointe Property	Principal and interest	June 1, 2018	4.86%	4,984,533	5,006,199
4	Clarion Park Property	Principal and interest	July 1, 2018	4.58%	8,593,348	8,632,301
5	Cooper Creek Property	Principal and interest(3)	September 1, 2018	3.89%	6,593,337	6,624,725
6	Truman Farm Villas Property	Principal and interest(3)	January 1, 2019	3.78%	5,790,881	5,818,457
7	Prairie Walk Property	Principal and interest(3)	January 1, 2019	3.74%	3,881,198	3,899,807
8	EBT Lofts Property	Principal and interest(3)	January 1, 2019	3.82%	5,473,545	5,499,432
9	Windsor Property(11)	Interest only	May 1, 2042	Variable(4)	23,500,000	23,500,000
10	Renaissance Property(5)	Principal and interest(3)	January 1, 2023	3.85%	9,056,107	9,084,000
11	Spring Creek Property(10)	Principal and interest	February 1, 2018	4.88%	13,827,788	13,912,669
12	Montclair Parc Property	Principal and interest	May 1, 2019	3.70%	24,184,603	24,305,671
13	Sonoma Grande Property	Principal and interest(6)	June 1, 2019	3.31%	22,540,000	22,540,000
14	Estancia Property(10)	Interest only	October 1, 2017(7)	5.94%	21,754,846	21,844,621

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

					Principal Outstanding at
		Payment	Maturity	Interest	March 31,	December 31,
	Property Name	Type	Date	Rate(1)	2014	2013
15	Montelena Property(10)	Principal and interest(8)	August 1, 2018	4.82%	$12,532,534	$12,614,683
16	Valley Farms Property	Principal and interest	January 1, 2020	4.25%	10,199,716	10,244,494
17	Hilliard Park Property	Principal and interest(3)	October 1, 2022	3.62%	13,753,989	13,818,616
18	Hilliard Summit Property	Principal and interest(3)	October 1, 2022	3.56%	16,670,108	16,749,262
19	Springmarc Property	Principal and interest(3)	November 1, 2019	3.69%	15,375,394	15,446,452
20	Ashley Oaks Property(11)	Principal and interest(3)	November 1, 2021	1-Mo LIBOR + 2.35%	21,584,038	21,680,010
21	Arrowhead Property	Principal and interest(3)	December 1, 2019	3.38%	12,501,281	12,562,000
22	The Moorings Property	Principal and interest(3)	December 1, 2019	3.37%	15,113,465	15,187,000
23	Forty-57 Property	Principal and interest(9)	January 1, 2023	3.73%	38,500,000	38,500,000
24	Keystone Farms Property	Principal and interest(3)	January 1, 2023	3.86%	6,180,993	6,200,000
25	Riverford Crossing Property	Principal and interest(9)	January 1, 2023	3.78%	21,900,000	21,900,000
26	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,203,481	14,250,000
27	Hilliard Grand Property	Principal and interest	August 1, 2052	5.59%	28,996,841	29,050,224
28	The Hills at Fair Oaks	Principal and interest(9)	February 1, 2023	4.02%	24,767,000	24,767,000
29	Library Lofts	Principal and interest	April 1, 2020	3.66%	9,070,165	9,113,640
30	Trails at Buda Ranch(11)	Principal and interest(3)	April 1, 2023	1-Mo LIBOR + 2.42%	17,030,000	17,030,000
31	Deep Deuce at Bricktown Apartments(10)	Principal and interest	April 1, 2018	5.04%	24,425,798	24,603,299

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

					Principal Outstanding at
		Payment	Maturity	Interest	March 31,	December 31,
	Property Name	Type	Date	Rate(1)	2014	2013
32	Deep Deuce at Bricktown - Supplemental Loan	Principal and interest	April 1, 2018	4.73%	$2,768,803	$2,779,688
33	Deer Valley(11)	Principal and interest(3)	May 1, 2023	1-Mo LIBOR + 2.40%	20,875,000	20,875,000
34	Grayson Ridge(11)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.63%	10,725,000	10,725,000
35	Rosemont at Olmos Park(11)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.65%	15,100,000	15,100,000
36	Retreat at Quail North(10)	Principal and interest	January 1, 2053	4.80%	17,151,210	17,190,827
37	The Lodge at Trails Edge(10)	Principal and interest	November 1, 2020	4.47%	10,909,405	10,965,388
38	The Lodge at Trails Edge - Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,930,009	1,936,199
39	Arbors of Carrollton(10)	Principal and interest	December 1, 2020	4.83%	5,368,521	5,395,471
40	Arbors of Carrollton - Supplemental Loan	Principal and interest	December 1, 2020	4.83%	982,730	986,624
41	Waterford on the Meadow(10)	Principal and interest	December 1, 2020	4.70%	14,086,347	14,154,991
42	Waterford on the Meadow - Supplemental Loan	Principal and interest	December 1, 2020	4.78%	2,750,198	2,761,194
43	The Belmont(10)	Principal and interest	March 1, 2021	5.91%	9,446,636	9,498,460
44	Meritage at Steiner Ranch(11)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.47%	55,500,000	55,500,000
45	Tapestry Park(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.44%	23,100,000	23,100,000
46	Dawntree(10)	Principal and interest(12)	August 6, 2021	5.48%	15,991,021	16,022,763

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

					Principal Outstanding at
		Payment	Maturity	Interest	March 31,	December 31,
	Property Name	Type	Date	Rate(1)	2014	2013
47	Stuart Hall(11)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.75%	$12,407,000	$12,407,000
48	BriceGrove Park(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.58%	14,985,000	14,985,000
49	Landing at Mansfield(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.69%	22,750,000	22,750,000
50	The Heights(11)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.60%	29,014,000	29,014,000
51	Villas at Huffmeister(11)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	25,963,000	25,963,000
52	Villas at Kingwood(11)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	28,105,000	28,105,000
53	Waterford Place at Riata Ranch(11)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.64%	16,340,000	16,340,000
54	Carrington Place(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	22,376,000	22,376,000
55	Carrington at Champion Forest(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	22,959,000	22,959,000
56	Carrington Park(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	17,717,000	17,717,000
57	Willow Crossing(11)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.20%	43,500,000	43,500,000
58	Heritage Grand at Sienna Plantation(10)	Principal and interest	January 1, 2053	4.65%	16,809,054	16,845,443
59	Audubon Park(11)	Principal and interest(9)	January 1, 2024	1-Mo LIBOR + 2.41%	11,760,000	11,760,000
60	Mallard Crossing(11)	Principal and interest(3)	January 1, 2021	1-Mo LIBOR + 2.57%	27,860,000	27,860,000
61	Renaissance Carol Stream(11)	Principal and interest(3)	February 1, 2021	1-Mo LIBOR + 2.36%	20,440,000	—
62	Mapleshade Park(11)	Principal and interest(13)	April 1, 2021	1-Mo LIBOR + 2.15%	15,161,000	—
					$1,021,131,050	$987,329,800

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

(1)

Except as otherwise noted, interest on the notes accrues at a fixed rate per annum. At March 31, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.29% and 2.61%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.43% at March 31, 2014.

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

(6)	A monthly payment of interest only is due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.
(7)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.
(8)	A monthly payment of interest only is due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.
(9)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.
(10)

The following table summarizes the debt premiums and discounts as of March 31, 2014 including the unamortized portion included in the principal balance as well as the amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

	Unamortized Portion
	of Debt Premium	Amortization of Debt Premium (Discount)
	(Discount) as of	Three Months Ended March 31,
Property Name	March 31, 2014	2014	2013
Spring Creek	$389,720	$25,357	$25,357
Estancia	1,254,846	89,774	89,774
Montelena	634,836	36,592	36,592
Deep Deuce at Bricktown	1,257,384	78,799	3,389
Retreat at Quail North	466,960	3,009	—
The Lodge at Trails Edge	105,066	3,968	—
Arbors of Carrollton	166,255	6,235	—
Waterford on the Meadow	336,319	12,612	—
The Belmont	650,202	23,556	—
Dawntree	809,016	31,746	—
Heritage Grand at Sienna Plantation	(457,712)	(2,949)	—
	$5,612,892	$308,699	$155,112

(11)	See Note 10 for a discussion of the interest rate caps used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(12)	A monthly payment of interest only is due and payable through August 6, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.
(13)	A monthly payment of interest only is due and payable for 36 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

Revolving Credit Facility

The Company has an unsecured revolving line of credit with PNC Bank, N.A. to borrow up to $20,000,000. On April 16, 2014, the Company amended the credit facility to extend the expiration date to May 23, 2014. Each advance under the facility is due within 180 days from the date of the advance, and all unpaid principal and interest is due and payable in full on May 23, 2014.

For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the credit agreement), (B) the sum of the Federal Funds Rate (as defined in the credit agreement) plus 0.50%, and (C) LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of March 31, 2014,  $15,000,000 was outstanding bearing interest at the one-month LIBOR plus 3.0%.

The following is a summary of the Company’s aggregate maturities as of March 31, 2014:

			Maturities During the Years Ending December 31,
		Remainder of
Contractual Obligation	Total	2014	2015	2016	2017	2018	Thereafter
Principal payments on outstanding debt obligations(1)	$1,036,131,050	$22,982,474	$16,076,177	$18,161,365	$39,759,954	$88,605,794	$850,545,286

(1)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2014 and December 31, 2013, the Company was in compliance with all financial and non-financial debt covenants.

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $9,924,021 and $4,302,013. Interest expense for the three months ended March 31, 2014 and 2013 includes amortization of deferred financing costs of $364,088 and $160,294, accretion of loan premiums of $308,699 and $155,112, and net unrealized losses from the change in fair value of interest rate caps of $1,189,874 and $64,617, respectively. Interest expense of $2,786,866 and $1,409,323 was payable as of March 31, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

On March 26, 2013, the Reimbursement Agreement was amended to, among other things, modify certain financial covenants. In connection with the amendment, the Company agreed to deposit $50,000 each month into a principal reserve account beginning on March 26, 2013 and continuing on the first day of each month until the termination of the Reimbursement Agreement. As of March 31, 2014, the total balance of the principal reserve account was  $650,747  and is included in restricted cash in the accompanying consolidated balance sheets.

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

During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of March 31, 2014, the Company had issued 74,886,955 shares of common stock in a private offering and Public Offering for offering proceeds of $661,616,053, net of offering costs of $95,845,468, including 2,228,319 shares of common stock pursuant to the DRP, for total proceeds of $21,624,720. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $0 and $26,549,087 of amounts receivable from the Company’s transfer agent as of March 31, 2014 and December 31, 2013, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.

During the year ended December 31, 2013, the Company granted 10,000 shares of restricted stock to its independent directors at a weighted average fair value of  $10.24 as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

Included in general and administrative expenses is $22,176 and $21,126 for the three months ended March 31, 2014 and 2013, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 0.92 years as of March 31, 2014.

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

Preferred Stock

The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2014 and December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.

Distribution Reinvestment Plan

The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company’s common stock are issued pursuant to the DRP at a price of $9.73 per share or 95% of the new offering price of $10.24 per share.  The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, and other factors that the Company’s board of directors deems relevant.

No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.

Share Repurchase Plan and Redeemable Common Stock

The Company’s share repurchase plan may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

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
(2)

The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder. For purposes of the Company’s share repurchase plan a “disability” means (a) the stockholder has received a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (b) the determination of such disability was made by the governmental agency responsible for reviewing and awarding the disability retirement benefits that the stockholder could be eligible to receive, which the Company refers to as the “applicable governmental agency.” The applicable governmental agencies are limited to the following: (i) the Social Security Administration; (ii) the U.S. Office of Personnel Management with respect to disability benefits under the Civil Service Retirement System, or CSRS; or (iii) the Veteran’s Administration; and in each case, the agency charged with administering disability benefits at that time on behalf of one of the applicable governmental agencies. Disability determinations by governmental agencies other than those listed above, including, but not limited to, worker’s compensation insurance or the administration or enforcement of the Rehabilitation Act of 1973, as amended, or the ADA will not entitle a stockholder to the terms available for the repurchase of shares. Repurchase requests following an award by the applicable governmental agency of disability, such as the Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge, as the case may be, or such other documentation issued by the applicable governmental agency that the Company deems acceptable and demonstrates an award of the disability benefits. As the following disabilities generally do not entitle a worker to Social Security or related disability benefits, they will not qualify as a “disability” for purposes of the Company’s share repurchase plan: (a) disabilities occurring after the legal retirement age; (b) temporary disabilities; and (c) disabilities that do not render a worker incapable of performing substantial gainful activity. However, where a stockholder requests the repurchase of shares due to a disability and the stockholder does not have a disability that meets the definition described above, but is subject to similar circumstances, the Company’s board of directors may repurchase the stockholder’s shares, in its sole discretion.

(3)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
(4)

For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day the Company publicly discloses, subsequent to completion of the offering stage, a new Estimated Value per Share. The Estimated Value per Share is determined by the board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor. The Company considered the offering stage to have completed upon the termination of the Public Offering on December 20, 2013.

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.

Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the repurchase date. During the three months ended March 31, 2014, the Company redeemed a total of 49,513 shares with a total redemption value of $474,161 and received requests for the redemption of 61,570 shares with a total redemption value of $614,762. During the three months ended March 31, 2013, the Company received requests for the redemption of 35,596 shares with a total redemption value of $350,901, all of which were redeemed during the year ended December 31, 2013.

As of March 31, 2014, the Company had 63,985 shares of outstanding and unfulfilled redemption requests and recorded $657,487 in accounts payable and accrued liabilities on the accompanying balance sheet related to these unfulfilled redemption requests. The Company redeemed 48,459 of the outstanding redemption requests as of December 31, 2013 totaling $464,161 on the January 31, 2014 redemption date and redeemed an additional 1,053 shares totaling $10,000 in February 2014.

The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of its common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder may (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.

The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The Company presently intends to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to the DRP, and in no event shall redemptions under the share repurchase plan exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year.  There is no fee in connection with a repurchase of shares of the Company’s common stock.

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

In addition, the Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase plan at any time upon 30 days’ notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders.  Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan.

Pursuant to the share repurchase plan, for the three months ended March 31, 2014 and 2013, the Company reclassified $1,788,322 and $1,347,953, net of $474,161 and $272,960 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.

Distributions

The Company’s long-term policy is to pay distributions from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution during its acquisition stage. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay all fees due to the Advisor from the Company pursuant to the Advisory Agreement were deferred up to an aggregate amount of $5,000,000. As of March 31, 2014 and December 31, 2013,  $5,000,000 and $5,000,000, respectively, of fees had been deferred pursuant to the Advisory Agreement.

The Company is only obligated to pay the Advisor its deferred fees if and to the extent that cumulative Adjusted Funds From Operations (as defined in the Advisory Agreement) for the period beginning on the date of the commencement of the Company’s initial private offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to stockholders as of the date of such payment or (2) distributions (including the value of shares issued pursuant to the DRP) equal to a 7.0% cumulative, non-compounded, annual return on invested capital for the period from the commencement of the Public Offering through the date of such payment. The Company’s obligation to pay the deferred fees will survive the termination of the Advisory Agreement and will continue to be subject to the repayment conditions above. The Company will not pay interest on the deferred fees if and when such fees are paid to the Advisor.

Distributions Declared

Distributions declared (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. Stockholders may elect to receive cash distributions or purchase additional shares through the DRP.

Distributions declared for the three months ended March 31, 2014 and 2013 were $13,174,851 and $4,460,763, including $6,516,788 and $1,896,912, or 669,762 shares and 194,955 shares, respectively, of common stock attributable to the DRP.

As of March 31, 2014 and December 31, 2013,  $4,549,950 and $4,058,452 distributions declared were payable, which included $2,252,870 and $1,963,570 of distributions reinvested pursuant to the DRP, respectively.

Distributions Paid

For the three months ended March 31, 2014 and 2013, the Company paid cash distributions of $6,455,864 and $2,399,708, which related to distributions declared for each day in the period from December 1, 2013 through February 28, 2014 and December 1, 2012 through February 28, 2013, respectively. Additionally, for the three months ended March 31, 2014 and 2013,  640,030 and 181,719 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $6,227,488 and $1,768,123, respectively. For the three months ended March 31, 2014 and 2013, the Company paid total distributions of $12,683,352 and $4,167,831, respectively.

7. Related Party Arrangements

The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. As discussed in Note 6, in certain circumstances, the Company’s obligation to pay some or all of the fees due to the Advisor pursuant to the Advisory Agreement has been deferred up to an aggregate amount of $5,000,000.

Amounts attributable to the Advisor and its affiliates incurred and paid for the three months ended March 31, 2014 and 2013 are as follows:

	Incurred For the Three Months		Paid For the Three Months
	Ended March 31,		Ended March 31,
	2014	2013	2014	2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,174,296	$1,256,596	$3,267,874	$1,256,596
Acquisition fees(1)	1,579,677	2,222,318	989,747	1,932,660
Acquisition expenses(2)	209,204	1,671,768	76,681	422,461
Property management
Fees(1)	1,353,298	548,853	1,291,118	516,451
Reimbursement of onsite personnel(3)	4,091,180	1,456,994	3,425,106	1,395,827
Other fees(1)	396,553	158,359	399,338	136,721
Other operating expenses(4)	223,678	187,738	130,668	223,449
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	229,142	—	229,142	—
Additional paid-in-capital
Other offering costs reimbursement	—	2,514,262	3,105,247	2,497,871
Selling commissions	—	3,065,168	—	3,065,168
Dealer management fees	—	1,698,582	—	1,698,582
	$11,257,028	$14,780,638	$12,914,921	$13,145,786

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013.
(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013.
(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013.
(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Amounts attributable to the Advisor and its affiliates that are payable as of March 31, 2014 and December 31, 2013 are as follows:

	Payable as of
	March 31, 2014	December 31, 2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,436,464	$4,530,042
Acquisition fees(2)	1,238,352	648,422
Acquisition expenses	132,523	—
Property management
Fees	478,761	416,581
Reimbursement of onsite personnel	1,234,925	568,851
Other fees	42,435	45,220
Other operating expenses	100,686	7,676
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	—	3,105,246
Due to affiliates, net	$7,664,146	$9,322,038

(1)

Investment management fees earned by the Advisor totaling $4,351,578 and $4,351,578 were deferred as of March 31, 2014 and December 31, 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining investment management fees of $84,886 and $178,464 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

(2)

Acquisition fees earned by the Advisor totaling $648,422 and $648,422 were deferred as of March 31, 2014 and December 31, 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $589,930 and $0 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company were initially paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and the private offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the private offering. Reimbursement of expenses paid to the Advisor did not exceed the actual expenses incurred by the Advisor. Organization costs included all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.

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

Organization costs are expensed as incurred. From inception through March 31, 2014, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor.  No organizational costs were incurred or recognized during the three months ended March 31, 2014 and 2013.

Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three months ended March 31, 2014 and 2013, the Company reimbursed the Advisor $0 and $7,278,011, respectively, of offering costs related to the Public Offering including $0 and $327,000 of amounts paid to Crossroads for certain offering services provided to the Company.

The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through March 31, 2014, including reimbursements of organization costs of $100,738, reimbursements of private offering costs of  $2,301,719 and reimbursements of Public Offering costs of $93,543,749. The Company accrued $0 and $3,105,246 for the reimbursement of offering costs in the financial statements as of March 31, 2014 and December 31, 2013, respectively.

Investment Management Fee

The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee is calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. The Company paid distributions in excess of the Company’s Adjusted Funds From Operations; therefore, $4,351,578 of investment management fees were deferred during the offering stage and remained deferred as of March 31, 2014.

Acquisition Fees and Expenses

The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the cost of investment, as defined, in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. During the three months ended March 31, 2014 and 2013, the Company incurred acquisition fees of $1,579,677 and $2,222,318, of which $989,747 and $1,932,660, respectively, was paid to the Advisor. Acquisition fees of $589,930 and $0 were due and payable and included in due to affiliates in the accompanying balance sheets at March 31, 2014 and December 31, 2013, respectively. The Company paid distributions in excess of the Company’s Adjusted Funds From Operations; therefore, $648,422 of acquisition fees were deferred during the offering stage and remain deferred as of March 31, 2014.

In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor or its affiliates, including personnel-related costs for acquisition due diligence, legal and non-recurring management services, and amounts the Advisor pays to third parties in connection with the selection, acquisition or development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three months ended March 31, 2014 and 2013, the Advisor incurred $209,204 and $1,671,768 of direct acquisition costs and the Company paid $407,709 and $446,720 of acquisition costs to third parties.

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

Property Management Fees and Expenses

The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager. For the three months ended March 31, 2014 and 2013, the Company incurred $1,353,298 and $548,853, respectively, of property management fees, of which $1,291,118 and $516,451 was paid to the Property Manager. Property management fees totaling  $478,761 and $416,581 were payable to the Property Manager at March 31, 2014 and December 31, 2013, respectively.

In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. For the three months ended March 31, 2014 and 2013, the Company incurred $396,553 and $158,359 of other fees, of which $399,338 and $136,721 was paid to the Property Manager. Other fees totaling $42,435 and $45,220 were payable to the Property Manager at March 31, 2014 and December 31, 2013, respectively.

In addition, the Company reimburses the Property Manager for the salaries and related benefits of on-site property management employees. For the three months ended March 31, 2014 and 2013, the Company incurred $4,091,180 and $1,456,994 of salaries and related benefits of on-site property management employees, of which $3,425,106 and $1,395,827 was paid to the Property Manager. Property management expenses totaling  $1,234,925 and $568,851 were payable to the Property Manager at March 31, 2014 and December 31, 2013, respectively.

Construction Management Fees

The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned renovation for certain of the Company's properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. For  the three months ended March 31, 2014, the Company incurred $229,142 of construction management fees, of which $229,142 was paid to the Construction Manager. No construction management fees were incurred for the three months ended March 31, 2013. No construction management fees were payable to the Construction Manager at March 31, 2014 and December 31, 2013.

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

The Charter limits the Company’s total operating expenses (as defined) during any four fiscal quarters to the greater of 2% of the Company’s average invested assets (as defined below) or 25% of the Company’s net income for the same period (the “2% /25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).

For the three months ended March 31, 2014 and 2013, the Advisor and its affiliates incurred $223,675 and $187,738 related to the allocable share of Advisor’s overhead expenses of $223,675 and $187,738, none of which were in excess of the 2%/25% Limitation and are included in the $1,333,874 and $710,822 of general and administrative expenses recognized by the Company.

Disposition Fee

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price. As of March 31, 2014, the Company had not incurred any disposition fees.

Selling Commissions and Dealer Manager Fees

Pursuant to the terms of the Dealer Manager Agreement, the Company paid the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager was also able to reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer.  For the three months ended March 31, 2014 and 2013, the Company paid selling commissions of $0 and $3,065,168 and dealer manager fees of $0 and $1,698,582, respectively.

8. Incentive Award Plan and Independent Director Compensation

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2014 and December 31, 2013, except those awards granted to the independent directors as described below.

Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Company’s private offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recorded stock-based compensation expense of $22,176 and $21,126 for the three months ended March 31, 2014 and 2013, respectively.

On November 15, 2012, the Company entered into a Stock Purchase Plan (the “Plan”) with Ella Shaw Neyland, the Company's President and a member of the Company's board of directors, whereby Ms. Neyland has agreed to invest $5,530 for 600 shares of common stock pursuant to the Public Offering on the first day of each fiscal quarter. The purchase of shares of the Company’s common stock by Ms. Neyland pursuant to the Plan commenced on January 1, 2013 and terminated on November 15, 2013. The shares were purchased pursuant to the Plan at a price of $9.216 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.

9.	Commitments and Contingencies

Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate caps are used to accomplish this objective. As of March 31, 2014, the Company had 23 interest rate caps with notional amounts totaling $518,879,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2014:

			Effective	Maturity	Notional		Variable	Fixed	Fair Value as of
Property	Type	Purpose	Date	Date	Amount	Based on	Rate	Rate	Mar 31, 2014	Dec 31, 2013
Windsor on	Cap	Cap Floating	2/9/2012	2/1/2017	$23,500,000	SIFMA	0.06%	3.00%	$69,731	$121,310
the River		Rate		2/1/2019		Municipal Swap Index		5.00%
Ashley Oaks	Cap	Cap Floating Rate	10/24/2011	11/1/2016	21,712,000	One-Month LIBOR	0.15%	5.00%	14,495	19,729
Trails at Buda Ranch	Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.15%	2.00%	286,847	335,483
Deer Valley	Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.15%	2.00%	374,308	439,064
Grayson Ridge	Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.15%	2.00%	99,863	115,262
Rosemont at Olmos Park	Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.15%	2.00%	146,566	164,538
Meritage at Steiner Ranch	Cap	Cap Floating Rate	8/6/2013	9/1/2017	55,500,000	One-Month LIBOR	0.15%	2.00%	631,238	715,411
Tapestry Park	Cap	Cap Floating Rate	9/23/2013	10/1/2017	23,100,000	One-Month LIBOR	0.15%	3.56%	130,290	154,735
Stuart Hall	Cap	Cap Floating Rate	8/27/2013	9/1/2017	12,407,000	One-Month LIBOR	0.15%	3.50%	44,271	62,083
BriceGrove Park	Cap	Cap Floating Rate	9/24/2013	10/1/2017	14,985,000	One-Month LIBOR	0.15%	3.42%	92,530	110,612
Landing at Mansfield	Cap	Cap Floating Rate	9/27/2013	10/1/2017	22,750,000	One-Month LIBOR	0.15%	2.50%	215,764	251,548
The Heights	Cap	Cap Floating Rate	9/30/2013	10/1/2017	29,014,000	One-Month LIBOR	0.15%	2.50%	260,106	312,618
Villas at Huffmeister	Cap	Cap Floating Rate	10/10/2013	11/1/2017	25,963,000	One-Month LIBOR	0.15%	2.50%	253,010	303,798
Villas at Kingwood	Cap	Cap Floating Rate	10/10/2013	11/1/2017	28,105,000	One-Month LIBOR	0.15%	2.50%	273,883	328,862
Waterford Place at Riata Ranch	Cap	Cap Floating Rate	10/10/2013	11/1/2017	16,340,000	One-Month LIBOR	0.15%	2.50%	159,233	191,198
Carrington	Cap	Cap Floating	11/7/2013	11/30/2014	22,376,000	One-Month	0.15%	2.00%	246,767	302,878
Place		Rate		11/30/2015		LIBOR		2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%

			Effective	Maturity	Notional		Variable	Fixed	Fair Value as of
Property	Type	Purpose	Date	Date	Amount	Based on	Rate	Rate	Mar 31, 2014	Dec 31, 2013
Carrington	Cap	Cap Floating	11/7/2013	11/30/2014	$22,959,000	One-Month	0.15%	2.00%	$253,196	$310,770
at		Rate		11/30/2015		LIBOR		2.50%
Champion				11/30/2016				3.25%
Forest				12/1/2018				4.10%
Carrington	Cap	Cap Floating	11/7/2013	11/30/2014	17,717,000	One-Month	0.15%	2.00%	195,386	239,815
Park		Rate		11/30/2015		LIBOR		2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Willow	Cap	Cap Floating	11/20/2013	11/30/2014	43,500,000	One-Month	0.15%	2.00%	295,564	448,006
Crossing		Rate		11/30/2015		LIBOR		2.50%
				11/30/2016				3.25%
				12/1/2018				4.65%
Audubon	Cap	Cap Floating	12/27/2013	12/31/2014	11,760,000	One-Month	0.15%	2.00%	87,491	184,362
Park		Rate		12/31/2015		LIBOR		2.75%
				12/31/2016				3.50%
				12/31/2017				4.25%
				1/1/2019				4.75%
Mallard	Cap	Cap Floating	12/27/2013	12/31/2014	27,860,000	One-Month	0.15%	2.00%	223,848	350,479
Crossing		Rate		12/31/2015		LIBOR		2.50%
				12/31/2016				3.00%
				1/1/2018				3.40%
Renaissance	Cap	Cap Floating	1/9/2014	2/1/2015	20,440,000	One-Month	0.15%	2.00%	156,406	-
at Carol		Rate		2/1/2016		LIBOR		2.50%
Stream				2/1/2017				3.00%
				2/1/2018				3.64%
Mapleshade	Cap	Cap Floating	3/31/2014	4/1/2015	15,161,000	One-Month	0.15%	2.50%	65,101	-
Park		Rate		4/1/2016		LIBOR		3.00%
				4/1/2017				3.57%

					$518,879,000				$4,575,894	$5,462,561

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

The interest rate caps are not designated, nor do they qualify as, cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate caps as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2014 resulted in an unrealized loss of $1,189,874, which is included in interest expense in the accompanying consolidated statements of operations.

11.	Pro Forma Information (unaudited)

The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three months ended March 31, 2014 and 2013. The Company acquired three properties during the three months ended March 31, 2014. These properties contributed $1,228,180 of revenues and $504,417 of net loss, including $857,879 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to March 31, 2014. The following unaudited pro forma information for the three months ended March 31, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2014	2013
Revenues	$46,907,884	$19,913,779
Net loss	$(14,587,328)	$(9,545,832)
Basic and diluted net loss per common share	$(0.20)	$(0.13)

The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three months ended March 31, 2014 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements that existed as of the acquisition date; (2) depreciation and amortization have been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

12. Subsequent Events

Distributions Paid

On April 1, 2014, the Company paid distributions of $4,549,950, which related to distributions declared for each day in the period from March 1, 2014 through March 31, 2014 and consisted of cash distributions paid in the amount of $2,297,080 and $2,252,870 in shares issued pursuant to the DRP.

On May 1, 2014, the Company paid distributions of $4,417,561which related to distributions declared for each day in the period from April 1, 2014 through April 30, 2014 and consisted of cash distributions paid in the amount of $2,228,083 and $2,189,478 in shares issued pursuant to the DRP.

Redemption

On April 30, 2014, the Company redeemed 38,416 shares of its common stock for a total redemption value of $381,757, or $9.88 per share, pursuant to the Company's share repurchase plan.

Distribution Reinvestment Plan

On January 3, 2014, the Company filed a Form S-3 with the SEC to offer up to 12,000,000 shares of common stock to existing shareholders pursuant to the DRP. From January 3, 2014 through May 9, 2014, the Company had sold 894,866 shares of its common stock pursuant to the DRP for gross offering proceeds of $8,707,048.

Refinancing of the Windsor on the River Apartments Loan

On May 9, 2014, SIR Windsor on the River, LLC (“SIR Windsor”) refinanced an existing loan (the “Acquisition Loan”) secured by a multifamily property located in Cedar Rapids, Iowa, commonly known as the Windsor on the River Apartments, with the proceeds of a loan in the aggregate principal amount of $23,500,000 from PNC Bank, National Association (“PNC”) pursuant to the requirements of the Fannie Mae DUS Supplemental Loan Program. The Windsor Loan is evidenced by a promissory note issued by SIR Windsor in favor of PNC in the aggregate principal amount of $23,500,000 and a Multifamily Loan and Security Agreement between SIR Windsor and PNC (the “Loan Agreement”).

The proceeds of the Windsor Loan were used by SIR Windsor to redeem the assumed obligations for tax-exempt bonds issued by the Iowa Finance Authority in the amount of $23,500,000.

Interest on the outstanding principal balance of the Windsor Loan will accrue at a rate of 2.24% until July 1, 2014. The first date of each month thereafter, the interest rate will be calculated as the sum of the current London Inter-Bank Offered Rate (LIBOR) plus 2.09% (the “Interest Rate”). A payment of $43,905 will be due and payable on July 1, 2014. Thereafter, a monthly payment of interest as further described in the Loan Agreement will be due and payable on the first day of each month until June 1, 2015.  Commencing July 1, 2015 until June 1, 2024 (the “Maturity Date”), monthly payments of principal in the amount of $33,754 and interest, as further described in the Loan Agreement, will be due and payable . The entire outstanding principal balance of the Windsor Loan, plus any accrued and unpaid interest thereon, is due and payable in full on the Maturity Date. So long as any monthly payment or any other amount due under the Windsor Loan remains past due for thirty (30) days or more, interest will accrue on the unpaid principal balance of the Windsor Loan at a rate equal to the lesser of (1) the Interest Rate plus 4.0% or (2) the maximum interest rate which may be collected by PNC under applicable law. So long as any payment due under the Windsor Loan is not received by PNC within ten days after such payment is due, SIR Windsor will pay to PNC, immediately and without demand by PNC, a late charge equal to 5.0% of the amount of the payment due. Following the first year of the Windsor Loan, SIR Windsor may voluntarily prepay all, but not less than all, of the unpaid principal balance of the Windsor Loan and all accrued interest thereon and other sums due to PNC under the Windsor Loan on the last  business day of any calendar month during the term of the Windsor Loan, provided that SIR Windsor must provide PNC with at least thirty (30) days (if provided by U.S. Postal Service) or twenty (20) days (if provided by electronic transmission or overnight courier) and not more than sixty (60) days prior written notice of such prepayment. SIR Windsor must also pay a prepayment fee to PNC, calculated in accordance with the terms of the Loan Agreement, in connection with any voluntary prepayment of the Windsor Loan.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history as we commenced operations on August 11, 2010;
•	the fact that we have had a net loss for each quarterly and annual period since inception;
•	our ability to effectively deploy the remaining proceeds raised in our public offering of common stock;
•	changes in economic conditions generally and the real estate and debt markets specifically;
•	our ability to successfully dispose of real estate on terms that are favorable to us;
•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and liquidity of real estate investments;
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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014.

Overview

We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.

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

On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232.   On January 3, 2014, we registered with the SEC to offer up to 12,000,000 shares of common stock to existing stockholders pursuant to the distribution reinvestment plan. Our board of directors may, in its sole discretion, change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant.

Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act.  Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325.

As of March 31, 2014, we owned 65 multifamily properties located within the greater midwest and southern geographic regions.  Our property portfolio consists of an aggregate of 16,271 apartment homes and 30,125 square feet of rentable commercial space. The cost of our real estate portfolio was $1,566,221,535, exclusive of closing costs. At March 31, 2014, our portfolio was approximately 96.0% leased.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Our Real Estate Portfolio

As of March 31, 2014, we owned the 65 properties listed below:

							Average
							Occupancy		Average Monthly
					Contract	Mortgage	as of		Rent as of
			Purchase	Number	Purchase	Debt	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	Property Name	Location	Date	of Units	Price	Outstanding	2014	2013	2014	2013
1	Lincoln Tower Apartments	Springfield, IL	8/11/2010	190	$9,500,000	$8,376,991	94.2%	93.7%	$935	$893
2	Park Place Condominiums	Des Moines, IA	12/22/2010	151	8,323,400	4,938,136	96.7%	92.7%	920	891
3	Arbor Pointe Apartments	Louisville, KY	5/5/2011	130	6,500,000	4,984,533	98.5%	93.1%	797	733
4	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,593,348	98.2%	97.3%	736	721
5	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,593,337	95.9%	91.9%	962	945
6	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,790,881	94.0%	94.5%	717	676
7	Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,881,198	97.7%	95.3%	642	634
8	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,473,545	96.1%	98.0%	942	900
9	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	95.8%	92.0%	730	704
10	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	9,056,107	96.3%	93.5%	711	684
11	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,827,788	96.8%	96.4%	901	872
12	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	24,184,603	90.6%	88.6%	1,010	937
13	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	94.0%	91.4%	988	956
14	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,754,846	95.9%	90.5%	990	964
15	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,532,534	95.3%	89.7%	975	949
16	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,199,716	99.4%	93.8%	868	874
17	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,753,989	98.0%	94.0%	1,006	999
18	Sycamore Terrace Apartments(1)	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	—	84.4%	96.6%	1,246	1,038
19	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,670,108	94.7%	92.3%	1,118	1,106
20	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,375,394	88.8%	96.7%	1,006	894
21	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	82.8%	96.6%	747	677

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

							Average
							Occupancy		Average Monthly
					Contract	Mortgage	as of		Rent as of
			Purchase	Number	Purchase	Debt	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	Property Name	Location	Date	of Units	Price	Outstanding	2014	2013	2014	2013
22	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	$30,790,000	21,584,038	89.8%	80.7%	843	792
23	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,501,281	94.5%	91.5%	1,077	1,023
24	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	15,113,465	97.7%	94.4%	1,059	1,036
25	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,500,000	95.0%	95.2%	899	867
26	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	6,180,993	97.8%	98.9%	1,053	997
27	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,900,000	97.3%	90.0%	836	839
28	South Pointe at Valley Farms Apartments	Louisville, KY	12/28/2012	32	5,275,000	—	100.0%	100.0%	1,024	1,018
29	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	14,203,481	93.7%	98.1%	899	827
30	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,996,841	95.9%	88.5%	1,277	1,245
31	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,767,000	93.1%	90.6%	1,026	979
32	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	9,070,165	89.8%	97.5%	1,020	915
33	The Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	17,030,000	94.3%	89.8%	959	906
34	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	27,194,601	90.1%	84.7%	1,348	1,227
35	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,875,000	96.4%	91.1%	1,274	1,243
36	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,725,000	98.3%	95.8%	733	712
37	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	15,100,000	92.4%	87.5%	1,411	1,325
38	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	17,151,210	90.4%	90.0%	1,057	994
39	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,839,414	97.8%	97.8%	725	705
40	Arbors at Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,351,251	96.2%	94.7%	841	817
41	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,836,545	94.9%	91.7%	839	808
42	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,446,636	98.1%	93.1%	734	715
43	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	55,500,000	86.5%	84.5%	1,549	1,396
44	Tapestry Park Apartments	Birmingham, AL	8/13/2013	223	32,400,000	23,100,000	97.3%	97.8%	1,276	1,213

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

							Average
							Occupancy		Average Monthly
					Contract	Mortgage	as of		Rent as of
			Purchase	Number	Purchase	Debt	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	Property Name	Location	Date	of Units	Price	Outstanding	2014	2013	2014	2013
45	Dawntree Apartments	Carrollton, TX	8/15/2013	400	$24,000,000	$15,991,021	97.0%	96.3%	783	752
46	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,407,000	94.8%	93.9%	1,258	1,188
47	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,985,000	92.9%	90.0%	900	855
48	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	94.7%	94.0%	1,025	978
49	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	—	98.1%	96.6%	1,082	1,058
50	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,750,000	93.8%	93.8%	943	895
51	The Heights Apartments	Houston, TX	9/30/2013	504	37,000,000	29,014,000	96.0%	94.4%	942	894
52	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,963,000	94.2%	95.2%	1,205	1,135
53	Villas at Kingwood	Houston, TX	10/10/2013	330	40,150,000	28,105,000	94.8%	91.2%	1,194	1,140
54	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,340,000	95.2%	94.3%	1,108	1,047
55	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	89.2%	91.7%	1,156	1,005
56	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	95.8%	93.0%	1,072	1,025
57	Carrington Park	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	90.9%	91.8%	1,181	1,078
58	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	43,500,000	93.4%	95.5%	1,005	951
59	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	75.0(2)%	65.8(2)%	1,672	1,349
60	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,809,054	91.7%	93.8%	1,286	1,175
61	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	89.8%	92.2%	914	823
62	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,860,000	90.0%	87.4%	1,111	1,016
63	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,440,000	92.8%	95.9%	1,016	966
64	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	89.6%	—%	1,122	—
65	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	85.1%	—%	1,581	—
				16,271	$1,565,527,557	$1,021,131,050	93.6%	92.4%	$1,019	$952

__________________________

(1)

As discussed below, we acquired an additional 72 newly constructed apartment homes at the Sycamore Terrace property during the three months ended March 31, 2014. The occupancy as of March 31, 2014 is reflective of certain vacancies in these newly constructed apartments as we are still in the lease-up phase of operations for these newly acquired apartments. The 84.4% occupancy at March 31, 2014 is not reflective of the stabilized occupancy of the property.

(2)

The property was constructed in 2013 and is currently in the lease-up phase of operations. As of March 31, 2014 and December 31, 2013, the property was 75.0% and 65.8% occupied; however, such occupancy is not reflective of the stabilized occupancy of the property.

First Quarter Real Estate Acquisitions

For the first quarter of 2014, we acquired two multifamily properties and an additional 72 apartments at an existing property, comprising 412 apartment homes, for an aggregate purchase price of $48,874,157, excluding closing costs.

Sycamore Terrace Apartments (Phase II)

On March 5, 2014, we acquired a fee simple interest in Watermark at Sycamore Terrace Phase II, or the Phase II property, located in Terre Haute, Indiana, for an aggregate purchase price of $6,674,157, excluding closing costs. We funded the payment of the purchase price for the Phase II property with proceeds remaining from our public offering.

Reserve at Creekside Village

On March 28, 2014, we acquired a fee simple interest in Reserve at Creekside Village located in Chattanooga, Tennessee, for an aggregate purchase price of $18,875,000, excluding closing costs. We funded the payment of the purchase price for the Reserve at Creekside Village with proceeds remaining from our initial public offering.

Mapleshade Park

On March 31, 2014, we acquired a fee simple interest in Mapleshade Park located in Dallas, Texas, for an aggregate purchase price of $23,325,000, excluding closing costs. We financed the payment of the purchase price for Mapleshade Park with a combination of: (1) proceeds remaining from our initial public offering and (2) a loan in the aggregate principal amount of $15,161,000 from a financial institution.

Critical Accounting Policies

The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our accounting policies during 2014.  See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our transfer agent, expenses related to our organization, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.

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

We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2014 and December 31, 2013, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2013,  2012 and 2011.

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

Distributions declared and paid during each of the last five fiscal quarters ended March 31, 2014 were as follows:

						Sources of		Net Cash
						Distributions Paid		Provided By
		Distributions				Cash Flow		(Used In)
	Distributions	Declared Per	Distributions Paid(3)			From	Offering	Operating
Period	Declared(1)	Share(1)(2)	Cash	Reinvested	Total	Operations	Proceeds	Activities
First Quarter 2013	$4,460,763	$0.177	$2,399,708	$1,768,123	$4,167,831	$2,308,865	$1,858,966	$2,308,865
Second Quarter 2013	5,720,601	0.179	3,003,582	2,281,198	5,284,780	767,640	4,517,140	767,640
Third Quarter 2013	7,736,858	0.181	3,884,480	3,141,286	7,025,766	2,561,680	4,464,086	2,561,680
Fourth Quarter 2013	10,727,539	0.181	5,014,893	4,437,438	9,452,331	(7,942,291)	17,394,622	(7,942,291)
First Quarter 2014	13,174,851	0.177	6,455,864	6,227,488	12,683,352	7,784,361	4,898,991	7,784,361

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.
(2)	Assumes each share was issued and outstanding each day during the periods presented.
(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

For the three months ended March 31, 2014, we paid aggregate distributions of $12,683,352, including $6,455,864 of distributions paid in cash and 640,030 shares of our common stock issued pursuant to our distribution reinvestment plan for $6,227,488.  For the three months ended March 31, 2014, we had a net loss of $14,082,911. We had funds from operations, or FFO, for the three months ended March 31, 2014 of $6,122,440 and net cash provided by operating activities was $7,784,361. For the three months ended March 31, 2014, we funded $7,784,361 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and $4,898,991 with proceeds from our public offering. However, on a cumulative basis, as of March 31, 2014, all distribution have been paid with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”

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

In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor will be deferred up to an aggregate amount of $5 million. As of March 31, 2014 and December 31, 2013, we had deferred $5,000,000 in fees payable to our advisor pursuant to the terms of the advisory agreement.

We are only obligated to pay our advisor for these deferred fees if and to the extent that our cumulative adjusted funds from operations (which is equivalent to our modified funds from operations described herein) for the period beginning on the date of the commencement of our private offering through the date of any such payment exceed the lesser of (1) the cumulative amount of any distributions paid to our stockholders as of the date of such payment or (2) an amount that is equal to a 7.0% cumulative, non-compounded, annual return on invested capital for our stockholders for the period from the commencement of our initial public offering through the date of such payment. Our obligation to pay the deferred fees will survive the termination of the advisory agreement and will continue to be subject to the repayment conditions above. We will not pay interest on the deferred fees if and when such fees are paid to our advisor.

The $5,000,000 of deferred fees continue to accrue until the fees are either paid or it becomes remote that the fees will be paid to our advisor. We anticipate that any deferred fees will ultimately be paid and therefore will be accrued when incurred.

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

As of March 31, 2014, we had not entered into any leases as a lessee.

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

Liquidity and Capital Resources

We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. However, under our Second Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2014, our borrowings were not in excess of 300% of the value of our net assets.

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

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, proceeds remaining from our initial public offering, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured financing and proceeds from our operating partnership’s private placements, if any, will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate may grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

On October 22, 2012, we entered into a revolving line of credit facility with PNC Bank, National Association for an amount up to $5,000,000.  On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. As of March 31, 2014, $15,000,000 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.

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

Cash Flows Provided by Operating Activities

As of March 31, 2014, we owned 65 multifamily properties. During the three months ended March 31, 2014, net cash provided by operating activities was $7,784,361 compared to net cash provided by operating activities of $2,308,865 for the three months ended March 31, 2013. The increase in net cash provided by operating activities is primarily due to the increase in depreciation and amortization expenses, increase in the restricted cash and the change in the fair value of the interest rate caps, partially offset by accounts payable and other accrued liabilities and the increase in the net loss compared to the first quarter of 2013.

We expect to generate cash flows from operations as we stabilize the operations of our property portfolio.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2014, net cash used in investing activities was $51,732,219 compared to net cash used in investing activities of $86,244,084 during the three months ended March 31, 2013. The decrease in net cash used in investing activities was primarily due to the fact we acquired two multifamily properties and an additional 72 apartment homes at an existing property during the three months ended March 31, 2014, compared to four multifamily properties acquired during the three months ended March 31, 2013.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of the decrease in amounts receivable from our transfer agent and proceeds from the issuance of notes payable. During the three months ended March 31, 2014, net cash provided by financing activities was $65,367,598 compared to net cash provided by financing activities of $87,685,705 during the three months ended March 31, 2013. Net cash provided by financing activities during the three months ended March 31, 2014 consisted of the following:

•	$23,454,681 of cash provided by offering proceeds related to our initial public offering, net of (1) the reimbursement of other offering costs to affiliates in the amount of $3,105,247;
•	$33,842,942 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $267,007 and principal payments of $1,491,051;
•	$474,161 of cash paid for the redemption of common stock; and
•	$6,455,864 of net cash distributions, after giving effect to distributions reinvested by stockholders of $6,227,488.

Contractual Commitments and Contingencies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2014, our aggregate borrowings were not in excess of 300% of the value of our net assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor or its affiliates in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets, the management of the development or improvement of our assets and costs incurred by our advisor in providing services to us.

As of March 31, 2014, we had indebtedness totaling an aggregate principal amount of $1,036,131,050. The following is a summary of our contractual obligations as of March 31, 2014:

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Interest payments on outstanding debt obligations(1)	$285,174,746	$27,022,285	$70,288,180	$63,676,727	$124,187,554
Principal payments on outstanding debt obligations(2)	1,036,131,050	22,982,474	34,237,541	128,365,749	850,545,286
Total	$1,321,305,796	$50,004,759	$104,525,721	$192,042,476	$974,732,840

(1)

Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2014. We incurred interest expense of $9,924,021 during the three months ended March 31, 2014, including amortization of deferred financing costs totaling $364,088.

(2)

Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts include the amortization of the debt premiums associated with certain notes payable.

Results of Operations

The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2014 and 2013. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of March 31, 2014, we owned 65 multifamily properties compared to owning only 34 multifamily properties at March 31, 2013. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the three months ended March 31, 2014 and 2013 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our continuous public offering received to date and expect to continue to deploy capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table summarizes the consolidated results of operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013	Change $	Change %
Total revenues	$45,679,704	$18,590,756	$27,088,948	146%
Operating, maintenance and management	12,853,281	4,548,938	8,304,343	183%
Real estate taxes and insurance	8,325,350	2,592,713	5,732,637	221%
Fees to affiliates	6,503,824	4,186,126	2,317,698	55%
Depreciation and amortization	20,205,351	8,723,557	11,481,794	132%
Interest expense	9,924,021	4,302,013	5,622,008	131%
General and administrative expenses	1,333,874	710,822	623,052	88%
Acquisition costs	616,914	2,118,488	(1,501,574)	(71)%
Net loss	$(14,082,911)	$(8,591,901)	$(5,491,010)	64%

NOI(1)	$22,751,222	$10,741,893	$12,009,329	112%
FFO(2)	$6,122,440	$131,656	$5,990,784	4,550%
MFFO(2)	$9,345,668	$4,278,753	$5,066,915	118%

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

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Net loss

For the three months ended March 31, 2014, we had a net loss of $14,082,911 compared to a net loss of $8,591,901 for the three months ended March 31, 2013. The increase in net loss of $5,491,010 over the prior year period was primarily due to the increase in operating, maintenance and management expenses of $8,304,343, the increase in real estate taxes and insurance of $5,732,637, the increase in fees to affiliates of $2,317,698, the increase in depreciation and amortization expense of $11,481,794, the increase in interest expense of $5,622,008 and the increase in general and administrative expenses of $623,052, partially offset by the decrease in other acquisition costs of $1,501,574 and the increase in total revenues of $27,088,948. The increase in our expenses was due primarily to the increase in our property portfolio from 34 properties at March 31, 2013 to 65 properties at March 31, 2014.

Total revenues

Rental income and tenant reimbursements for the three months ended March 31, 2014 were $45,679,704 compared to $18,590,756 for the three months ended March 31, 2013. The increase of $27,088,948 was primarily due to the fact that we owned 65 multifamily properties as of March 31, 2014 compared to 34 multifamily properties as of March 31, 2013. Additionally, our total units increased by 8,617 from 7,654 at March 31, 2013 to 16,271 at March 31, 2014 and average monthly rents increased from $887 as of March 31, 2013 to $1,019 as of March 31, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and improved occupancy.

Operating, maintenance and management

Operating, maintenance and management expenses for the three months ended March 31, 2014 were $12,853,281 compared to $4,548,938 for the three months ended March 31, 2013. The increase of $8,304,343 was primarily due to the fact that we operated 65 multifamily properties as of March 31, 2014 compared to 34 multifamily properties as of March 31, 2013. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.

Real estate taxes and insurance

Real estate taxes and insurance expenses for the three months ended March 31, 2014 were $8,325,350 compared to $2,592,713 for the three months ended March 31, 2013. The increase of $5,732,637 was due to the acquisition of 31 multifamily properties since March 31, 2013 and the continuing operation of the properties owned as of December 31, 2013. We expect these amounts to increase slightly in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.

Fees to affiliates

Fees to affiliates for the three months ended March 31, 2014 were $6,503,824 compared to $4,186,126 for the three months ended March 31, 2013. The increase of $2,317,698 was primarily due to investment management fees of $3,174,296 earned by our advisor as a result of the growth of our property portfolio to 65 multifamily properties as of March 31, 2014, compared to investment management fees of $1,256,596 earned by our advisor on 34 multifamily properties owned as of  March 31, 2013.  Additionally, the property management fees payable to our affiliated property manager increased for the three months ended March 31, 2014 as a result of the growth of our property portfolio. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.

Depreciation and amortization

Depreciation and amortization expenses for the three months ended March 31, 2014 were $20,205,351 compared to $8,723,557 for the three months ended March 31, 2013. The increase of $11,481,794 was primarily due to the net increase in depreciable and amortizable assets of $769,635,053 since March 31, 2013. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

Interest expense

Interest expense for the three months ended March 31, 2014 was $9,924,021 compared to $4,302,013 for the three months ended March 31, 2013. The increase of $5,622,008 was primarily due to the net increases in the notes payable balance of $546,873,035 due to financing incurred in connection with the acquisition of 31 multifamily properties since March 31, 2013. Included in interest expense is the amortization of deferred financing costs of $364,088 and $160,294 and amortization of loan premiums and discounts of $308,699 and $155,112 for the three months ended March 31, 2014 and 2013, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $1,189,874 and $64,617 for the three months ended March 31, 2014 and 2013. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

General and administrative expense

General and administrative expenses for the three months ended March 31, 2014 were $1,333,874 compared to $710,822 for the three months ended March 31, 2013. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to decrease as a percentage of total revenue.

Acquisition costs

Acquisition costs for the three months ended March 31, 2014 were $616,914 compared to $2,118,488 for the three months ended March 31, 2013. The decrease in acquisition costs related primarily to our acquisition of two multifamily properties, and an additional 72 apartment homes at an existing property, with an aggregate purchase price of $48,874,157 during the three months ended March 31, 2014 compared to four acquisitions of multifamily properties with an aggregate purchase price of $108,530,000 during the three months ended March 31, 2013. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Property Operations for the three months ended March 31, 2014 Compared to the three months ended March 31, 2013

For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at December 31, 2012. A “non-same-store” property is a property that was acquired, placed into service or disposed of after December 31, 2012.

The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013	Change $	Change %
Same-store properties:
Revenues	$18,083,441	$17,775,521	$307,920	2%
Operating expenses	8,825,621	7,548,819	1,276,802	17%
Net operating income	9,257,820	10,226,702	(968,882)	(9)%

Non-same-store properties:
Net operating income	13,493,402	515,191	12,978,211

Total net operating income(1)	$22,751,222	$10,741,893	$12,009,329

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

Net Operating Income

Same-store net operating income for the three months ended March 31, 2014 was $9,257,820 compared to $10,226,702 for the three months ended March 31, 2013. The decrease in same-store net operating income was primarily due to the 17% increase in same-store operating expenses partially offset by the 2% increase in same-store revenues over the comparable prior year period.

Revenues

Same-store revenues for the three months ended March 31, 2014 were $18,083,441 compared to $17,775,521 for the three months ended March 31, 2013. The 2% increase in same-store revenues was primarily due to the market rent increases at the same-store properties, partially offset by increases in vacancy loss and concessions at certain same store properties during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating Expenses

Same-store operating expenses for the three months ended March 31, 2014 were $8,825,621 compared to $7,548,819 for the three months ended March 31, 2013. The 17% increase in same-store operating expenses was primarily due to increased property tax expenses as well as increased utility expenses as a result of the severe weather conditions experienced at the certain of the same store properties during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2014 and 2013 computed in accordance with GAAP:

	For the Three Months Ended
	March 31,
	2014	2013
Net loss	$(14,082,911)	$(8,591,901)
Fees to affiliates(1)	4,753,973	3,478,914
Depreciation and amortization	20,205,351	8,723,557
Interest expense	9,924,021	4,302,013
General and administrative expenses	1,333,874	710,822
Acquisition costs	616,914	2,118,488
Net operating income	$22,751,222	$10,741,893

________________

(1)

Fees to affiliates for the three months ended March 31, 2014 and 2013 excludes property management fees of $1,353,298 and $548,853 and other fees of $396,552 and $158,359, respectively, that are included in NOI.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

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

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
Reconciliation of net loss to MFFO:	2014	2013
Net loss	$(14,082,911)	$(8,591,901)
Depreciation of real estate assets	13,865,602	5,392,962
Amortization of lease-related costs	6,339,749	3,330,595
FFO	6,122,440	131,656
Acquisition fees and expenses(1)(2)	2,196,591	4,340,806
Unrealized loss on derivative instruments	1,189,874	64,617
Accretion of below-market leases	(163,237)	(258,326)
MFFO	$9,345,668	$4,278,753

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

(2)

Acquisition fees and expenses for the three months ended March 31, 2014 and 2013 includes acquisition fees of $1,579,677 and $2,222,318, respectively, that are recorded in fees to affiliates in the accompanying statements of operations and acquisition expenses of $616,914 and $2,118,488, respectively that are recorded in acquisition costs in the accompanying statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations  (continued)

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 of our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2014, the fair value of our fixed rate debt was $487,328,170 and the carrying value of our fixed rate debt was $502,380,011. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $533,751,038 of our outstanding variable rate debt. Based on interest rates as of March 31, 2014, if interest rates are 100 basis points higher during the 12 months ending March 31, 2015, interest expense on our variable rate debt would increase by $5,241,961 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2015, interest expense on our variable rate debt would decrease by $774,708.

At March 31, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.29% and 2.61%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2014 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2014, where applicable.

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us.  If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2014, we did not have counterparty risk on our interest rate cap agreements as we had net unrealized losses from the change in fair value of interest rate caps of $1,189,874.  See also Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.

On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We offered up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. We initially offered shares of our common stock to the public in our primary offering at a price of $10.00 per share and to our stockholders pursuant  to our distribution reinvestment plan at a price of $9.50 per share. As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock in our public offering increased from a price of $10.00 per share to $10.24 per share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to $9.73 per share. Our initial public offering terminated on December 20, 2013. Upon termination of our initial public offering, we had sold 74,245,616 shares of our common stock, including 1,588,289 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $751,234,073 in our private offering and public offering.

On January 3, 2014, we registered up to 12,000,000 shares of our common stock to be issued to existing shareholders pursuant to the distribution reinvestment plan. As of March 31, 2014, we had issued 438,224 shares for gross offering proceeds of $4,263,918.

PART II—OTHER INFORMATION (continued)

From inception through March 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

		Estimated/	Percentage of
Type of Expense Amount	Amount	Actual	Offering Proceeds
Selling commissions and dealer manager fees	$69,841,541	Actual	9.57%
Other organization and offering costs	23,802,946	Actual	3.26%
Total expenses	$93,644,487
Total public offering proceeds (excluding DRP proceeds)	$729,992,516	Actual	100%
Percentage of public offering proceeds used to pay for organization and offering costs	12.83%	Actual	12.83%

From the commencement of our initial public offering through March 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $651,745,261, including net offering proceeds from our distribution reinvestment plan of $15,397,232. The ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 13% for the public offering.

We intend to use substantially all of the remaining net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of March 31, 2014, we had invested in 65 multifamily properties for a total purchase price of $1,566,221,535. These property acquisitions were funded from proceeds of our offerings and $1,025,187,196 in secured financings.

During the three months ended March 31, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

				Approximate Dollar
				Value of Shares
	Total Number of	Total Number of	Average Price	Available That May
	Shares Requested	Shares	Paid per	Yet Be Redeemed
	to be Redeemed(1)	Redeemed	Share(2)	Under the Program
January 2014	4,111	48,460	$9.58	(3)
February 2014	21,947	1,053	9.50	(3)
March 2014	35,512	—	—	(3)
	61,570	49,513

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.
(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:
•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;
•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;
•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and
•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

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

10.1

Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2014)

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

May 15, 2014
Steadfast Income REIT, Inc.
Date:	May 15, 2014	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 15, 2014	By:	/s/ Kevin J. Keating
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

10.1

Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2014)

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