Form 10-Q/A
period 2014-03-31
Steadfast Income REIT, Inc.
filed 2014-05-16
CIK 1468010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to Steadfast Income REIT, Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 is being filed for the sole purpose of including the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T that were inadvertently omitted from the registrant’s Form 10-Q filed on May 15, 2014 (“Form 10-Q”). Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events occurring after the filing of the original Form 10-Q and does not modify or update the other disclosures presented in the Form 10-Q.

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