Form 10-Q
period 2014-06-30
Steadfast Income REIT, Inc.
filed 2014-08-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2014, there were 75,695,405 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$171,685,494	$163,061,398
Building and improvements	1,416,617,048	1,322,198,787
Tenant origination and absorption costs	1,749,308	15,588,747
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,592,696,113	1,503,493,195
Less accumulated depreciation and amortization	(68,696,539)	(46,865,284)
Total real estate held for investment, net	1,523,999,574	1,456,627,911
Real estate held for sale, net	6,050,723	14,335,248
Total real estate, net	1,530,050,297	1,470,963,159
Cash and cash equivalents	23,873,891	19,368,573
Restricted cash	31,733,017	24,982,208
Rents and other receivables	1,657,153	28,555,764
Assets related to real estate held for sale	154,728	444,740
Deferred financing costs and other assets, net	12,301,178	17,575,410
Total assets	$1,599,770,264	$1,561,889,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$30,328,673	$30,418,334
Below-market leases, net	—	163,237
Notes payable:
Mortgage notes payable, net	1,035,531,644	973,889,547
Revolving credit facility	20,000,000	—
Mortgage notes payable related to real estate held for sale	4,963,942	13,440,253
Total notes payable, net	1,060,495,586	987,329,800
Distributions payable	4,460,118	4,058,452
Due to affiliates, net	1,949,756	9,322,038
Liabilities related to real estate held for sale	101,656	534,458
Total liabilities	1,097,335,789	1,031,826,319
Commitments and contingencies (Note 10)
Redeemable common stock	22,833,164	12,945,007
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 75,884,855 and 74,153,580 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	758,849	741,538
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	647,012,521	640,181,521
Cumulative distributions and net losses	(168,170,069)	(123,804,541)
Total stockholders’ equity	479,601,311	517,118,528
Total liabilities and stockholders’ equity	$1,599,770,264	$1,561,889,854
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$43,924,772	$19,979,998	$85,168,553	$36,779,427
Tenant reimbursements and other	5,299,287	2,390,455	9,735,210	4,181,782
Total revenues	49,224,059	22,370,453	94,903,763	40,961,209
Expenses:
Operating, maintenance and management	13,314,840	5,944,288	26,168,121	10,472,201
Real estate taxes and insurance	8,876,041	3,300,748	17,201,391	5,914,486
Fees to affiliates	6,125,623	4,550,796	12,629,447	8,736,922
Depreciation and amortization	17,457,109	9,772,519	37,662,460	18,496,076
Interest expense	11,273,624	4,552,197	21,197,645	8,854,210
Loss on debt extinguishment	891,885	—	891,885	—
General and administrative expenses	1,527,542	994,118	2,861,416	1,704,940
Acquisition costs	483,368	1,001,902	1,100,282	3,120,390
Total expenses	59,950,032	30,116,568	119,712,647	57,299,225
Loss from continuing operations	(10,725,973)	(7,746,115)	(24,808,884)	(16,338,016)
Gain on sale of real estate, net	7,072,294	—	7,072,294	—
Net loss	(3,653,679)	(7,746,115)	(17,736,590)	(16,338,016)
Loss per common share — basic and diluted	$(0.05)	$(0.24)	$(0.24)	$(0.57)
Weighted average number of common shares outstanding — basic and diluted	75,164,490	32,136,950	74,817,466	28,727,291
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2012	22,908,859	$229,086	1,000	$10	$191,130,977	$(39,278,923)	$152,081,150
Issuance of common stock	51,373,960	513,743	—	—	522,554,977	—	523,068,720
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(49,014,259)	—	(49,014,259)
Transfers to redeemable common stock	—	—	—	—	(10,078,483)	—	(10,078,483)
Redemption of common stock	(129,239)	(1,291)	—	—	(1,245,009)	—	(1,246,300)
Other offering costs to affiliates	—	—	—	—	(13,271,892)	—	(13,271,892)
Distributions declared	—	—	—	—	—	(28,645,761)	(28,645,761)
Amortization of stock-based compensation	—	—	—	—	105,210	—	105,210
Net loss for the year ended December 31, 2013	—	—	—	—	—	(55,879,857)	(55,879,857)
BALANCE, December 31, 2013	74,153,580	741,538	1,000	10	640,181,521	(123,804,541)	517,118,528
Issuance of common stock	1,330,922	13,309	—	—	12,935,842	—	12,949,151
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers to redeemable common stock, net	—	—	—	—	(10,289,276)	—	(10,289,276)
Redemption of common stock	(87,928)	(881)	—	—	(855,035)	—	(855,916)
Distributions declared	—	—	—	—	—	(26,628,938)	(26,628,938)
Amortization of stock-based compensation	—	—	—	—	44,352	—	44,352
Net loss for the six months ended June 30, 2014	—	—	—	—	—	(17,736,590)	(17,736,590)
BALANCE, June 30, 2014	75,884,855	$758,849	1,000	$10	$647,012,521	$(168,170,069)	$479,601,311
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(17,736,590)	$(16,338,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,662,460	18,496,076
Accretion of below-market leases	(163,237)	(426,318)
Amortization of deferred financing costs	759,388	395,747
Amortization of stock-based compensation	44,352	243,796
Amortization of loan premiums and discounts	(617,397)	(387,942)
Change in fair value of interest rate cap agreements	3,315,514	(373,855)
Loss on debt extinguishment	95,658	—
Gain on sale of real estate	(7,072,294)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,752,395)	(4,413,849)
Rents and other receivables	349,524	(551,776)
Other assets	2,593,114	189,680
Accounts payable and accrued liabilities	(923,582)	5,538,451
Due to affiliates, net	732,964	704,511
Net cash provided by operating activities	17,287,479	3,076,505
Cash Flows from Investing Activities:
Acquisition of real estate investments	(92,203,757)	(163,523,649)
Additions to real estate investments	(10,774,719)	(2,331,167)
Escrow deposits for pending real estate acquisitions	(2,060,400)	(4,739,792)
Restricted cash for investing activities	(4,708,402)	(1,100,737)
Purchase of interest rate caps	(591,746)	(920,246)
Proceeds from sale of real estate, net	15,201,572	—
Net cash used in investing activities	(95,137,452)	(172,615,591)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	88,663,000	100,521,000
Principal payments on mortgage notes payable	(34,879,817)	(3,404,116)
Borrowings from credit facility	35,000,000	20,000,000
Principal payments on credit facility	(15,000,000)	(25,000,000)
Proceeds from issuance of common stock	26,561,229	138,847,097
Payments of commissions on sale of common stock and related dealer manager fees	—	(13,432,890)
Reimbursement of other offering costs to affiliates	(3,105,246)	(4,721,099)
Payment of deferred financing costs	(737,696)	(1,666,066)
Distributions to common stockholders	(13,290,263)	(5,403,290)
Redemptions of common stock	(855,916)	(582,692)
Net cash provided by financing activities	82,355,291	205,157,944
Net increase in cash and cash equivalents	4,505,318	35,618,858
Cash and cash equivalents, beginning of period	19,368,573	9,528,664
Cash and cash equivalents, end of period	$23,873,891	$45,147,522

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$17,513,737	$8,433,993
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$401,666	$728,753
Assumption of mortgage notes payable to acquire real estate	$—	$51,270,501
Application of escrow deposits to acquire real estate	$1,900,400	$2,580,200
Premium on assumed mortgage notes payable	$—	$2,170,039
Increase in amounts receivable from transfer agent	$—	$(487,221)
Increase in amounts payable to affiliates for other offering costs	$—	$500,572
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$12,937,009	$4,049,321
Issuance of restricted common stock to settle liability	$5,000,000	$—
Increase in redeemable common stock, net	$(10,289,276)	$(3,319,127)
Increase in redeemable common stock payable	$401,119	$19,710

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company and Advisor, as a limited partner of the Operating Partnership, entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
As of June 30, 2014, the Company owned 66 multifamily properties comprising a total of 16,493 apartment homes, and an additional 25,973 square feet of rentable commercial space at three properties.
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
The business of the Company is externally managed by the Advisor pursuant to an Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 3, 2015. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company's board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2. Summary of Significant Accounting Policies
During the six months ended June 30, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-08 (described below), which impacts the Company's reporting on discontinued operations. There have been no other significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2014, the Company disposed of one apartment community and classified one apartment community as held for sale. As a result, certain assets and liabilities were classified as held for sale on the consolidated balance sheets for all periods presented.
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
Interest rate cap agreements - These derivatives did not qualify as fair value hedges and are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets, net in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$2,738,793	$—

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$5,462,561	$—

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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $1,026,328,768 and $965,681,419, respectively, compared to the carrying value of $1,040,495,586 and $987,329,800, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2014 through June 30, 2014 was a record date for distributions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2014, the Company declared distributions of $0.179 and $0.356 per common share, respectively. During the three and six months ended June 30, 2013, the Company declared distributions of $0.179 and $0.356 per common share, respectively.
Per Share Data
Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period. The Company's unvested restricted common stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings (loss) per share under the two-class method. Under the two-class method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested restricted common stock are not allocated losses as the awards do not have a contractual obligation to share in the losses of the Company. The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common shares and participating securities according to dividends declared and participation rights in undistributed earnings.
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
Recently Issued Accounting Standards Updates
In April 2014, the FASB issued new guidance that limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or (c) the component of an entity or group of components of an entity is disposed of other than by sale. This guidance also requires additional disclosures about discontinued operations and is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the new guidance for the reporting period beginning January 1, 2014. As a result of the adoption of this guidance, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 generally would be included in continuing operations on the Company’s consolidated statements of operations to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented on the consolidated statements of operations below income from continuing operations and income from discontinued operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for public business entities for annual periods beginning after 15 December 2016, including interim periods within that period. Early adoption is not permitted under GAAP. The Company is currently investigating the impact of this new guidance.
3. Real Estate
As of June 30, 2014, the Company owned 66 multifamily properties, encompassing in the aggregate 16,493 apartment homes and 25,973 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,601,257,557. As of June 30, 2014 and December 31, 2013, the Company’s portfolio was approximately 94.7% and 92.4% occupied and the average monthly rent was $938 and $918, respectively.
Current Year Acquisitions
During the six months ended June 30, 2014, the Company acquired the following properties:

					Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Acquisition Fee	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Sycamore Terrace Apartments (Phase II)	Terre Haute, IN	3/5/2014	72	$134,706	$381,657	$6,190,931	$101,569	$6,674,157
Reserve at Creekside Village	Chattanooga, TN	3/28/2014	192	465,021	1,344,233	17,178,743	352,024	18,875,000
Mapleshade Park	Dallas, TX	3/31/2014	148	498,873	3,585,171	19,131,230	608,599	23,325,000
Richland Falls	Murfreesboro, TN	5/16/2014	190	426,751	1,306,794	19,422,561	270,645	21,000,000
Oak Crossing	Fort Wayne, IN	6/3/2014	222	490,474	2,005,491	21,808,038	416,471	24,230,000
					$8,623,346	$83,731,503	$1,749,308	$94,104,157

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

As of June 30, 2014 and December 31, 2013, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	June 30, 2014
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$171,685,494	$1,416,617,048	$1,749,308	$2,644,263	$1,592,696,113	$—
Less: Accumulated depreciation and amortization	—	(67,843,573)	(689,854)	(163,112)	(68,696,539)	—
Net investments in real estate and related lease intangibles	$171,685,494	$1,348,773,475	$1,059,454	$2,481,151	$1,523,999,574	$—

	December 31, 2013
	Assets					Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Total Real Estate	Below-Market Leases
Investments in real estate	$163,061,398	$1,322,198,787	$15,588,747	$2,644,263	$1,503,493,195	$(1,410,728)
Less: Accumulated depreciation and amortization	—	(39,644,912)	(7,133,844)	(86,528)	(46,865,284)	1,247,491
Net investments in real estate and related lease intangibles	$163,061,398	$1,282,553,875	$8,454,903	$2,557,735	$1,456,627,911	$(163,237)
Depreciation and amortization expenses were $17,457,109 and $37,662,460 for the three and six months ended June 30, 2014, and $9,772,519 and $18,496,076 for the three and six months ended June 30, 2013, respectively.
Depreciation of the Company's buildings and improvements were $14,574,731 and $28,440,333 for the three and six months ended June 30, 2014, and $6,474,683 and $11,867,644 for the three and six months ended June 30, 2013, respectively.
Amortization of the Company’s tenant origination and absorption costs was $2,844,086 and $9,145,543 for the three and six months ended June 30, 2014, and $3,280,773 and $6,605,477 for the three and six months ended June 30, 2013, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets was $38,292 and $76,584 for the three and six months ended June 30, 2014, and $17,064 and $22,955 for the three and six months ended June 30, 2013, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the three and six months ended June 30, 2014 was $0 and $163,237, respectively, and $167,992 and $426,318 for the three and six months ended June 30, 2013. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The future amortization of the Company’s acquired other intangible assets as of June 30, 2014 and thereafter is as follows:

July 1 through December 31, 2014	$76,584
2015	153,168
2016	153,168
2017	153,168
2018	153,168
Thereafter	1,791,895
$2,481,151
Operating Leases
As of June 30, 2014, the Company’s real estate portfolio was comprised of 16,493 apartment homes and was 97.7% leased by a diverse group of residents. For each of the three and six months ended June 30, 2014 and 2013, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 3.67 to 7.34 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,819,665 and $3,560,623 as of June 30, 2014 and December 31, 2013, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2014 and thereafter is as follows:

July 1 through December 31, 2014	$173,321
2015	347,036
2016	350,051
2017	354,433
2018	202,540
Thereafter	361,961
$1,789,342
As of June 30, 2014 and December 31, 2013, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Property Disposition
Lincoln Tower Apartments
On August 11, 2010, the Company, through an indirect wholly owned subsidiary, acquired Lincoln Tower Apartments, a multifamily property located in Springfield, Illinois, containing 190 apartment homes and 8,995 rentable square feet of commercial space. The purchase price of the Lincoln Tower Apartments was $9,500,000, plus closing costs. On June 27, 2014, the Company sold the Lincoln Tower Apartments for $15,887,500, resulting in a gain of $7,072,294, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Lincoln Tower Apartments was not affiliated with the Company or the Advisor.
For the three and six months ended June 30, 2014, the Lincoln Tower Apartments had total revenues of $621,995 and $1,199,698 and total expenses of $2,002,527 and $2,562,000, respectively, including selling expenses of $447,616, loss on debt extinguishment of $891,885 and disposition fees of $238,313 for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Lincoln Tower Apartments had revenues of $561,072 and $1,132,361 and total expenses of $497,929 and $1,003,820, respectively. The results of operations from the Lincoln Tower Apartments were included in continuing operations on the Company’s consolidated statements of operations.
Real Estate Held for Sale
Arbor Pointe Apartments
As of June 30, 2014, Arbor Pointe Apartments, a multifamily property located in Louisville, Kentucky, met all the criteria to be classified as held for sale. Arbor Pointe Apartments was sold on July 1, 2014. See Note 13. The results of operations from the Arbor Pointe Apartments, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations. The real estate and other assets and mortgage notes and other liabilities related to the Arbor Pointe Apartments are disclosed separately for all periods presented in the accompanying consolidated balance sheets.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$303,757	$303,579	$596,755	$597,518
Expenses	254,310	281,534	544,020	545,758
Net income	$49,447	$22,045	$52,735	$51,760

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

4. Deferred Financing Costs and Other Assets
As of June 30, 2014 and December 31, 2013, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	June 30, 2014	December 31, 2013
Deferred financing costs	$8,908,297	$8,440,169
Less: accumulated amortization	(1,821,364)	(1,235,886)
	7,086,933	7,204,283
Prepaid expenses	396,650	3,142,924
Interest rate cap agreements	2,738,793	5,462,561
Escrow deposits for pending real estate acquisitions	660,000	500,000
Deposits	1,418,802	1,265,642
	$12,301,178	$17,575,410
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property, including mortgage notes payable related to real estate held for sale, as of June 30, 2014 and December 31, 2013:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	June 30, 2014	December 31, 2013
1	Lincoln Tower(2)	Principal and interest	May 1, 2019	3.66%	$—	$8,434,054
2	Park Place	Interest only	July 1, 2018	3.50%	4,938,136	4,938,136
3	Arbor Pointe	Principal and interest	June 1, 2018	4.86%	4,963,942	5,006,199
4	Clarion Park	Principal and interest	July 1, 2018	4.58%	8,556,122	8,632,301
5	Cooper Creek	Principal and interest(3)	September 1, 2018	3.89%	6,563,060	6,624,725
6	Truman Farm Villas	Principal and interest(3)	January 1, 2019	3.78%	5,764,253	5,818,457
7	Prairie Walk	Principal and interest(3)	January 1, 2019	3.74%	3,863,216	3,899,807
8	EBT Lofts	Principal and interest(3)	January 1, 2019	3.82%	5,448,566	5,499,432
9	Windsor on the River(4)(5)	Principal and interest(3)	June 1, 2024	1-Mo LIBOR + 2.09%	23,500,000	23,500,000
10	Renaissance	Principal and interest(3)	January 1, 2023	3.85%	9,017,323	9,084,000
11	Spring Creek(6)	Principal and interest	February 1, 2018	4.88%	13,745,802	13,912,669
12	Montclair Parc	Principal and interest	May 1, 2019	3.70%	24,067,355	24,305,671
13	Sonoma Grande	Principal and interest(7)	June 1, 2019	3.31%	22,540,000	22,540,000
14	Estancia(6)	Interest only	October 1, 2017(8)	5.94%	21,665,072	21,844,621
15	Montelena(6)	Principal and interest(9)	August 1, 2018	4.82%	12,453,005	12,614,683

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	June 30, 2014	December 31, 2013
16	Valley Farms	Principal and interest	January 1, 2020	4.25%	$10,156,856	$10,244,494
17	Hilliard Park	Principal and interest(3)	October 1, 2022	3.62%	13,691,528	13,818,616
18	Hilliard Summit	Principal and interest(3)	October 1, 2022	3.56%	16,593,527	16,749,262
19	Springmarc	Principal and interest(3)	November 1, 2019	3.69%	15,306,814	15,446,452
20	Ashley Oaks(5)	Principal and interest(3)	November 1, 2021	1-Mo LIBOR + 2.35%	21,488,067	21,680,010
21	Arrowhead	Principal and interest(3)	December 1, 2019	3.38%	12,442,382	12,562,000
22	The Moorings	Principal and interest(3)	December 1, 2019	3.37%	15,042,124	15,187,000
23	Forty 57	Principal and interest(10)	January 1, 2023	3.73%	38,500,000	38,500,000
24	Keystone Farms	Principal and interest(3)	January 1, 2023	3.86%	6,154,574	6,200,000
25	Riverford Crossing	Principal and interest(10)	January 1, 2023	3.78%	21,900,000	21,900,000
26	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,137,990	14,250,000
27	Hilliard Grand	Principal and interest	August 1, 2052	5.59%	28,942,708	29,050,224
28	The Hills at Fair Oaks	Principal and interest(10)	February 1, 2023	4.02%	24,767,000	24,767,000
29	Library Lofts	Principal and Interest	April 1, 2020	3.66%	9,028,127	9,113,640
30	Trails at Buda Ranch(5)	Principal and interest(3)	April 1, 2023	1-Mo LIBOR + 2.42%	16,977,842	17,030,000
31	Deep Deuce at Bricktown(6)	Principal and interest	April 1, 2018	5.04%	24,253,498	24,603,299
32	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,758,513	2,779,688
33	Deer Valley(5)	Principal and interest(3)	May 1, 2023	1-Mo LIBOR + 2.40%	20,842,268	20,875,000
34	Grayson Ridge(5)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.63%	10,725,000	10,725,000
35	Rosemont Olmos Park(5)	Principal and interest(10)	July 1, 2020	1-Mo LIBOR + 2.65%	15,100,000	15,100,000
36	Retreat at Quail North(6)	Principal and interest	January 1, 2053	4.80%	17,111,152	17,190,827
37	The Lodge at Trails Edge(6)	Principal and interest	November 1, 2020	4.47%	10,855,507	10,965,388
38	The Lodge at Trails Edge — Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,924,343	1,936,199
39	Arbors of Carrollton(6)	Principal and interest	December 1, 2020	4.83%	5,342,709	5,395,471
40	Arbors of Carrollton — Supplemental Loan	Principal and interest	December 1, 2020	4.83%	979,050	986,624
41	Waterford on the Meadow(6)	Principal and interest	December 1, 2020	4.70%	14,020,615	14,154,991
42	Waterford on the Meadow — Supplemental Loan	Principal and interest	December 1, 2020	4.78%	2,739,796	2,761,194
43	The Belmont(6)	Principal and interest	March 1, 2021	5.91%	9,397,267	9,498,460

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	June 30, 2014	December 31, 2013
44	Meritage at Steiner Ranch(5)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.47%	$55,500,000	$55,500,000
45	Tapestry Park(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.44%	23,100,000	23,100,000
46	Dawntree(6)	Principal and interest(11)	August 6, 2021	5.48%	15,959,270	16,022,763
47	Stuart Hall(5)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.75%	12,407,000	12,407,000
48	BriceGrove Park(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.58%	14,985,000	14,985,000
49	Landing at Mansfield(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.69%	22,750,000	22,750,000
50	The Heights(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.60%	29,014,000	29,014,000
51	Villas at Huffmeister(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	25,963,000	25,963,000
52	Villas at Kingwood(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	28,105,000	28,105,000
53	Waterford Place at Riata Ranch(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.64%	16,340,000	16,340,000
54	Carrington Place(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	22,376,000	22,376,000
55	Carrington at Champion Forest(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	22,959,000	22,959,000
56	Carrington Park(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	17,717,000	17,717,000
57	Willow Crossing(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.20%	43,500,000	43,500,000
58	Heritage Grand at Sienna Plantation(6)	Principal and interest	January 1, 2053	4.65%	16,772,207	16,845,443
59	Audubon Park(5)	Principal and interest(10)	January 1, 2024	1-Mo LIBOR + 2.41%	11,760,000	11,760,000
60	Mallard Crossing(5)	Principal and interest(3)	January 1, 2021	1-Mo LIBOR + 2.57%	27,860,000	27,860,000
61	Renaissance at Carol Stream(5)	Principal and interest(3)	February 1, 2021	1-Mo LIBOR + 2.36%	20,440,000	—
62	Mapleshade Park(5)	Principal and interest(12)	April 1, 2021	1-Mo LIBOR + 2.15%	15,161,000	—
63	Richland Falls	Principal and interest(10)	May 16, 2017(13)	Variable(14)	13,800,000	—
64	Oak Crossing(5)	Interest only	July 1, 2024	1-Mo LIBOR + 1.63%	15,762,000	—
					$1,040,495,586	$987,329,800

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

_____________________________

(1)
Except as otherwise noted, interest on the notes accrues at a fixed rate per annum. At June 30, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.30% and 2.55%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.38% at June 30, 2014.

(2)
The Lincoln Tower Apartments was sold on June 27, 2014 and the mortgage note payable was repaid in full on the same day with proceeds from the sale. Upon the early extinguishment of the Lincoln Tower mortgage note payable, a loss on debt extinguishment of $891,885 was recorded on the consolidated statements of operations, including an expense of the net deferred financing costs of $95,658.

(3)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(4)
On May 9, 2014, the Company refinanced the existing mortgage loan secured by the Windsor on the River property with the proceeds of a new mortgage loan in the aggregate principal amount of $23,500,000. The proceeds from the new loan were used to redeem the assumed obligations for tax exempt bonds issued by the Iowa Finance Authority in the amount of $23,500,000. In connection with the refinancing, the Company’s obligations under the existing letter of credit were terminated.

(5)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company's variable rate loans.

(6)
The following table summarizes the debt premiums and discounts as of June 30, 2014, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Property Name	Unamortized Portion of Debt Premium (Discount) as of June 30, 2014	Amortization of Debt Premium (Discount) During the
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Spring Creek	$364,363	$25,356	$25,357	$50,713	$50,714
Estancia	1,165,072	89,775	89,774	179,549	179,548
Montelena	598,244	36,592	36,592	73,184	73,184
Deep Deuce at Bricktown	1,178,585	78,799	78,798	157,597	82,187
Retreat at Quail North	463,951	3,008	1,559	6,017	1,559
The Lodge at Trails Edge	101,098	3,968	750	7,936	750
Arbors of Carrollton	160,021	6,234	—	12,469	—
Waterford on the Meadow	323,707	12,612	—	25,224	—
The Belmont	626,645	23,557	—	47,113	—
Dawntree	777,270	31,747	—	63,493	—
Heritage Grand at Sienna Plantation	(454,763)	(2,949)	—	(5,898)	—
	$5,304,193	$308,699	$232,830	$617,397	$387,942

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

(7)	A monthly payment of interest only was due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(8)	The Company has the option to extend the maturity date to October 1, 2018, subject to customary and market rate extension provisions.

(9)	A monthly payment of interest only was due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(10)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(11)	A monthly payment of interest only is due and payable through August 6, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(12)	A monthly payment of interest only is due and payable for 36 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(13)	The Company has the option to extend the maturity date for 12 months from the original maturity date, subject to customary and market rate extension provisions.

(14)
The Company has the option to select the interest rate at the end of each LIBOR interest period (as defined in the note agreement) from the following options: (1) 0.85% plus the highest of (A) the Prime Rate (as defined in the note agreement), (B) the sum of the Federal Funds Rate (as defined in the note agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% (the “Base Rate Option”) or (2) LIBOR plus 1.85% (the “LIBOR Option”). If the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. The margin rate under each option may be reduced by 20 basis points if the property achieves occupancy in excess of 90% for 90 consecutive days. As of June 30, 2014, the Company had elected the LIBOR Option using one-month LIBOR.

Revolving Credit Facility
The Company has entered into an unsecured revolving line of credit pursuant to a Loan Agreement with PNC Bank, N.A. (“PNC Bank”) to borrow up to $20,000,000. Each advance under the facility is due within 180 days from the date of the advance and all unpaid principal and interest was due and payable in full on July 23, 2014. On July 18, 2014, the Company and PNC Bank amended the Loan Agreement to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000 and extend the maturity date to July 17, 2016.
For each advance, the Company has the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the Loan Agreement), (B) the sum of the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. As of June 30, 2014, $20,000,000 was outstanding on the credit facility bearing interest at LIBOR plus 3.0%.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The following is a summary of the Company's aggregate maturities as of June 30, 2014:

		Remainder of 2014	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2014	2015	2016	2017	Thereafter
Principal payments on outstanding debt obligations(1)	$1,055,191,393	$30,237,391	$14,757,939	$17,637,954	$51,824,336	$83,630,399	$857,103,374
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2014 and December 31, 2013, the Company was in compliance with all financial debt covenants.
For the three and six months ended June 30, 2014, the Company incurred interest expense of $11,273,624 and $21,197,645. Interest expense for the three and six months ended June 30, 2014 includes amortization of deferred financing costs of $395,300 and $759,388, amortization of loan premiums of $308,699 and $617,397, and net unrealized losses from the change in fair value of interest rate cap agreements of $2,125,640 and $3,315,514, respectively.
For the three and six months ended June 30, 2013, the Company incurred interest expense of $4,552,197 and $8,854,210. Interest expense for the three and six months ended June 30, 2013 includes amortization of deferred financing costs of $235,453 and $395,747, amortization of loan premiums of $232,830 and $387,942, and net unrealized gains from the change in fair value of interest rate cap agreements of $438,472 and $373,855, respectively.
Interest expense of $2,766,369 and $2,539,966 was payable as of June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of June 30, 2014, the Company had issued 75,576,513 shares of common stock in a private offering and its subsequent Public Offering for offering proceeds of $668,335,494, net of offering costs of $95,845,468, including 2,917,877 shares of common stock pursuant to the DRP for total proceeds of $28,334,121. The offering costs primarily consist of selling commissions and dealer manager fees.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Offering proceeds include $0 and $26,549,087 of amounts receivable from the Company’s transfer agent as of June 30, 2014 and December 31, 2013, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets. The Company terminated its Public Offering on December 20, 2013, but continues to offer shares pursuant to the DRP.
During the year ended December 31, 2013, the Company granted 10,000 shares of restricted stock to its independent directors at a weighted average fair value of $10.24 as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
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
Included in general and administrative expenses is $22,176 and $44,352 for the three and six months ended June 30, 2014 and $16,670 and $37,796 for the three and six months ended June 30, 2013, respectively, for compensation expense related to the issuance of restricted common stock to the independent directors. The weighted average remaining term of the restricted common stock is 1.18 years as of June 30, 2014.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share to replace certain performance-based fee requirements due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above.
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
June 30, 2014
(unaudited)

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. As of June 30, 2014 and December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company's common stock are issued pursuant to the DRP at a price of $9.73 per share or 95% of the most recent offering price of $10.24 per share. The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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
June 30, 2014
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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2014, the Company redeemed a total of 38,415 and 87,928 shares with a total redemption value of $381,372 and $855,916 and received requests for the redemption of 76,036 and 137,606 shares with a total redemption value of $731,533 and $1,346,295, respectively. During the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

three and six months ended June 30, 2013, the Company redeemed a total of 31,423 and 60,592 shares with a total redemption value of $309,441 and $582,692 and received requests for the redemption of 25,749 and 61,345 shares with a total redemption value of $251,875 and $602,782, respectively.
As of June 30, 2014, the Company had 87,320 shares of outstanding and unfulfilled redemption requests and recorded $849,598 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed 77,363 of the outstanding redemption requests as of June 30, 2014 totaling $748,791 on the July 31, 2014 redemption date.
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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2014, the Company reclassified $6,327,073 and $10,289,276, net of $381,372 and $855,916 of fulfilled redemption requests, and for the three and six months ended June 30, 2013, the Company reclassified $1,971,174 and $3,319,127, net of $309,441 and $582,692 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay certain fees due to the Advisor from the Company pursuant to the Advisory Agreement was deferred up to an aggregate amount of $5,000,000. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of June 30, 2014 and December 31, 2013, $0 and $5,000,000, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
Distributions declared for the three and six months ended June 30, 2014 were $13,454,087 and $26,628,938, including $6,654,678 and $13,171,466, or 683,934 and 1,353,696 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2013 were $5,720,601 and $10,181,364, including $2,499,794 and $4,396,706, or 256,916 and 451,871 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2014 and December 31, 2013, $4,460,118 and $4,058,452 in distributions declared were payable, which included $2,198,026 and $1,963,570 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2014, the Company paid cash distributions of $6,834,399 and $13,290,263, which related to distributions declared for each day in the period from March 1, 2014 through May 31, 2014 and December 1, 2013 through May 31, 2014, respectively. Additionally, for the three and six months ended June 30, 2014, 689,571 and 1,329,601 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $6,709,523 and $12,937,009, respectively. For the three and six months ended June 30, 2014, the Company paid total distributions of $13,543,922 and $26,227,272.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to the Company	$(3,653,679)	$(7,746,115)	$(17,736,590)	$(16,338,016)
Less: dividends declared on participating securities	21,572	—	24,886	—
Net loss attributable to common stockholders	(3,675,251)	(7,746,115)	(17,761,476)	(16,338,016)
Weighted average common shares outstanding - basic and diluted	75,164,490	32,136,950	74,817,466	28,727,291
Loss per common share - basic and diluted	$(0.05)	$(0.24)	$(0.24)	$(0.57)
As of June 30, 2014, the Company excluded 488,281.25 of unvested restricted common shares outstanding from the calculation of diluted loss per common share as the effect would have been antidilutive.
8. Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments) and the Public Offering that terminated on December 20, 2013. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2014 and 2013 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,317,493	$1,498,270	$6,491,789	$2,754,866
Acquisition fees(1)	917,225	2,201,611	2,496,902	4,423,929
Acquisition expenses(2)	201,945	504,243	411,149	2,176,011
Property management
Fees(1)	1,464,108	671,007	2,817,406	1,219,860
Reimbursement of onsite personnel(3)	4,482,540	1,831,979	8,573,720	3,288,973
Other fees(1)	426,797	179,908	823,350	338,267
Other operating expenses(4)	259,125	259,019	482,803	446,757
Disposition fees(5)	238,313	—	238,313	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	340,600	—	569,742	—
Additional paid-in-capital
Other offering costs reimbursement	—	2,707,408	—	5,221,670
Selling commissions	—	5,513,018	—	8,578,186
Dealer management fees	—	3,156,122	—	4,854,704
	$11,648,146	$18,522,585	$22,905,174	$33,303,223
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

(3)	Included in operating, maintenance and management expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

(5)	Included in gain on sale of real estate, net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amounts attributable to the Advisor and its affiliates paid during the three and six months ended June 30, 2014 and 2013 are as follows:

	Paid During the		Paid During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations:
Expensed
Investment management fees	$7,624,361	$836,941	$10,892,235	$2,093,537
Acquisition fees	1,558,774	2,356,147	2,548,521	4,288,807
Acquisition expenses	334,468	1,897,598	411,149	2,320,059
Property management
Fees	1,435,179	610,561	2,726,297	1,127,012
Reimbursement of onsite personnel	5,231,128	1,872,763	8,656,234	3,268,590
Other fees	417,709	192,454	817,047	329,175
Other operating expenses	172,915	293,524	303,583	516,973
Disposition fees	238,313	—	238,313	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	349,689	—	578,831	—
Additional paid-in-capital
Other offering costs reimbursement	—	2,223,228	3,105,246	4,721,099
Selling commissions	—	5,513,018	—	8,578,186
Dealer management fees	—	3,156,122	—	4,854,704
	$17,362,536	$18,952,356	$30,277,456	$32,098,142

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of June 30, 2014 and December 31, 2013 are as follows:

	Payable as of
	June 30, 2014	December 31, 2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$129,596	$4,530,042
Acquisition fees(2)	596,803	648,422
Acquisition expenses	—	—
Property management
Fees	507,690	416,581
Reimbursement of onsite personnel	486,337	568,851
Other fees	51,523	45,220
Other operating expenses	186,896	7,676
Consolidated Balance Sheets:
Additional paid-in-capital
Other offering costs reimbursement	—	3,105,246
Due to affiliates, net	$1,958,845	$9,322,038
_____________________________

(1)
Investment management fees earned by the Advisor totaling $0 and $4,351,578 were deferred as of June 30, 2014 and December 31, 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining investment management fees of $129,596 and $178,464 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

(2)
Acquisition fees earned by the Advisor totaling $0 and $648,422 were deferred as of June 30, 2014 and December 31, 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $596,803 and $0 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

Organization and Offering Costs
The Company terminated the Public Offering on December 20, 2013. Prior to the termination of the Public Offering, organization and offering costs (other than selling commissions and dealer manager fees) of the Company were initially paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and the prior private offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the private offering. Reimbursement of expenses paid to the Advisor did not exceed the actual expenses incurred by the Advisor. Organization costs included all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Included in organization and offering costs are payments made to Crossroads Capital Advisors, LLC (“Crossroads”), an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; assisting in public relations activities and the administration of the DRP and share redemption plan; and providing advice as to our real estate portfolio and property operations.
Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company in connection with the Public Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceeded 15% of gross offering proceeds raised in the completed Public Offering.
Organization costs are expensed as incurred. From inception through June 30, 2014, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and six months ended June 30, 2014 and 2013.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and six months ended June 30, 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 20, 2013. For the three and six months ended June 30, 2013, the Company reimbursed the Advisor $11,376,548 and $18,654,559, respectively, of offering costs related to the Public Offering, including $522,597 and $849,597 of amounts paid to Crossroads for certain offering services provided.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through June 30, 2014, including reimbursements of organization costs of $100,738, reimbursements of private offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749. The Company accrued $0 and $3,105,246 for the reimbursement of offering costs in the financial statements as of June 30, 2014 and December 31, 2013, respectively.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. Such fee is calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. The cost of real properties and real estate-related assets that have been sold by the Company during the applicable month is excluded from the fee.
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
June 30, 2014
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties (other than EBT Lofts, Library Lofts and Stuart Hall, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.5% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including benefit administration and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with planned capital improvements and renovation for certain of the Company's properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Other Operating Expense Reimbursement
In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred by Advisor in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to the Company’s executive officers.
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
For the three and six months ended June 30, 2014 and 2013, the Company's allocable share of the Advisor's overhead expenses did not exceed the 2%/25% Limitation test.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates up to 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. In connection with the sale of the Lincoln Tower Apartments (see Note 3), the Company recorded a disposition fee of $238,313 during the three and six months ended June 30, 2014 and is included in gain on sale of real estate, net on the consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Selling Commissions and Dealer Manager Fees
Pursuant to the terms of the Dealer Manager Agreement, the Company paid the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager was also able to reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Company did not pay any selling commissions or dealer manager fees to the Dealer Manager for the three and six months ended June 30, 2014 because the Public Offering terminated on December 20, 2013.
Restricted Stock Agreement
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share to replace certain performance-based fee requirements due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above.
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2014 and December 31, 2013, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the private offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recorded stock-based compensation expense of $22,176 and $44,352 for the three and six months ended June 30, 2014 and $16,670 and $37,796 for the three and six months ended June 30, 2013, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of June 30, 2014, the Company had 24 interest rate cap agreements with notional amounts totaling $534,641,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2014:

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of
Property	Type	Purpose				Based on			Jun 30, 2014	Dec 31, 2013
Ashley Oaks	Cap	Cap Floating Rate	10/24/2011	11/1/2016	$21,712,000	One-Month LIBOR	0.16%	5.00%	$3,789	$19,729
Trails at Buda Ranch	Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.16%	2.00%	187,667	335,483
Deer Valley	Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.16%	2.00%	247,608	439,064
Grayson Ridge	Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.16%	2.00%	60,054	115,262
Rosemont at Olmos Park	Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.16%	2.00%	85,341	164,538
Meritage at Steiner Ranch	Cap	Cap Floating Rate	8/6/2013	9/1/2017	55,500,000	One-Month LIBOR	0.16%	2.00%	357,822	715,411
Tapestry Park	Cap	Cap Floating Rate	9/23/2013	10/1/2017	23,100,000	One-Month LIBOR	0.16%	3.56%	66,125	154,735
Stuart Hall	Cap	Cap Floating Rate	8/27/2013	9/1/2017	12,407,000	One-Month LIBOR	0.16%	3.50%	18,677	62,083
BriceGrove Park	Cap	Cap Floating Rate	9/24/2013	10/1/2017	14,985,000	One-Month LIBOR	0.16%	3.42%	39,420	110,612
Landing at Mansfield	Cap	Cap Floating Rate	9/27/2013	10/1/2017	22,750,000	One-Month LIBOR	0.16%	2.50%	112,598	251,548
The Heights	Cap	Cap Floating Rate	9/30/2013	10/1/2017	29,014,000	One-Month LIBOR	0.16%	2.50%	152,573	312,618
Villas at Huffmeister	Cap	Cap Floating Rate	10/10/2013	11/1/2017	25,963,000	One-Month LIBOR	0.16%	2.50%	150,989	303,798
Villas at Kingwood	Cap	Cap Floating Rate	10/10/2013	11/1/2017	28,105,000	One-Month LIBOR	0.16%	2.50%	163,446	328,862

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

			Effective Date	Maturity Date		Notional Amount		Variable Rate	Cap Rate		Fair Value as of
Property	Type	Purpose					Based on				Jun 30, 2014	Dec 31, 2013
Waterford Place at Riata Ranch	Cap	Cap Floating Rate	10/10/2013	11/1/2017		$16,340,000	One-Month LIBOR	0.16%	2.50%		$95,026	$191,198
Carrington Place	Cap	Cap Floating Rate	11/7/2013	11/30/2014	/	22,376,000	One-Month LIBOR	0.16%	2.00%	/	137,986	302,878
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.10%
Carrington at Champion Forest	Cap	Cap Floating Rate	11/7/2013	11/30/2014	/	22,959,000	One-Month LIBOR	0.16%	2.00%	/	141,581	310,770
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.10%
Carrington Park	Cap	Cap Floating Rate	11/7/2013	11/30/2014	/	17,717,000	One-Month LIBOR	0.16%	2.00%	/	109,255	239,815
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.10%
Willow Crossing	Cap	Cap Floating Rate	11/20/2013	11/30/2014	/	43,500,000	One-Month LIBOR	0.16%	2.00%	/	147,321	448,006
				11/30/2015	/				2.50%	/
				11/30/2016	/				3.25%	/
				12/1/2018					4.65%
Audubon Park	Cap	Cap Floating Rate	12/27/2013	12/31/2014		11,760,000	One-Month LIBOR	0.16%	2.00%		44,460	184,362
				12/31/2015					2.75%
				12/31/2016					3.50%
				12/31/2017					4.25%
				1/1/2019					4.75%
Mallard Crossing	Cap	Cap Floating Rate	12/27/2013	12/31/2014		27,860,000	One-Month LIBOR	0.16%	2.00%		117,773	350,479
				12/31/2015					2.50%
				12/31/2016					3.00%
				1/1/2018					3.40%
Renaissance at Carol Stream	Cap	Cap Floating Rate	1/9/2014	1/31/2015		20,440,000	One-Month LIBOR	0.16%	2.00%		83,814	—
				1/31/2016					2.50%
				1/31/2017					3.00%
				2/1/2018					3.64%
Mapleshade Park	Cap	Cap Floating Rate	3/31/2014	3/31/2015		15,161,000	One-Month LIBOR	0.16%	2.50%		15,470	—
				3/31/2016					3.00%
				4/1/2017					3.57%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of
Property	Type	Purpose				Based on			Jun 30, 2014	Dec 31, 2013
Windsor on the River(1)	Cap	Cap Floating Rate	5/9/2014	5/31/2015	$23,500,000	One-Month LIBOR	0.16%	2.00%	$96,073	$121,310
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.86%
Oak Crossing	Cap	Cap Floating Rate	6/3/2014	5/31/2015	15,762,000	One-Month LIBOR	0.16%	2.00%	103,925	—
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/3/2018				3.50%
					$534,641,000				$2,738,793	$5,462,561
________________

(1)
As of December 31, 2013, the Company had an interest rate cap agreement at the Windsor on the River property with a fair value of $121,310. The interest rate cap had a notional amount of $23,500,000, an effective date of February 9, 2012 and a scheduled maturity date of February 1, 2019. The interest rate cap was based on the SIFMA Municipal Swap Index, with a variable rate of 0.06% and a fixed rate of 3.00%. Simultaneously with the refinancing of the mortgage loan payable on May 9, 2014 (see Note 5), the interest rate cap was terminated and replaced with a new interest rate cap agreement, the terms of which are disclosed in the above table.

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2014 resulted in an unrealized loss of $2,125,640 and $3,315,514, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $2,738,793 as of June 30, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
12. Pro Forma Information
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2014 and 2013. The Company acquired two properties during the three months ended June 30, 2014 and four properties during the six months ended June 30, 2014. These properties contributed $1,613,775 of revenues and $1,286,361 of net loss, including $1,164,478 of depreciation and amortization, to the Company's results of operations from the date of acquisition to June 30, 2014. The following unaudited pro forma information for the three and six months ended June 30, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$49,949,977	$23,530,897	$99,899,954	$47,061,794
Net loss	$(3,442,639)	$(9,338,668)	$(13,957,573)	$(18,677,336)
Basic and diluted net loss per common share	$(0.05)	$(0.12)	$(0.18)	$(0.25)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and six months ended June 30, 2014 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
13. Subsequent Events
Distributions Paid
On July 1, 2014, the Company paid distributions of $4,460,118, which related to distributions declared for each day in the period from June 1, 2014 through June 30, 2014 and consisted of cash distributions paid in the amount of $2,262,092 and $2,198,026 in shares issued pursuant to the DRP.
On August 1, 2014, the Company paid distributions of $4,633,745, which related to distributions declared for each day in the period from July 1, 2014 through July 31, 2014 and consisted of cash distributions paid in the amount of $2,357,643 and $2,276,102 in shares issued pursuant to the DRP.
Redemption
On July 31, 2014, the Company redeemed 80,042 shares of its common stock for a total redemption value of $776,100, or $9.70 per share, pursuant to the Company's share repurchase plan.
Distribution Reinvestment Plan
On January 3, 2014, the Company filed a Form S-3 with the SEC to offer up to 12,000,000 shares of common stock to existing shareholders pursuant to the DRP. From January 3, 2014 through August 8, 2014, the Company had sold 1,587,706 shares of its common stock pursuant to the DRP for gross offering proceeds of $15,448,376.
Sale of Arbor Pointe Apartments
On July 1, 2014, the Company, through SIR Arbor Pointe, LLC (“SIR Arbor”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Arbor Pointe Apartments, a 130-unit residential property located in Louisville, Kentucky, to a third-party buyer. SIR Arbor sold the Arbor Pointe Apartments for an aggregate purchase price of $8,325,000, excluding closing costs.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Financing of Cantare at Indian Lake Village
On July 9, 2014, SIR Cantare, LLC, an indirect, wholly-owned subsidiary of the Company, obtained mortgage financing on Cantare at Indian Lake Village in the aggregate principal amount of $18,850,000 from PNC, subject to Fannie Mae sale and servicing guidelines (the “Cantare Loan”), as evidenced by a Multifamily Note and pursuant to a Multifamily Loan and Security Agreement. The Cantare Loan has a 120 month term with a maturity date of August 1, 2024 and accrues interest at a rate of LIBOR plus 1.62%.
Sale of Prairie Walk Apartments
On August 6, 2014, the Company, through SIR Prairie Walk, LLC (“SIR Prairie Walk”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Prairie Walk Apartments (the “Prairie Property”), a 128-unit residential property located in Kansas City, Missouri, to a third-party buyer. SIR Prairie Walk sold the Prairie Property for an aggregate purchase price of $6,700,000, excluding closing costs.
Third Articles of Amendment and Restatement of the Company's Articles of Incorporation
On August 5, 2014, the Company's stockholders voted to amend the Company's charter to incorporate certain requests from state securities administrators. Changes to the Charter include: (1) an amendment to Section 11.7 (Tender Offers) of the Charter to remove a provision that allows the Company to redeem securities held by any stockholder if such stockholder initiates a tender offer for our securities without complying with certain procedures required by the Charter; (2) an amendment to Section 9.2 (Certain Permitted Investments) and Section 9.3 (Investment Limitations) of the Charter to remove language that such provisions apply only until such time as the common stock of the Company is Listed (as defined in the Charter); and (3) certain conforming, clarifying and ministerial changes. The amendments to the Charter were incorporated into the Company's Third Amended and Restated Articles of Incorporation, which was filed with the Maryland Secretary of State on August 6, 2014.
Revolving Credit Facility
On July 18, 2014, the Company amended its revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security therefor. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension.
For each advance, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the loan agreement) plus (1) with respect to Tranche A advances 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history as we commenced operations on August 11, 2010;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully dispose of real estate on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, tenant vacancies, potential liability relating to environmental matters and liquidity of real estate investments;

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
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
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
On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. On January 3, 2014, we registered with the SEC to offer up to 12,000,000 shares of common stock to existing stockholders pursuant to our distribution reinvestment plan. Our board of directors may, in its sole discretion, change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325.
As of June 30, 2014, we owned 66 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,493 apartment homes and 25,973 square feet of rentable commercial space. The acquisition cost of our real estate portfolio was $1,601,257,557, exclusive of closing costs. At June 30, 2014, our portfolio was approximately 97.7% leased.
Steadfast Income Advisor, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Substantially all of our business is conducted through our operating partnership. We are the sole general partner of our operating partnership. The initial limited partner of our operating partnership is our advisor. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating real properties, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
We have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2010. As a REIT, we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of June 30, 2014, we owned the 66 multifamily properties listed below:

						Mortgage Debt Outstanding at June 30, 2014	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,938,136	92.1%	92.7%	$857	$867
2	Arbor Pointe Apartments (2)	Louisville, KY	5/5/2011	130	6,500,000	4,963,942	98.5%	93.1%	736	717
3	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,556,122	97.3%	97.3%	736	701
4	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,563,060	94.3%	91.9%	935	753
5	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,764,253	94.0%	94.5%	668	676
6	Prairie Walk Apartments	Kansas City, MO	12/22/2011	128	6,100,000	3,863,216	94.5%	95.3%	620	611
7	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,448,566	95.1%	98.0%	887	882
8	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	95.3%	92.0%	691	680
9	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	9,017,323	95.4%	93.5%	647	642
10	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,745,802	95.6%	96.4%	848	865
11	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	24,067,355	95.6%	88.6%	867	918
12	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,540,000	96.4%	91.4%	946	932
13	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,665,072	95.2%	90.5%	955	898
14	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,453,005	97.8%	89.7%	951	860
15	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,156,856	97.5%	93.8%	842	790
16	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,691,528	97.0%	94.0%	944	947
17	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	—	93.2%	96.6%	1,053	1,033
18	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,593,527	96.6%	92.3%	1,050	1,098
19	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,306,814	93.8%	96.7%	883	883
20	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	96.6%	96.6%	694	674
21	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,488,067	93.5%	80.7%	737	716
22	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,442,382	98.0%	91.5%	1,001	941

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at June 30, 2014	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
23	The Moorings Apartments	Roselle, IL	11/30/2012	216	$20,250,000	$15,042,124	97.2%	94.4%	$1,021	$995
24	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,500,000	96.1%	95.2%	843	840
25	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	6,154,574	100.0%	98.9%	1,019	1,001
26	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,900,000	97.7%	90.0%	807	760
27	South Pointe at Valley Farms	Louisville, KY	12/28/2012	32	5,275,000	—	96.9%	100.0%	1,047	1,029
28	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	14,137,990	91.4%	98.1%	787	831
29	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,942,708	97.5%	88.5%	1,234	1,182
30	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,767,000	93.8%	90.6%	938	921
31	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	9,028,127	95.8%	97.5%	904	885
32	The Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,977,842	96.2%	89.8%	937	862
33	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	27,012,011	92.2%	84.7%	1,222	1,138
34	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,842,268	96.0%	91.1%	1,247	1,160
35	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,725,000	95.4%	95.8%	723	671
36	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	15,100,000	83.3%	87.5%	1,164	1,196
37	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	17,111,152	95.0%	90.0%	964	954
38	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,779,850	94.8%	97.8%	714	691
39	Arbors at Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,321,759	93.9%	94.7%	801	768
40	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,760,411	95.7%	91.7%	807	802
41	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,397,267	95.8%	93.1%	718	684
42	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	55,500,000	93.2%	84.5%	1,332	1,361
43	Tapestry Park Apartments	Birmingham, AL	8/13/2013	223	32,400,000	23,100,000	96.9%	97.8%	1,217	1,183
44	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,959,270	95.3%	96.3%	749	711
45	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,407,000	93.9%	93.9%	1,165	1,134
46	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,985,000	92.1%	90.0%	800	864
47	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	96.7%	94.0%	971	913

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at June 30, 2014	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2014	Dec 31, 2013	Jun 30, 2014	Dec 31, 2013
48	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	$29,000,000	$—	97.1%	96.6%	$1,047	$1,037
49	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,750,000	95.2%	93.8%	891	877
50	The Heights Apartments	Houston, TX	9/30/2013	504	37,000,000	29,014,000	97.4%	94.4%	906	862
51	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,963,000	95.2%	95.2%	1,139	1,128
52	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	28,105,000	97.3%	91.2%	1,130	1,050
53	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,340,000	93.4%	94.3%	1,043	1,024
54	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	90.4%	91.7%	919	981
55	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	95.1%	93.0%	1,054	1,024
56	Carrington Park	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	95.3%	91.8%	1,045	1,016
57	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	43,500,000	93.8%	95.5%	958	950
58	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	90.8%	65.8%	1,097	1,349
59	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,772,207	95.0%	93.8%	1,183	1,175
60	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	93.4%	92.2%	815	823
61	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,860,000	94.3%	87.4%	935	1,016
62	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,440,000	92.8%	95.9%	931	966
63	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	93.2%	—%	920	—
64	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	91.2%	—%	1,395	—
65	Richland Falls	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	81.1%	—%	871	—
66	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	91.9%	—%	974	—
				16,493	$1,601,257,557	$1,040,495,586	94.7%	92.4%	$938	$918
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies and concessions.

(2)
We sold Arbor Pointe Apartments on July 1, 2014 to an unrelated third party for a gross purchase price of $8,325,000. As of June 30, 2014, Arbor Pointe Apartments met all the criteria to be classified as held for sale. The results of operations from the Arbor Pointe Apartments were included in continuing operations on our consolidated statements of operations. The real estate and other assets and mortgage notes and other liabilities related to the Arbor Pointe Apartments are disclosed separately for all periods presented in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Second Quarter Real Estate Acquisitions
Richland Falls
On May 16, 2014, we acquired a fee simple interest in Richland Falls located in Murfreesboro, Tennessee, for an aggregate purchase price of approximately $21,000,000, exclusive of closing costs. We financed the payment of the purchase price for Richland Falls with (1) remaining proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $13,800,000 from a financial institution. Richland Falls consists of nine two- and three-story buildings and contains 190 units consisting of 50 one-bedroom apartments, 128 two-bedroom apartments and 12 three-bedroom apartments. The apartments range in size from 727 to 1,301 square feet and average 1,026 square feet.
Oak Crossing
On June 3, 2014, we acquired a fee simple interest in Oak Crossing located in Fort Wayne, Indiana, for an aggregate purchase price of approximately $24,230,000, exclusive of closing costs. We financed the payment of the purchase price for Oak Crossing with (1) remaining proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $15,762,000 from a financial institution. Oak Crossing consists of 12 three-story buildings and contains 222 units consisting of 84 one-bedroom apartments, 118 two-bedroom apartments and 20 three-bedroom apartments. The apartments range in size from 702 to 1,435 square feet and average 1,010 square feet.
Recent Real Estate Dispositions
Lincoln Tower Apartments
On August 11, 2010, we acquired the Lincoln Tower Apartments located in Springfield, Illinois for a total purchase price of $9,500,000 excluding closing costs. On June 27, 2014, we sold the Lincoln Tower Apartments for $15,887,500, resulting in a gain of $7,072,294.
Arbor Pointe Apartments
On May 5, 2011, we acquired the Arbor Pointe Apartments located in Louisville, Kentucky for a total purchase price of $6,500,000 excluding closing costs. On July 1, 2014, we sold the Arbor Pointe Apartments for $8,325,000.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. During the six months ended June 30, 2014, the Company adopted Accounting Standards Update, or ASU, 2014-08, which impacts the Company's reporting on discontinued operations. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies, including the adoption of ASU 2014-08. There have been no other significant changes to our accounting policies during 2014.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2014 and December 31, 2013, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2013, 2012 and 2011.
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
The distributions paid during each of the last five fiscal quarters ended June 30, 2014, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By (Used In) Operating Activities
						Cash Flow From Operations	Offering Proceeds
			Cash	Reinvested	Total
Second Quarter 2013	$5,720,601	$0.179	$3,003,582	$2,281,198	$5,284,780	$767,640	$4,517,140	$767,640
Third Quarter 2013	7,736,858	0.181	3,884,480	3,141,286	7,025,766	2,561,680	4,464,086	2,561,680
Fourth Quarter 2013	10,727,539	0.181	5,014,893	4,437,438	9,452,331	—	9,452,331	(7,887,318)
First Quarter 2014	13,174,851	0.177	6,455,864	6,227,486	12,683,350	7,784,361	4,898,989	7,784,361
Second Quarter 2014	13,454,087	0.179	6,834,399	6,709,523	13,543,922	9,503,118	4,040,804	9,503,118
	$50,813,936	$0.897	$25,193,218	$22,796,931	$47,990,149	$20,616,799	$27,373,350	$12,729,481
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2014, we paid aggregate distributions of $13,543,922 and $26,227,272, including $6,834,399 and $13,290,263 of distributions paid in cash and 689,571 and 1,329,601 in shares of our common stock issued pursuant to our distribution reinvestment plan for $6,709,523 and $12,937,009, respectively. For the three and six months ended June 30, 2014, our net loss was $3,653,679 and $17,736,590, we had funds from operations, or FFO, of

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$6,731,136 and $12,853,576 and net cash provided by operations of $9,503,118 and $17,287,479, respectively. For the three and six months ended June 30, 2014, we funded $9,503,118 and $17,287,479 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and $4,040,804 and $8,939,793 with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor was deferred up to an aggregate amount of $5,000,000. As of December 31, 2013, we had deferred $5,000,000 in fees payable to our advisor pursuant to the terms of the advisory agreement. On June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to our advisor 488,281.25 restricted shares of our common stock at a fair market value of $10.24 per share to satisfy the deferred performance-based fee requirements due to the advisor in the aggregate amount of $5,000,000. The shares of restricted stock become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events, (iii) our cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to our stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on our stockholders’ invested capital, or (iv) our termination of, or failure to renew, the advisory agreement other than for “cause” (as defined in the advisory agreement). The shares of restricted stock shall be forfeited if our advisor is terminated for any reason other than (iv) above.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. However, under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2014, our borrowings were not in excess of 300% of the value of our net assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the acquisition and disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and proceeds from the sale of our properties. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate may grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into a revolving line of credit facility with PNC Bank, National Association to borrow up to $5,000,000.  On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. As of June 30, 2014, $20,000,000 was outstanding on our revolving line of credit. On July 18, 2014, we amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security therefor. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Our advisor may, but is not required to, establish working capital reserves out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

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
Cash Flows Provided by Operating Activities
As of June 30, 2014, we owned 66 multifamily properties. During the six months ended June 30, 2014, net cash provided by operating activities was $17,287,479 compared to net cash provided by operating activities of $3,076,505 for the six months ended June 30, 2013. The increase in net cash provided by operating activities is primarily due to the increase in depreciation and amortization expense, the change in fair value of interest rate cap agreements, restricted cash, and deferred financing costs and other assets, partially offset by the changes in net loss, gain on sale of real estate, and accounts payable and accrued liabilities.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2014, net cash used in investing activities was $95,137,452 compared to net cash used in investing activities of $172,615,591 during the six months ended June 30, 2013. The decrease in net cash used in investing activities was primarily due to the acquisition of four multifamily properties during the six months ended June 30, 2014, compared to nine property acquisitions during the six months ended June 30, 2013. Net cash used in investing activities during the six months ended June 30, 2014 consisted of the following:

•	$92,203,757 of cash used related to the acquisition of four multifamily properties;

•	$10,774,719 of cash used for improvements to real estate investments;

•	$2,060,400 of cash used for deposits for potential real estate investments;

•	$4,708,402 of cash used in restricted cash accounts related to replacement reserves and proceeds from the sale of real estate restricted for use toward future real estate acquisition;

•	$591,746 of cash used to purchase interest rate cap agreements; and

•	$15,201,572 of cash provided by the sale of real estate investments, net of disposition fees of $238,313 and closing costs of $447,616.
Cash Flows from Financing Activities
During the six months ended June 30, 2014, net cash provided by financing activities was $82,355,291 compared to net cash provided by financing activities of $205,157,944 during the six months ended June 30, 2013. The decrease cash flow from financing activities is due primarily to a decrease in amounts receivable from our transfer agent and proceeds from the issuance of notes payable. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of the following:

•	$23,455,983 of cash provided by offering proceeds related to our initial public offering, net of the reimbursement of other offering costs to affiliates in the amount of $3,105,246;

•	$53,045,487 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $737,696 and principal payments of $34,879,817;

•	$855,916 of cash paid for the redemption of common stock;

•	$13,290,263 of net cash distributions, after giving effect to distributions reinvested by stockholders of $12,937,009; and

•	$20,000,000 of net proceeds on our credit facility with PNC.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2014, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of June 30, 2014, we had indebtedness totaling an aggregate principal amount of $1,060,495,586. The following is a summary of our contractual obligations as of June 30, 2014:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$284,964,265	$18,272,018	$71,566,536	$65,364,386	$129,761,325
Principal payments on outstanding debt obligations(2)	1,055,191,393	30,237,391	32,395,893	135,454,735	857,103,374
Total	$1,340,155,658	$48,509,409	$103,962,429	$200,819,121	$986,864,699
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2014. We incurred interest expense of $11,273,624 and $21,197,645 during the three and six months ended June 30, 2014, including amortization of deferred financing costs totaling $395,300 and $759,388, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2014 and 2013. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of June 30, 2014, we owned 66 multifamily properties compared to owning 39 multifamily properties at June 30, 2013. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our results of operations for the three and six months ended June 30, 2014 are not indicative of those expected in future periods. We expect to continue to deploy capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following table summarizes the consolidated results of operations for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	Change $	Change %
Total revenues	$49,224,059	$22,370,453	$26,853,606	120%
Operating, maintenance and management	13,314,840	5,944,288	7,370,552	124%
Real estate taxes and insurance	8,876,041	3,300,748	5,575,293	169%
Fees to affiliates	6,125,623	4,550,796	1,574,827	35%
Depreciation and amortization	17,457,109	9,772,519	7,684,590	79%
Interest expense	11,273,624	4,552,197	6,721,427	148%
Loss on debt extinguishment	891,885	—	891,885	100%
General and administrative expenses	1,527,542	994,118	533,424	54%
Acquisition costs	483,368	1,001,902	(518,534)	(52)%
Loss from continuing operations	$(10,725,973)	$(7,746,115)	$(2,979,858)	38%

NOI(1)	$25,142,273	$12,274,502	$12,867,771	105%
FFO(2)	$6,731,136	$2,026,404	$4,704,732	232%
MFFO(2)	$11,149,254	$4,623,453	$6,525,801	141%
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
Loss from continuing operations
For the three months ended June 30, 2014, we had a net loss from continuing operations of $10,725,973 compared to a net loss from continuing operations of $7,746,115 for the three months ended June 30, 2013. The increase in net loss from continuing operations of $2,979,858 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $7,370,552, the increase in real estate taxes and insurance of $5,575,293, the increase in fees to affiliates of $1,574,827, the increase in depreciation and amortization expense of $7,684,590, the increase in interest expense of $6,721,427, the increase in loss on debt extinguishment of $891,885 and the increase in general and administrative expenses of $533,424, partially offset by the increase in total revenues of $26,853,606 and the decrease in acquisition costs of $518,534. The increase in these expenses was due primarily to the increase in our property portfolio from 39 properties at June 30, 2013 to 66 properties at June 30, 2014.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2014 were $49,224,059 compared to $22,370,453 for the three months ended June 30, 2013. The increase of $26,853,606 was primarily due to the fact that we owned 66 multifamily properties as of June 30, 2014 compared to 39 multifamily properties as of June 30, 2013. Additionally, our total units increased by 7,722 from 8,771 at June 30, 2013 to 16,493 at June 30, 2014. Average monthly rents increased from $883 as of June 30, 2013 to $938 as of June 30, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and improved occupancy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended June 30, 2014 were $13,314,840 compared to $5,944,288 for the three months ended June 30, 2013. The increase of $7,370,552 was primarily due to the fact that we operated 66 multifamily properties as of June 30, 2014 compared to 39 multifamily properties as of June 30, 2013. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2014 were $8,876,041 compared to $3,300,748 for the three months ended June 30, 2013. The increase of $5,575,293 was due to the acquisition of 28 multifamily properties since June 30, 2013 and the continuing operation of the properties owned as of June 30, 2013. We expect these amounts to increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2014 were $6,125,623 compared to $4,550,796 for the three months ended June 30, 2013. The increase of $1,574,827 was primarily due to investment management fees of $3,317,493 earned by our advisor during the three months ended June 30, 2014 in connection with managing our portfolio of 66 multifamily properties, compared to investment management fees of $1,498,270 earned during the three months ended June 30, 2013 in connection with managing the Company's portfolio of 39 multifamily properties. This increase was partially offset by the fact that the acquisition fees earned by our advisor decreased in connection with the acquisition of two multifamily properties with

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

an aggregate purchase price of $45,230,000 during the three months ended June 30, 2014, compared to the acquisition of five multifamily properties with an aggregate purchase price of $108,600,000 during the three months ended June 30, 2013. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions along with an increase in anticipated future dispositions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2014 were $17,457,109 compared to $9,772,519 for the three months ended June 30, 2013. The increase of $7,684,590 was primarily due to the net increase in depreciable and amortizable assets of $693,172,453 since June 30, 2013. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2014 was $11,273,624 compared to $4,552,197 for the three months ended June 30, 2013. The increase of $6,721,427 was primarily due to the net increase in the notes payable balance of $501,523,716 since June 30, 2013 due to financing incurred in connection with the acquisition of 28 multifamily properties since June 30, 2013. Included in interest expense is the amortization of deferred financing costs of $395,300 and $235,453 and amortization of loan premiums of $308,699 and $232,830 for the three months ended June 30, 2014 and 2013, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $2,125,640 for the three months ended June 30, 2014 and the unrealized gain on derivative instruments of $438,472 for the three months ended June 30, 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2014 was $891,885 compared to $0 for the three months ended June 30, 2013. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of the Lincoln Tower Apartments. We expect loss on debt extinguishment to increase in future periods as we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2014 were $1,527,542 compared to $994,118 for the three months ended June 30, 2013. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $533,424 was due to the acquisition of 28 multifamily properties since June 30, 2013 and the continuing operation of the properties owned as of June 30, 2013.We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended June 30, 2014 were $483,368 compared to $1,001,902 for the three months ended June 30, 2013. The decrease in acquisition costs related primarily to our acquisition of two multifamily properties with an aggregate purchase price of $45,230,000 during the three months ended June 30, 2014 compared to the acquisition of five multifamily properties with an aggregate purchase price of $108,600,000 during the three months ended June 30, 2013. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following table summarizes the consolidated results of operations for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013	Change $	Change %
Total revenues	$94,903,763	$40,961,209	$53,942,554	132%
Operating, maintenance and management	26,168,121	10,472,201	15,695,920	150%
Real estate taxes and insurance	17,201,391	5,914,486	11,286,905	191%
Fees to affiliates	12,629,447	8,736,922	3,892,525	45%
Depreciation and amortization	37,662,460	18,496,076	19,166,384	104%
Interest expense	21,197,645	8,854,210	12,343,435	139%
Loss on debt extinguishment	891,885	—	891,885	100%
General and administrative expenses	2,861,416	1,704,940	1,156,476	68%
Acquisition costs	1,100,282	3,120,390	(2,020,108)	(65)%
Loss from continuing operations	$(24,808,884)	$(16,338,016)	$(8,470,868)	52%

NOI(1)	$47,893,495	$23,016,395	$24,877,100	108%
FFO(2)	$12,853,576	$2,158,060	$10,695,516	496%
MFFO(2)	$20,494,922	$8,902,206	$11,592,716	130%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Loss from continuing operations
For the six months ended June 30, 2014, we had a net loss from continuing operations of $24,808,884 compared to a net loss from continuing operations of $16,338,016 for the six months ended June 30, 2013. The increase in net loss from continuing operations of $8,470,868 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $15,695,920, the increase in real estate taxes and insurance of $11,286,905, the increase in fees to affiliates of $3,892,525, the increase in depreciation and amortization expense of $19,166,384, the increase in interest expense of $12,343,435, the increase in loss on debt extinguishment of $891,885 and the increase in general and administrative expenses of $1,156,476, partially offset by the increase in total revenues of $53,942,554 and the decrease in acquisition costs of $2,020,108. The increase in these expenses was due primarily to the increase in our property portfolio from 39 properties at June 30, 2013 to 66 properties at June 30, 2014.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2014 were $94,903,763 compared to $40,961,209 for the six months ended June 30, 2013. The increase of $53,942,554 was primarily due to the fact that we owned 66 multifamily properties as of June 30, 2014 compared to 39 multifamily properties as of June 30, 2013. Additionally, our total units increased by 7,722 from 8,771 at June 30, 2013 to 16,493 at June 30, 2014. Average monthly rents increased from $883 as of June 30, 2013 to $938 as of June 30, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and improved occupancy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the six months ended June 30, 2014 were $26,168,121 compared to $10,472,201 for the six months ended June 30, 2013. The increase of $15,695,920 was primarily due to the fact that we operated 66 multifamily properties as of June 30, 2014 compared to 39 multifamily properties as of June 30, 2013. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2014 were $17,201,391 compared to $5,914,486 for the six months ended June 30, 2013. The increase of $11,286,905 was due to the acquisition of 28 multifamily properties since June 30, 2013 and the continuing operation of the properties owned as of June 30, 2013. We expect these amounts to increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2014 were $12,629,447 compared to $8,736,922 for the six months ended June 30, 2013. The increase of $3,892,525 was primarily due to investment management fees of $6,491,789 earned by our advisor during the six months ended June 30, 2014 in connection with managing our portfolio of 66 multifamily properties, compared to investment management fees of $2,754,866 earned during the six months ended June 30, 2013 in connection with managing the Company's portfolio of 39 multifamily properties. This increase was partially offset by the fact that the acquisition fees earned by our advisor decreased in connection with the acquisition of four multifamily properties with an aggregate purchase price of $94,104,157 during the six months ended June 30, 2014, compared to the acquisition of nine multifamily properties with an aggregate purchase price of $217,130,000 during the six months ended June 30, 2013. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions along with an increase in anticipated future dispositions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2014 were $37,662,460 compared to $18,496,076 for the six months ended June 30, 2013. The increase of $19,166,384 was primarily due to the net increase in depreciable and amortizable assets of $693,172,453 since June 30, 2013. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2014 was $21,197,645 compared to $8,854,210 for the six months ended June 30, 2013. The increase of $12,343,435 was primarily due to the net increases in the notes payable balance of $501,523,716 since June 30, 2013 due to financing incurred in connection with the acquisition of 28 multifamily properties since June 30, 2013. Included in interest expense is the amortization of deferred financing costs of $759,388 and $395,747 and amortization of loan premiums of $617,397 and $387,942 for the six months ended June 30, 2014 and 2013, respectively. Also included in

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

interest expense is the unrealized loss on derivative instruments of $3,315,514 for the six months ended June 30, 2014 and the unrealized gain on derivative instruments of $373,855 for the six months ended June 30, 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2014 was $891,885 compared to $0 for the six months ended June 30, 2013. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of the Lincoln Tower Apartments. We expect loss on debt extinguishment to increase in future periods as we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the six months ended June 30, 2014 were $2,861,416 compared to $1,704,940 for the six months ended June 30, 2013. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,156,476 was due to the acquisition of 28 multifamily properties since June 30, 2013 and the continuing operation of the properties owned as of June 30, 2013.We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2014 were $1,100,282 compared to $3,120,390 for the six months ended June 30, 2013. The decrease in acquisition costs related primarily to our acquisition of four multifamily properties with an aggregate purchase price of $94,104,157 during the six months ended June 30, 2014 compared to nine acquisitions of multifamily properties with an aggregate purchase price of $217,130,000 during the six months ended June 30, 2013. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2013. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2013.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,
	2014	2013	Change $	Change %
Same-store properties:
Revenues	$21,486,293	$20,599,268	$887,025	4%
Operating expenses	9,943,462	9,259,705	683,757	7%
Net operating income	11,542,831	11,339,563	203,268	2%

Non-same-store properties:
Net operating income	13,599,442	934,939	12,664,503

Total net operating income(1)	$25,142,273	$12,274,502	$12,867,771
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2014 was $11,542,831 compared to $11,339,563 for the three months ended June 30, 2013. The 2% increase in same-store net operating income was primarily due to a 4% increase in same-store rental revenues partially offset by a 7% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2014 were $21,486,293 compared to $20,599,268 for the three months ended June 30, 2013. The 4% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $867 to $888 coupled with the increase in same store occupancy from 94.2% as of June 30, 2013 to 95.5% as of June 30, 2014.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2014 were $9,943,462 compared to $9,259,705 for the three months ended June 30, 2013. The increase in same-store operating expenses was primarily attributable to the increase in personnel related costs at certain of our same-store properties as well as increases in property taxes and insurance.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,653,679)	$(7,746,115)	$(17,736,590)	$(16,338,016)
Fees to affiliates(1)	4,234,718	3,699,881	8,988,691	7,178,795
Depreciation and amortization	17,457,109	9,772,519	37,662,460	18,496,076
Interest expense	11,273,624	4,552,197	21,197,645	8,854,210
Loss on debt extinguishment	891,885	—	891,885	—
General and administrative expenses	1,527,542	994,118	2,861,416	1,704,940
Acquisition costs	483,368	1,001,902	1,100,282	3,120,390
Gain on sale of real estate, net	(7,072,294)	—	(7,072,294)	—
Net operating income	$25,142,273	$12,274,502	$47,893,495	$23,016,395
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2014 excludes property management fees of $1,464,108 and $2,817,406 and other fees of $426,797 and $823,350, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2013 excludes property management fees of $671,007 and $1,219,860 that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2014	2013	2014	2013
Net loss	$(3,653,679)	$(7,746,115)	$(17,736,590)	$(16,338,016)
Depreciation of real estate assets	14,574,731	6,474,682	28,440,333	11,867,644
Amortization of lease-related costs	2,882,378	3,297,837	9,222,127	6,628,432
Gain on sale of real estate, net	(7,072,294)	—	(7,072,294)	—
FFO	6,731,136	2,026,404	12,853,576	2,158,060
Acquisition fees and expenses(1)(2)	1,400,593	3,203,513	3,597,184	7,544,319
Unrealized loss on derivative instruments	2,125,640	(438,472)	3,315,514	(373,855)
Loss on debt extinguishment	891,885	—	891,885	—
Accretion of below-market leases	—	(167,992)	(163,237)	(426,318)
MFFO	$11,149,254	$4,623,453	$20,494,922	$8,902,206
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

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2014 includes acquisition fees of $917,225 and $2,496,902 and acquisition fees of $2,201,611 and $4,423,929 for the three and six months ended June 30, 2013, respectively, that are recorded in fees to affiliates in the accompanying statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2014 also includes acquisition expenses of $483,368 and $1,100,282 and acquisition expenses of $1,001,902 and $3,120,390 for the three and six months ended June 30, 2013, respectively that are recorded in acquisition costs in the accompanying statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 8 of our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Item 3. Qualitative and Quantitative Disclosure About Market Risk
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we have, and may in the future, utilize a variety of financial instruments, including interest rate cap, floor and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2014, the fair value of our fixed rate debt was $478,196,591 and the carrying value of our fixed rate debt was $492,363,408. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $568,132,178 of variable rate debt outstanding. Based on interest rates as of June 30, 2014, if interest rates were 100 basis points higher during the 12 months ending June 30, 2015, interest expense on our variable rate debt would increase by $5,488,747 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2015, interest expense on the variable rate debt would decrease by $879,347.
At June 30, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.30% and 2.57%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2014 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2014 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2014, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of June 30, 2014 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to our advisor 488,281.25 restricted shares of common stock at a fair market value of $10.24 per share to replace certain performance-based fee requirements due to the advisor in the aggregate amount of $5,000,000. The shares of restricted stock become non-forfeitable upon the earliest to occur of (1) 50% at December 31, 2015 and 50% at December 31, 2016, (2) certain liquidity events, (3) our cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to our stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on our stockholders’ invested capital, or (4) the termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if our advisor is terminated for any reason other than (4) above. The shares of restricted stock issued pursuant to the restricted stock agreement were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.
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
On January 3, 2014, we registered up to 12,000,000 shares of our common stock to be issued to existing shareholders pursuant to the distribution reinvestment plan. As of June 30, 2014, we had issued 1,127,782 shares for gross offering proceeds of $10,973,319.
From inception through June 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

PART II—OTHER INFORMATION (continued)

Type of Expense Amount	Amount	Estimated/ Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$69,841,541	Actual	9.57%
Other organization and offering costs	23,802,946	Actual	3.26%
Total expenses	$93,644,487
Total public offering proceeds (excluding DRP proceeds)	$729,992,516	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.83%	Actual	12.83%
The net offering proceeds to us from our initial public offering, after deducting the total expenses incurred as described above, were approximately $651,745,261 including net offering proceeds from our distribution reinvestment plan of $15,397,232. The ratio of the cost of raising capital in our initial public offering was approximately 12.83%.
We used substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of June 30, 2014, we had invested in 66 multifamily properties for a total purchase price of $1,601,257,557. These property acquisitions were funded from proceeds of our offerings and $1,027,659,196 in secured financings.
During the three months ended June 30, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2014	32,522	38,415	$9.93	(3)
May 2014	11,669	—	—	(3)
June 2014	31,845	—	—	(3)
	76,036	38,415
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the share repurchase plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

PART II—OTHER INFORMATION (continued)

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

10.1
Restricted Stock Agreement, dated as of June 11, 2014, by and between Steadfast Income REIT, Inc. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 13, 2014).

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

Steadfast Income REIT, Inc.
Date:	August 13, 2014	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 13, 2014	By:	/s/ Kevin J. Keating
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

10.1
Restricted Stock Agreement, dated as of June 11, 2014, by and between Steadfast Income REIT, Inc. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 13, 2014).

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