Form 10-Q
period 2014-09-30
Steadfast Income REIT, Inc.
filed 2014-11-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2014, there were 76,907,113 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$172,669,319	$162,425,511
Building and improvements	1,434,757,054	1,316,608,491
Tenant origination and absorption costs	1,195,687	15,588,747
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,611,266,323	1,497,267,012
Less accumulated depreciation and amortization	(82,986,080)	(46,376,515)
Total real estate held for investment, net	1,528,280,243	1,450,890,497
Real estate held for sale, net	—	20,072,662
Total real estate, net	1,528,280,243	1,470,963,159
Cash and cash equivalents	20,025,414	19,349,492
Restricted cash	28,790,337	24,978,312
Rents and other receivables	1,746,780	28,555,764
Assets related to real estate held for sale	—	467,717
Deferred financing costs and other assets, net	16,314,556	17,575,410
Total assets	$1,595,157,330	$1,561,889,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$36,061,767	$30,372,692
Below-market leases, net	—	163,237
Notes payable:
Mortgage notes payable, net	1,061,074,015	969,989,740
Revolving credit facility	—	—
Mortgage notes payable related to real estate held for sale	—	17,340,060
Total notes payable, net	1,061,074,015	987,329,800
Distributions payable	4,507,432	4,058,452
Due to affiliates, net	2,017,067	9,322,038
Liabilities related to real estate held for sale	—	580,100
Total liabilities	1,103,660,281	1,031,826,319
Commitments and contingencies (Note 10)
Redeemable common stock	28,967,385	12,945,007
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 76,507,922 and 74,153,580 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	765,079	741,538
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	647,057,257	640,181,521
Cumulative distributions and net losses	(185,292,682)	(123,804,541)
Total stockholders’ equity	462,529,664	517,118,528
Total liabilities and stockholders’ equity	$1,595,157,330	$1,561,889,854
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$44,846,735	$25,695,593	$130,015,288	$62,475,020
Tenant reimbursements and other	5,370,882	3,066,250	15,106,092	7,248,032
Total revenues	50,217,617	28,761,843	145,121,380	69,723,052
Expenses:
Operating, maintenance and management	14,005,015	7,379,830	40,173,136	17,852,031
Real estate taxes and insurance	9,211,396	4,356,209	26,412,787	10,270,695
Fees to affiliates	5,603,741	9,722,514	18,233,188	18,459,436
Depreciation and amortization	15,975,228	11,796,884	53,637,688	30,292,960
Interest expense	9,095,277	7,015,217	30,292,922	15,869,427
Loss on debt extinguishment	1,047,932	—	1,939,817	—
General and administrative expenses	1,232,577	1,025,724	4,093,993	2,730,664
Acquisition costs	255,864	2,172,569	1,356,146	5,292,959
Total expenses	56,427,030	43,468,947	176,139,677	100,768,172
Loss from continuing operations	(6,209,413)	(14,707,104)	(31,018,297)	(31,045,120)
Gain on sales of real estate, net	2,871,840	—	9,944,134	—
Net loss	(3,337,573)	(14,707,104)	(21,074,163)	(31,045,120)
Loss per common share — basic and diluted	$(0.05)	$(0.34)	$(0.28)	$(0.93)
Weighted average number of common shares outstanding — basic and diluted	75,792,897	43,015,311	75,151,322	33,543,362
Distributions declared per common share	$0.181	$0.181	$0.537	$0.537
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2012	22,908,859	$229,086	1,000	$10	$191,130,977	$(39,278,923)	$152,081,150
Issuance of common stock	51,373,960	513,743	—	—	522,554,977	—	523,068,720
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(49,014,259)	—	(49,014,259)
Transfers to redeemable common stock	—	—	—	—	(10,078,483)	—	(10,078,483)
Redemption of common stock	(129,239)	(1,291)	—	—	(1,245,009)	—	(1,246,300)
Other offering costs to affiliates	—	—	—	—	(13,271,892)	—	(13,271,892)
Distributions declared	—	—	—	—	—	(28,645,761)	(28,645,761)
Amortization of stock-based compensation	—	—	—	—	105,210	—	105,210
Net loss for the year ended December 31, 2013	—	—	—	—	—	(55,879,857)	(55,879,857)
BALANCE, December 31, 2013	74,153,580	741,538	1,000	10	640,181,521	(123,804,541)	517,118,528
Issuance of common stock	2,034,031	20,340	—	—	19,672,675	—	19,693,015
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers to redeemable common stock, net	—	—	—	—	(16,256,258)	—	(16,256,258)
Redemption of common stock	(167,970)	(1,682)	—	—	(1,630,336)	—	(1,632,018)
Distributions declared	—	—	—	—	—	(40,413,978)	(40,413,978)
Amortization of stock-based compensation	—	—	—	—	94,538	—	94,538
Net loss for the nine months ended September 30, 2014	—	—	—	—	—	(21,074,163)	(21,074,163)
BALANCE, September 30, 2014	76,507,922	$765,079	1,000	$10	$647,057,257	$(185,292,682)	$462,529,664
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(21,074,163)	$(31,045,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,637,688	30,292,960
Accretion of below-market leases	(163,237)	(697,951)
Amortization of deferred financing costs	1,115,818	691,138
Amortization of stock-based compensation	94,538	396,534
Amortization of loan premiums and discounts	(926,095)	(676,705)
Change in fair value of interest rate cap agreements	3,362,058	356,553
Loss on debt extinguishment	145,816	—
Gain on sales of real estate	(9,944,134)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	549,660	(9,622,161)
Rents and other receivables	254,153	(622,154)
Other assets	(274,697)	(1,822,515)
Accounts payable and accrued liabilities	4,875,095	14,363,004
Due to affiliates, net	800,275	4,024,602
Net cash provided by operating activities	32,452,775	5,638,185
Cash Flows from Investing Activities:
Acquisition of real estate investments	(110,388,964)	(443,322,401)
Additions to real estate investments	(18,082,456)	(5,326,153)
Escrow deposits for pending real estate acquisitions	(3,120,400)	(9,388,970)
Restricted cash for investing activities	(3,893,968)	(2,643,089)
Purchase of interest rate caps	(826,284)	(2,975,579)
Proceeds from sales of real estate, net	29,761,182	—
Net cash used in investing activities	(106,550,890)	(463,656,192)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	120,583,585	260,219,000
Principal payments on mortgage notes payable	(45,913,275)	(4,207,599)
Borrowings from credit facility	35,000,000	40,000,000
Principal payments on credit facility	(35,000,000)	(45,000,000)
Proceeds from issuance of common stock	26,561,229	263,347,918
Payments of commissions on sale of common stock and related dealer manager fees	—	(25,523,439)
Reimbursement of other offering costs to affiliates	(3,105,246)	(6,376,331)
Payment of deferred financing costs	(1,436,113)	(3,427,113)
Distributions to common stockholders	(20,284,125)	(9,287,770)
Redemptions of common stock	(1,632,018)	(869,253)
Net cash provided by financing activities	74,774,037	468,875,413
Net increase in cash and cash equivalents	675,922	10,857,406
Cash and cash equivalents, beginning of period	19,349,492	9,528,664
Cash and cash equivalents, end of period	$20,025,414	$20,386,070

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$26,532,866	$14,252,681
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$448,980	$1,439,845
Assumption of mortgage notes payable to acquire real estate	$—	$98,229,713
Application of escrow deposits to acquire real estate	$2,300,400	$7,263,860
Premium on assumed mortgage notes payable	$—	$4,332,585
Increase in amounts receivable from transfer agent	$—	$(1,847,215)
Increase in amounts payable to affiliates for other offering costs	$—	$1,200,152
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$19,680,873	$7,190,607
Issuance of restricted common stock to settle liability	$5,000,000	$—
Increase in redeemable common stock, net	$(16,256,258)	$(5,927,374)
Increase in redeemable common stock payable	$233,880	$241,816

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
As of September 30, 2014, the Company owned 65 multifamily properties comprising a total of 16,395 apartment homes, and an additional 25,973 square feet of rentable commercial space at three properties.
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
The business of the Company is externally managed by the Advisor pursuant to an Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 3, 2015. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company's board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.
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
2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-08 (described below), which impacts the Company's reporting on discontinued operations. There have been no other significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2014, the Company disposed of three apartment communities. As a result, certain assets and liabilities were classified as held for sale on the consolidated balance sheets for all periods presented.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$2,932,530	$—

	December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$5,462,561	$—

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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $1,062,124,994 and $965,681,419, respectively, compared to the carrying value of $1,061,074,015 and $987,329,800, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2014 through September 30, 2014 was a record date for distributions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2014, the Company declared distributions of $0.181 and $0.537 per common share, respectively. During the three and nine months ended September 30, 2013, the Company declared distributions of $0.181 and $0.537 per common share, respectively.
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
September 30, 2014
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
In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard provides that substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently investigating the impact of this new guidance.
3. Real Estate
As of September 30, 2014, the Company owned 65 multifamily properties, encompassing in the aggregate 16,395 apartment homes and 25,973 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,607,007,557. As of September 30, 2014 and December 31, 2013, the Company’s portfolio was approximately 94.8% and 92.4% occupied and the average monthly rent was $962 and $897.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Current Year Acquisitions
During the nine months ended September 30, 2014, the Company acquired the following properties:

					Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Acquisition Fee	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Sycamore Terrace Apartments (Phase II)	Terre Haute, IN	3/5/2014	72	$134,706	$381,657	$6,190,931	$101,569	$6,674,157
Reserve at Creekside Village	Chattanooga, TN	3/28/2014	192	465,021	1,344,233	17,178,743	352,024	18,875,000
Mapleshade Park	Dallas, TX	3/31/2014	148	498,873	3,585,171	19,131,230	608,599	23,325,000
Richland Falls	Murfreesboro, TN	5/16/2014	190	426,751	1,306,794	19,422,561	270,645	21,000,000
Oak Crossing	Fort Wayne, IN	6/3/2014	222	490,474	2,005,491	21,808,038	416,471	24,230,000
Park Shore	St. Charles, IL	9/12/2014	160	372,778	1,619,712	16,221,717	508,571	18,350,000
					$10,243,058	$99,953,220	$2,257,879	$112,454,157
As of September 30, 2014 and December 31, 2013, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	September 30, 2014
	Assets						Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale	Below-Market Leases
Investments in real estate	$172,669,319	$1,434,757,054	$1,195,687	$2,644,263	$1,611,266,323	$—	$—
Less: Accumulated depreciation and amortization	—	(82,255,994)	(528,682)	(201,404)	(82,986,080)	—	—
Net investments in real estate and related lease intangibles	$172,669,319	$1,352,501,060	$667,005	$2,442,859	$1,528,280,243	$—	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

	December 31, 2013
	Assets						Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale	Below-Market Leases
Investments in real estate	$162,425,511	$1,316,608,491	$15,588,747	$2,644,263	$1,497,267,012	$22,616,466	$(1,410,728)
Less: Accumulated depreciation and amortization	—	(39,156,143)	(7,133,844)	(86,528)	(46,376,515)	(2,543,804)	1,247,491
Net investments in real estate and related lease intangibles	$162,425,511	$1,277,452,348	$8,454,903	$2,557,735	$1,450,890,497	$20,072,662	$(163,237)
Depreciation and amortization expenses were $15,975,228 and $53,637,688 for the three and nine months ended September 30, 2014, and $11,796,884 and $30,292,960 for the three and nine months ended September 30, 2013, respectively.
Depreciation of the Company's buildings and improvements were $15,035,916 and $43,476,249 for the three and nine months ended September 30, 2014, and $8,435,657 and $20,303,301 for the three and nine months ended September 30, 2013, respectively.
Amortization of the Company’s tenant origination and absorption costs was $901,020 and $10,046,563 for the three and nine months ended September 30, 2014, and $3,335,946 and $9,941,423 for the three and nine months ended September 30, 2013, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets was $38,292 and $114,876 for the three and nine months ended September 30, 2014, and $25,281 and $48,236 for the three and nine months ended September 30, 2013, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the three and nine months ended September 30, 2014 was $0 and $163,237, respectively, and $271,633 and $697,951 for the three and nine months ended September 30, 2013. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
The future amortization of the Company’s acquired other intangible assets as of September 30, 2014 and thereafter is as follows:

October 1 through December 31, 2014	$38,292
2015	153,168
2016	153,168
2017	153,168
2018	153,168
Thereafter	1,791,895
$2,442,859

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Operating Leases
As of September 30, 2014, the Company’s real estate portfolio was comprised of 16,395 apartment homes and was 97.3% leased by a diverse group of residents. For each of the three and nine months ended September 30, 2014 and 2013, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial tenants. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 3.42 to 7.09 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,002,062 and $3,560,623 as of September 30, 2014 and December 31, 2013, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2014 and thereafter is as follows:

October 1 through December 31, 2014	$86,661
2015	347,036
2016	350,051
2017	354,433
2018	202,540
Thereafter	361,961
$1,702,682
As of September 30, 2014 and December 31, 2013, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Current Year Property Dispositions
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Arbor Pointe Apartments
On May 5, 2011, the Company, through an indirect wholly owned subsidiary, acquired Arbor Pointe Apartments, a multifamily property located in Louisville, Kentucky, containing 130 apartment homes. The purchase price of Arbor Pointe Apartments was $6,500,000, plus closing costs. On July 1, 2014, the Company sold Arbor Pointe Apartments for $8,325,000, resulting in a gain of $2,034,244, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Arbor Pointe Apartments was not affiliated with the Company or the Advisor.
Prairie Walk Apartments
On December 22, 2011, the Company, through an indirect wholly owned subsidiary, acquired Prairie Walk Apartments, a multifamily property located in Kansas City, Missouri, containing 128 apartment homes. The purchase price of Prairie Walk Apartments was $6,100,000, plus closing costs. On August 6, 2014, the Company sold Prairie Walk Apartments for $6,700,000, resulting in a gain of $837,596, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Prairie Walk Apartments was not affiliated with the Company or the Advisor.
The results of operations for the three and nine months ended September 30, 2014 and 2013 for the disposed properties were included in continuing operations on the Company's consolidated statements of operations and are as follows:

	For the Three Months Ended September 30 , 2014			For the Nine Months Ended September 30 , 2014
	Lincoln Tower	Arbor Pointe	Prairie Walk	Lincoln Tower	Arbor Pointe	Prairie Walk
Total Revenues	$3,637	$—	$120,097	$1,203,334	$593,946	$651,674
Total Expenses	18,623	930,173	688,132	2,580,624	1,471,384	1,154,811
Expenses Included in Total Expenses:
Selling Expenses	—	109,967	120,935	447,616	109,967	120,935
Loss on Debt Extinguishment	—	676,888	371,044	891,885	676,888	371,044
Disposition Fee	—	124,875	100,500	238,313	124,875	100,500

	For the Three Months Ended September 30 , 2013			For the Nine Months Ended September 30 , 2013
	Lincoln Tower	Arbor Pointe	Prairie Walk	Lincoln Tower	Arbor Pointe	Prairie Walk
Total Revenues	$554,930	$308,571	$269,520	$1,687,291	$906,089	$784,278
Total Expenses	461,194	286,170	239,006	1,465,014	831,928	699,473
Expenses Included in Total Expenses:
Selling Expenses	—	—	—	—	—	—
Loss on Debt Extinguishment	—	—	—	—	—	—
Disposition Fee	—	—	—	—	—	—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

4. Deferred Financing Costs and Other Assets
As of September 30, 2014 and December 31, 2013, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	September 30, 2014	December 31, 2013
Deferred financing costs	$9,515,064	$8,440,169
Less: accumulated amortization	(2,136,302)	(1,235,886)
	7,378,762	7,204,283
Prepaid expenses	3,315,421	3,142,924
Interest rate cap agreements	2,932,530	5,462,561
Escrow deposits for pending real estate acquisitions	1,320,000	500,000
Deposits	1,367,843	1,265,642
	$16,314,556	$17,575,410
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property, including mortgage notes payable related to real estate held for sale, as of September 30, 2014 and December 31, 2013:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
1	Lincoln Tower(2)	Principal and interest	May 1, 2019	3.66%	$—	$8,434,054
2	Park Place	Interest only	July 1, 2018	3.50%	4,914,445	4,938,136
3	Arbor Pointe(2)	Principal and interest	June 1, 2018	4.86%	—	5,006,199
4	Clarion Park	Principal and interest	July 1, 2018	4.58%	8,518,451	8,632,301
5	Cooper Creek	Principal and interest(3)	September 1, 2018	3.89%	6,532,478	6,624,725
6	Truman Farm Villas	Principal and interest(3)	January 1, 2019	3.78%	5,737,365	5,818,457
7	Prairie Walk(2)	Principal and interest(3)	January 1, 2019	3.74%	—	3,899,807
8	EBT Lofts	Principal and interest(3)	January 1, 2019	3.82%	5,423,339	5,499,432
9	Windsor on the River(4)(5)	Principal and interest(3)	June 1, 2024	1-Mo LIBOR + 2.09%	23,500,000	23,500,000
10	Renaissance St. Andrews	Principal and interest(3)	January 1, 2023	3.85%	8,978,151	9,084,000
11	Spring Creek(6)	Principal and interest	February 1, 2018	4.88%	13,663,094	13,912,669
12	Montclair Parc	Principal and interest	May 1, 2019	3.70%	23,948,984	24,305,671
13	Sonoma Grande	Principal and interest(7)	June 1, 2019	3.31%	22,433,838	22,540,000
14	Estancia(6)	Interest only	October 1, 2017(8)	5.94%	21,575,298	21,844,621
15	Montelena(6)	Principal and interest(9)	August 1, 2018	4.82%	12,372,936	12,614,683

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
16	Valley Farms	Principal and interest	January 1, 2020	4.25%	$10,113,523	$10,244,494
17	Hilliard Park	Principal and interest(3)	October 1, 2022	3.62%	13,628,480	13,818,616
18	Hilliard Summit	Principal and interest(3)	October 1, 2022	3.56%	16,516,240	16,749,262
19	Springmarc	Principal and interest(3)	November 1, 2019	3.69%	15,237,577	15,446,452
20	Ashley Oaks(5)	Principal and interest(3)	November 1, 2021	1-Mo LIBOR + 2.35%	21,392,096	21,680,010
21	Arrowhead	Principal and interest(3)	December 1, 2019	3.38%	12,382,968	12,562,000
22	The Moorings	Principal and interest(3)	December 1, 2019	3.37%	14,970,160	15,187,000
23	Forty 57	Principal and interest(10)	January 1, 2023	3.73%	38,500,000	38,500,000
24	Keystone Farms	Principal and interest(3)	January 1, 2023	3.86%	6,127,890	6,200,000
25	Riverford Crossing	Principal and interest(10)	January 1, 2023	3.78%	21,900,000	21,900,000
26	South Pointe(11)	Principal and interest(10)	October 1, 2021	5.00%	225,585	—
27	Montecito Property	Principal and interest(3)	January 1, 2020	3.47%	14,071,910	14,250,000
28	Hilliard Grand	Principal and interest	August 1, 2052	5.59%	28,887,815	29,050,224
29	The Hills at Fair Oaks	Principal and interest(10)	February 1, 2023	4.02%	24,767,000	24,767,000
30	Library Lofts	Principal and Interest	April 1, 2020	3.66%	8,985,689	9,113,640
31	Trails at Buda Ranch(5)	Principal and interest(3)	April 1, 2023	1-Mo LIBOR + 2.42%	16,899,605	17,030,000
32	Deep Deuce at Bricktown(6)	Principal and interest	April 1, 2018	5.04%	24,079,972	24,603,299
33	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,748,097	2,779,688
34	Deer Valley(5)	Principal and interest(3)	May 1, 2023	1-Mo LIBOR + 2.40%	20,744,070	20,875,000
35	Grayson Ridge(5)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.63%	10,688,432	10,725,000
36	Rosemont Olmos Park(5)	Principal and interest(10)	July 1, 2020	1-Mo LIBOR + 2.65%	14,667,462	15,100,000
37	Retreat at Quail North(6)	Principal and interest	January 1, 2053	4.80%	17,070,649	17,190,827
38	The Lodge at Trails Edge(6)	Principal and interest	November 1, 2020	4.47%	10,801,029	10,965,388
39	The Lodge at Trails Edge — Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,918,591	1,936,199
40	Arbors of Carrollton(6)	Principal and interest	December 1, 2020	4.83%	5,316,651	5,395,471
41	Arbors of Carrollton — Supplemental Loan	Principal and interest	December 1, 2020	4.83%	975,325	986,624
42	Waterford on the Meadow(6)	Principal and interest	December 1, 2020	4.70%	13,954,233	14,154,991
43	Waterford on the Meadow — Supplemental Loan	Principal and interest	December 1, 2020	4.78%	2,729,265	2,761,194

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
44	The Belmont(6)	Principal and interest	March 1, 2021	5.91%	$9,347,498	$9,498,460
45	Meritage at Steiner Ranch(5)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.47%	55,500,000	55,500,000
46	Tapestry Park(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.44%	23,100,000	23,100,000
47	Dawntree(6)	Principal and interest(12)	August 6, 2021	5.48%	15,913,169	16,022,763
48	Stuart Hall(5)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.75%	12,392,761	12,407,000
49	BriceGrove Park(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.58%	14,985,000	14,985,000
50	Cantare at Indian Lake Village(5)	Interest only	August 1, 2024	1-Mo LIBOR + 1.62%	18,850,000	—
51	Landing at Mansfield(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.69%	22,750,000	22,750,000
52	The Heights(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.60%	29,014,000	29,014,000
53	Villas at Huffmeister(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	25,963,000	25,963,000
54	Villas at Kingwood(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	28,105,000	28,105,000
55	Waterford Place at Riata Ranch(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.64%	16,340,000	16,340,000
56	Carrington Place(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	22,376,000	22,376,000
57	Carrington at Champion Forest(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	22,959,000	22,959,000
58	Carrington Park(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	17,717,000	17,717,000
59	Willow Crossing(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.20%	43,500,000	43,500,000
60	Heritage Grand at Sienna Plantation(6)	Principal and interest	January 1, 2053	4.65%	16,734,894	16,845,443
61	Audubon Park(5)	Principal and interest(10)	January 1, 2024	1-Mo LIBOR + 2.41%	11,760,000	11,760,000
62	Mallard Crossing(5)	Principal and interest(3)	January 1, 2021	1-Mo LIBOR + 2.57%	27,860,000	27,860,000
63	Renaissance at Carol Stream(5)	Principal and interest(3)	February 1, 2021	1-Mo LIBOR + 2.36%	20,440,000	—
64	Mapleshade Park(5)	Principal and interest(13)	April 1, 2021	1-Mo LIBOR + 2.15%	15,161,000	—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
65	Richland Falls	Principal and interest(10)	May 16, 2017(8)	Variable(14)	$13,800,000	$—
66	Oak Crossing(5)	Interest only	July 1, 2024	1-Mo LIBOR + 1.63%	15,762,000	—
67	Park Shore(5)	Interest only	October 1, 2021	1-Mo LIBOR + 1.87%	12,845,000	—
					$1,061,074,015	$987,329,800
_____________________________

(1)
Except as otherwise noted, interest on the notes accrues at a fixed rate per annum. At September 30, 2014, the weighted-average interest rate of the Company's fixed rate debt and variable rate debt was 4.30% and 2.52%, respectively. The weighted-average interest rate of the Company's blended fixed and variable rates was 3.33% at September 30, 2014.

(2)
The Lincoln Tower Apartments, Arbor Pointe Apartments, and Prairie Walk Apartments were sold on June 27, 2014, July 1, 2014 and August 6, 2014, respectively, and the mortgage notes payable were repaid in full on the same day with proceeds from the sale. Upon the early extinguishment of the Lincoln Tower, Arbor Pointe, and Prairie Walk mortgage notes payable, a loss on debt extinguishment of $891,885, $676,888, and $371,044, respectively, was recorded on the consolidated statements of operations, including an expense of the net deferred financing costs of $95,658, $27,063, and $23,095, respectively.

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

(6)
The following table summarizes the debt premiums and discounts as of September 30, 2014, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Property Name	Unamortized Portion of Debt Premium (Discount) as of September 30, 2014	Amortization of Debt Premium (Discount) During the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Spring Creek	$339,006	$25,357	$25,357	$76,070	$76,071
Estancia	1,075,298	89,774	89,774	269,323	269,322
Montelena	561,652	36,592	36,592	109,776	109,776
Deep Deuce at Bricktown	1,099,787	78,798	78,799	236,395	160,986
Retreat at Quail North	460,943	3,009	1,817	9,026	3,376
The Lodge at Trails Edge	97,130	3,968	3,968	11,904	4,718
Arbors of Carrollton	153,786	6,235	6,235	18,704	6,235
Waterford on the Meadow	311,095	12,612	12,612	37,836	12,612
The Belmont	603,089	23,556	17,224	70,669	17,224
Dawntree	745,524	31,746	16,385	95,239	16,385
Heritage Grand at Sienna Plantation	(451,814)	(2,949)	—	(8,847)	—
	$4,995,496	$308,698	$288,763	$926,095	$676,705

(7)	A monthly payment of interest only was due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(8)	The Company has the option to extend the maturity date for 12 months from the original maturity date, subject to customary and market rate extension provisions.

(9)	A monthly payment of interest only was due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(10)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(11)
On September 11, 2014, the Company obtained a loan from Farmers & Merchants Bank of Long Beach in an amount up to a maximum principal balance of $9,720,000 to finance a portion of the development and construction of an additional 96 apartment units at the Southpointe Property, which was acquired by the Company on December 28, 2012.

(12)	A monthly payment of interest only was due and payable through August 6, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(13)	A monthly payment of interest only is due and payable for 36 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(14)
The Company has the option to select the interest rate at the end of each LIBOR interest period (as defined in the note agreement) from the following options: (1) 0.85% plus the highest of (A) the Prime Rate (as defined in the note agreement), (B) the sum of the Federal Funds Rate (as defined in the note agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% (the “Base Rate Option”) or (2) LIBOR plus 1.85% (the “LIBOR Option”). If the LIBOR Option is

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. The margin rate under each option may be reduced by 20 basis points if the property achieves occupancy in excess of 90% for 90 consecutive days. As of September 30, 2014, the Company had elected the LIBOR Option using one-month LIBOR.
Revolving Credit Facility
The Company entered into a revolving line of credit pursuant to a Loan Agreement with PNC Bank, N.A. (“PNC Bank”) to borrow up to $20,000,000. Each advance under the facility is due within 180 days from the date of the advance. On July 18, 2014, the Company and PNC Bank amended the Loan Agreement to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security threfor. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension.
For each advance, the Company had the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the Loan Agreement), (B) the sum of the Federal Funds Rate (as defined in the Loan Agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options was selected by the Company, the Company could select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the Loan Agreement) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the Loan Agreement) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%.
As of September 30, 2014, $0 was outstanding under the credit facility.
The following is a summary of the Company's aggregate maturities as of September 30, 2014:

		Remainder of 2014	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2015	2016	2017	2018	Thereafter
Principal payments on outstanding debt obligations(1)	$1,056,078,519	$3,469,617	$14,606,257	$17,122,487	$51,989,163	$83,457,292	$885,433,703
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2014 and December 31, 2013, the Company was in compliance with all financial debt covenants.
For the three and nine months ended September 30, 2014, the Company incurred interest expense of $9,095,277 and $30,292,922. Interest expense for the three and nine months ended September 30, 2014 includes amortization of deferred financing costs of $356,430 and $1,115,818, amortization of loan premiums of $308,698 and $926,095, and net unrealized losses from the change in fair value of interest rate cap agreements of $46,544 and $3,362,058, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

For the three and nine months ended September 30, 2013, the Company incurred interest expense of $7,015,217 and $15,869,427. Interest expense for the three and nine months ended September 30, 2013 includes amortization of deferred financing costs of $295,391 and $691,138, amortization of loan premiums of $288,763 and $676,705, and net unrealized losses from the change in fair value of interest rate cap agreements of $730,408 and $356,553, respectively.
Interest expense of $2,748,240 and $2,539,966 was payable as of September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
6. Stockholders’ Equity
General
Under the Company’s Third Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares designated as preferred stock with a par value of $0.01 per share. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of September 30, 2014, the Company had issued 76,269,612 shares of common stock in a private offering and its subsequent Public Offering for offering proceeds of $675,079,343, net of offering costs of $95,845,468, including 3,610,976 shares of common stock pursuant to the ongoing DRP for total proceeds of $35,077,970. Offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $0 and $26,549,087 of amounts receivable from the Company’s transfer agent as of September 30, 2014 and December 31, 2013, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets. The Company terminated its Public Offering on December 20, 2013, but continues to offer shares pursuant to the DRP.
During both the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company granted 10,000 shares of restricted stock to its independent directors at a weighted average fair value of $10.24 as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $50,186 and $94,538 for the three and nine months ended September 30, 2014 and $45,238 and $83,034 for the three and nine months ended September 30, 2013, respectively, for compensation expense related to the issuance of restricted common stock to the independent directors. The weighted average remaining term of the restricted common stock is 1.50 years as of September 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

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
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share to pay certain deferred fees due to the Advisor in the aggregate amount of $5,000,000 that were to be paid upon certain Company performance metrics. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. As of September 30, 2014 and December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash (see Note 13).
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
September 30, 2014
(unaudited)

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and nine months ended September 30, 2014, the Company redeemed a total of 80,042 and 167,970 shares with a total redemption value of $776,102 and $1,632,018 and received requests for the redemption of 48,927 and 186,533 shares with a total redemption value of $484,154 and $1,830,449, respectively. During the three and nine months ended September 30, 2013, the Company redeemed a total of 30,251 and 90,843 shares with a total redemption value of $286,561 and $869,253 and received requests for the redemption of 56,342 and 122,527 shares with a total redemption value of $519,959 and $1,167,466, respectively.
As of September 30, 2014, the Company had 69,455 shares of outstanding and unfulfilled redemption requests and recorded $682,516 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed 63,583 of the outstanding redemption requests as of September 30, 2014 totaling $621,748 on the October 31, 2014 redemption date.
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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The Company presently intends to limit the number of shares to be repurchased in any calendar year to those that could be funded from the net proceeds from the sale of shares pursuant to the DRP, and in no event shall redemptions under the share repurchase plan exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of the Company’s common stock. See Note 13 for current information about the DRP.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

In addition, the Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase plan at any time upon 30 days’ notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan (see Note 13).
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2014, the Company reclassified $5,966,982 and $16,256,258, net of $776,102 and $1,632,018 of fulfilled redemption requests, and for the three and nine months ended September 30, 2013, the Company reclassified $2,854,875 and $6,174,002, net of $286,561 and $869,253 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. In order to provide additional available funds to pay distributions, under certain circumstances the Company’s obligation to pay certain fees due to the Advisor from the Company pursuant to the Advisory Agreement was deferred up to an aggregate amount of $5,000,000. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock to the Advisor, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of September 30, 2014 and December 31, 2013, $0 and $5,000,000, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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
Distributions declared for the three and nine months ended September 30, 2014 were $13,785,040 and $40,413,978, including $6,763,224 and $19,934,690, or 695,090 and 2,048,786 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2013 were $7,736,858 and $17,918,222, including $3,517,153 and $7,913,859, or 361,475 and 813,346 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2014 and December 31, 2013, $4,507,432 and $4,058,452 in distributions declared were payable, which included $2,217,388 and $1,963,570 of distributions reinvested pursuant to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Distributions Paid
For the three and nine months ended September 30, 2014, the Company paid cash distributions of $6,993,862 and $20,284,125, which related to distributions declared for each day in the period from June 1, 2014 through August 31, 2014 and December 1, 2013 through August 31, 2014, respectively. Additionally, for the three and nine months ended September 30, 2014, 693,100 and 2,022,701 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $6,743,864 and $19,680,873, respectively. For the three and nine months ended September 30, 2014, the Company paid total distributions of $13,737,726 and $39,964,998.
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
7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to the Company	$(3,337,573)	$(14,707,104)	$(21,074,163)	$(31,045,120)
Less: dividends declared on participating securities	91,681	—	110,811	—
Net loss attributable to common stockholders	(3,429,254)	(14,707,104)	(21,184,974)	(31,045,120)
Weighted average common shares outstanding - basic and diluted	75,792,897	43,015,311	75,151,322	33,543,362
Loss per common share - basic and diluted	$(0.05)	$(0.34)	$(0.28)	$(0.93)
As of September 30, 2014, the Company excluded 488,281.25 of unvested restricted common shares outstanding from the calculation of diluted loss per common share as the effect would have been antidilutive.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2014 and 2013 and amounts outstanding to the Advisor and its affiliates as of September 30, 2014 and December 31, 2013 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)(6)	$3,353,069	$1,938,575	$9,844,858	$4,693,441	$14,487	$4,530,042
Acquisition fees(1)(7)	372,778	6,685,425	2,869,680	11,109,354	589,000	648,422
Acquisition expenses(2)	115,172	961,309	526,321	3,137,320	—	—
Property management
Fees(1)	1,484,356	856,214	4,301,762	2,076,074	500,443	416,581
Reimbursement of onsite personnel(3)	4,687,564	2,422,532	13,261,284	5,711,505	836,121	568,851
Other fees(1)	393,538	242,300	1,216,888	580,567	54,307	45,220
Other operating expenses(4)	204,653	272,592	687,456	719,349	16,358	7,676
Disposition fees(5)	225,375	—	463,688	—	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	486,405	111,758	1,056,147	111,758	6,351	—
Additional paid-in-capital
Other offering costs reimbursement	—	2,354,814	—	7,576,484	—	3,105,246
Selling commissions	—	7,698,530	—	16,276,716	—	—
Dealer management fees	—	4,392,019	—	9,246,723	—	—
	$11,322,910	$27,936,068	$34,228,084	$61,239,291	$2,017,067	$9,322,038
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

(3)	Included in operating, maintenance and management expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

(5)	Included in gain on sale of real estate, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

(6)
Investment management fees earned by the Advisor totaling $0 and $4,351,578 were deferred as of September 30, 2014 and December 31, 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining investment management fees of $14,487 and $178,464 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

(7)
Acquisition fees earned by the Advisor totaling $0 and $648,422 were deferred as of September 30, 2014 and December 31, 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $589,000 and $0 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively.

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
Organization costs are expensed as incurred. From inception through September 30, 2014, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and nine months ended September 30, 2014 and 2013.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and nine months ended September 30, 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 20, 2013. For the three and nine months ended September 30, 2013, the Company reimbursed the Advisor $11,376,548 and $18,654,559, respectively, of offering costs related to the Public Offering, including $522,597 and $849,597 of amounts paid to Crossroads for certain offering services provided.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through September 30, 2014, including reimbursements of organization costs of $100,738, reimbursements of private offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749. The Company accrued $0 and $3,105,246 for the reimbursement of offering costs in the financial statements as of September 30, 2014 and December 31, 2013, respectively.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company's properties (other than EBT Lofts, Library Lofts and Stuart Hall, which are managed by an unaffiliated third-party management company). The

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.5% to 3.75% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager.
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
September 30, 2014
(unaudited)

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
At September 30, 2014, the Company's allocable share of the Advisor's overhead expenses did not exceed the 2%/25% Limitation test.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates up to 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. In connection with the sales of the Lincoln Tower Apartments, Arbor Pointe Apartments and Prairie Walk Apartments (see Note 3), the Company recorded a disposition fee of $225,375 and $463,688 during the three and nine months ended September 30, 2014 and is included in gain on sales of real estate, net on the consolidated statements of operations.
Selling Commissions and Dealer Manager Fees
Pursuant to the terms of the Dealer Manager Agreement, the Company paid the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee are paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager was also able to reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Company did not pay any selling commissions or dealer manager fees to the Dealer Manager for the three and nine months ended September 30, 2014 because the Public Offering terminated on December 20, 2013.
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
September 30, 2014
(unaudited)

9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2014 and December 31, 2013, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the private offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recorded stock-based compensation expense of $50,186 and $94,538 for the three and nine months ended September 30, 2014 and $45,238 and $83,034 for the three and nine months ended September 30, 2013, respectively.
10. Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas, Chicago, Illinois and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
September 30, 2014
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
11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of September 30, 2014, the Company had 26 interest rate cap agreements with notional amounts totaling $566,336,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2014:

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of
Property	Type	Purpose				Based on			Sep 30, 2014	Dec 31, 2013
Ashley Oaks	Cap	Cap Floating Rate	10/24/2011	11/1/2016	$21,712,000	One-Month LIBOR	0.16%	5.00%	$2,956	$19,729
Trails at Buda Ranch	Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.16%	2.00%	205,544	335,483
Deer Valley	Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.16%	2.00%	269,956	439,064
Grayson Ridge	Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.16%	2.00%	64,431	115,262
Rosemont at Olmos Park	Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.16%	2.00%	88,634	164,538
Meritage at Steiner Ranch	Cap	Cap Floating Rate	8/6/2013	9/1/2017	55,500,000	One-Month LIBOR	0.16%	2.00%	412,395	715,411
Tapestry Park	Cap	Cap Floating Rate	9/23/2013	10/1/2017	23,100,000	One-Month LIBOR	0.16%	3.56%	50,498	154,735
Stuart Hall	Cap	Cap Floating Rate	8/27/2013	9/1/2017	12,407,000	One-Month LIBOR	0.16%	3.50%	19,314	62,083
BriceGrove Park	Cap	Cap Floating Rate	9/24/2013	10/1/2017	14,985,000	One-Month LIBOR	0.16%	3.42%	41,053	110,612
Landing at Mansfield	Cap	Cap Floating Rate	9/27/2013	10/1/2017	22,750,000	One-Month LIBOR	0.16%	2.50%	125,793	251,548
The Heights	Cap	Cap Floating Rate	9/30/2013	10/1/2017	29,014,000	One-Month LIBOR	0.16%	2.50%	155,763	312,618

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of
Property	Type	Purpose				Based on			Sep 30, 2014	Dec 31, 2013
Villas at Huffmeister	Cap	Cap Floating Rate	10/10/2013	11/1/2017	$25,963,000	One-Month LIBOR	0.16%	2.50%	$154,294	$303,798
Villas at Kingwood	Cap	Cap Floating Rate	10/10/2013	11/1/2017	28,105,000	One-Month LIBOR	0.16%	2.50%	167,024	328,862
Waterford Place at Riata Ranch	Cap	Cap Floating Rate	10/10/2013	11/1/2017	16,340,000	One-Month LIBOR	0.16%	2.50%	97,101	191,198
Carrington Place	Cap	Cap Floating Rate	11/7/2013	11/30/2014	22,376,000	One-Month LIBOR	0.16%	2.00%	128,184	302,878
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Carrington at Champion Forest	Cap	Cap Floating Rate	11/7/2013	11/30/2014	22,959,000	One-Month LIBOR	0.16%	2.00%	131,523	310,770
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Carrington Park	Cap	Cap Floating Rate	11/7/2013	11/30/2014	17,717,000	One-Month LIBOR	0.16%	2.00%	101,494	239,815
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Willow Crossing	Cap	Cap Floating Rate	11/20/2013	11/30/2014	43,500,000	One-Month LIBOR	0.16%	2.00%	132,203	448,006
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.65%
Audubon Park	Cap	Cap Floating Rate	12/27/2013	12/31/2014	11,760,000	One-Month LIBOR	0.16%	2.00%	40,279	184,362
				12/31/2015				2.75%
				12/31/2016				3.50%
				12/31/2017				4.25%
				1/1/2019				4.75%
Mallard Crossing	Cap	Cap Floating Rate	12/27/2013	12/31/2014	27,860,000	One-Month LIBOR	0.16%	2.00%	109,681	350,479
				12/31/2015				2.50%
				12/31/2016				3.00%
				1/1/2018				3.40%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of
Property	Type	Purpose				Based on			Sep 30, 2014	Dec 31, 2013
Renaissance at Carol Stream	Cap	Cap Floating Rate	1/9/2014	1/31/2015	$20,440,000	One-Month LIBOR	0.16%	2.00%	$74,947	$—
				1/31/2016				2.50%
				1/31/2017				3.00%
				2/1/2018				3.64%
Mapleshade Park	Cap	Cap Floating Rate	3/31/2014	3/31/2015	15,161,000	One-Month LIBOR	0.16%	2.50%	12,929	—
				3/31/2016				3.00%
				4/1/2017				3.57%
Windsor on the River(1)	Cap	Cap Floating Rate	5/9/2014	5/31/2015	23,500,000	One-Month LIBOR	0.16%	2.00%	96,655	121,310
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.86%
Oak Crossing	Cap	Cap Floating Rate	6/3/2014	5/31/2015	15,762,000	One-Month LIBOR	0.16%	2.00%	96,785	—
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/3/2018				3.50%
Cantare at Indian Lake Village	Cap	Cap Floating Rate	7/9/2014	7/31/2015	18,850,000	One-Month LIBOR	0.16%	2.00%	112,727	—
				7/31/2016				2.50%
				7/31/2017				3.00%
				8/1/2018				3.50%
Park Shore	Cap	Cap Floating Rate	9/12/2014	9/30/2015	12,845,000	One-Month LIBOR	0.16%	2.00%	40,367	—
				9/30/2016				2.50%
				10/1/2017				3.00%
					$566,336,000				$2,932,530	$5,462,561
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

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2014 resulted in an unrealized loss of $46,544 and $3,362,058, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $2,932,530 as of September 30, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

12. Pro Forma Information
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2014 and 2013. The Company acquired one property during the three months ended September 30, 2014 and six properties during the nine months ended September 30, 2014. These properties contributed $4,086,140 of revenues and $2,346,090 of net loss, including $2,852,735 of depreciation and amortization, to the Company's results of operations from the date of acquisition to September 30, 2014. The following unaudited pro forma information for the three and nine months ended September 30, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$50,638,601	$29,292,400	$151,915,804	$87,877,200
Net loss	$(3,482,180)	$(15,041,097)	$(19,062,061)	$(45,123,920)
Basic and diluted net loss per common share	$(0.05)	$(0.20)	$(0.25)	$(0.59)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and nine months ended September 30, 2014 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
13. Subsequent Events
Distributions Paid
On October 1, 2014, the Company paid distributions of $4,507,432, which related to distributions declared for each day in the period from September 1, 2014 through September 30, 2014 and consisted of cash distributions paid in the amount of $2,290,044 and $2,217,388 in shares issued pursuant to the DRP.
On November 3, 2014, the Company paid distributions of $4,672,489, which related to distributions declared for each day in the period from October 1, 2014 through October 31, 2014 and consisted of cash distributions paid in the amount of $2,385,891 and $2,286,598 in shares issued pursuant to the DRP.
Redemption
On October 31, 2014, the Company redeemed 63,583 shares of its common stock for a total redemption value of $621,748, or $9.78 per share, pursuant to the Company's share repurchase plan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Distribution Reinvestment Plan
On January 3, 2014, the Company filed a Form S-3 with the SEC to offer up to 12,000,000 shares of common stock to existing shareholders pursuant to the DRP. From January 3, 2014 through November 10, 2014, the Company had sold 2,054,073 shares of its common stock pursuant to the DRP for gross offering proceeds of $19,986,127.
Engagement of Financial Advisors to Evaluate Strategic Alternatives
On October 21, 2014, the Company announced that it retained Goldman, Sachs & Co. as its financial advisor to assist in evaluating potential strategic alternatives for a liquidity event for the Company. There is no set timetable for completion of the board of directors’ review of strategic alternatives and there can be no assurances that the review process will result in any transaction being announced or completed.
Suspension of Distribution Reinvestment Plan
On October 21, 2014, in connection with the Company’s exploration of strategic alternatives, the Company’s board of directors elected to suspend its distribution reinvestment plan. As a result, all distributions paid following the November distribution payment date will be paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may in the future reinstate the distribution reinvestment plan, although there is no assurance as to if or when this will happen.
Suspension of Share Repurchase Plan
On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase plan, effective November 20, 2014. As a result, the Company will not process redemption requests received after such date. The Company’s board of directors may in the future reinstate the share repurchase plan, although there is no assurance as to if or when this will happen.

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
As of September 30, 2014, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,395 apartment homes and 25,973 square feet of rentable commercial space. The acquisition cost of our real estate portfolio was $1,607,007,557, exclusive of closing costs. At September 30, 2014, our portfolio was approximately 97.3% leased.
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
Evaluation of Strategic Alternatives
On October 21, 2014, we announced that we have retained Goldman, Sachs & Co. as our financial advisor to assist in evaluating potential strategic alternatives for a liquidity event. There is no set timetable for completion of our board of directors’ review of strategic alternatives and there can be no assurances that the review process will result in any transaction being announced or completed. In connection with our exploration of strategic alternatives, our board of directors elected to suspend our distribution reinvestment plan. As a result, all distributions paid following the November distribution payment date will be paid in cash and not reinvested in shares of our common stock. Additionally our board of directors elected to suspend our share repurchase plan, effective November 20, 2014. As a result, we will not process redemption requests received after such date. Our board of directors may in the future reinstate our distribution reinvestment plan and share repurchase plan, although there is no assurance as to if or when this will happen.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of September 30, 2014, we owned the 65 multifamily properties listed below:

						Mortgage Debt Outstanding at September 30, 2014	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,914,445	82.8%	92.7%	$826	$867
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,518,451	95.9%	97.3%	743	701
3	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,532,478	95.1%	91.9%	932	753
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,737,365	95.5%	94.5%	682	676
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,423,339	97.1%	98.0%	916	882
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	92.0%	92.0%	708	680
7	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	8,978,151	94.9%	93.5%	649	642
8	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,663,094	98.0%	96.4%	868	865
9	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	23,948,984	95.0%	88.6%	875	918
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,433,838	95.8%	91.4%	951	932
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,575,298	94.6%	90.5%	947	898
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,372,936	95.7%	89.7%	958	860
13	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,113,523	96.3%	93.8%	860	790
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,628,480	95.0%	94.0%	1,006	947
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	—	97.2%	96.6%	1,099	1,033
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,516,240	96.2%	92.3%	1,074	1,098
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,237,577	94.6%	96.7%	920	883
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	100.0%	96.6%	672	674
19	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,392,096	92.4%	80.7%	785	716
20	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,382,968	95.5%	91.5%	1,022	941
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,970,160	95.8%	94.4%	1,026	995
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,500,000	95.9%	95.2%	862	840

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at September 30, 2014	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$6,127,890	98.9%	98.9%	$1,013	$1,001
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,900,000	97.0%	90.0%	813	760
25	South Pointe at Valley Farms	Louisville, KY	12/28/2012	32	5,275,000	225,585	96.9%	100.0%	1,019	1,029
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	14,071,910	95.9%	98.1%	850	831
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,887,815	98.1%	88.5%	1,249	1,182
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,767,000	96.5%	90.6%	986	921
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,985,689	94.9%	97.5%	922	885
30	The Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,899,605	93.9%	89.8%	989	862
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	26,828,069	92.5%	84.7%	1,266	1,138
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,744,070	94.6%	91.1%	1,256	1,160
33	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,688,432	97.1%	95.8%	739	671
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,667,462	89.6%	87.5%	1,219	1,196
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	17,070,649	93.3%	90.0%	980	954
36	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,719,620	97.0%	97.8%	716	691
37	Arbors at Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,291,976	97.7%	94.7%	825	768
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,683,498	94.9%	91.7%	815	802
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,347,498	95.4%	93.1%	725	684
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	55,500,000	91.8%	84.5%	1,366	1,361
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013	223	32,400,000	23,100,000	98.2%	97.8%	1,258	1,183
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,913,169	97.8%	96.3%	764	711
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,392,761	99.1%	93.9%	1,215	1,134
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,985,000	92.5%	90.0%	835	864
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	95.3%	94.0%	936	913
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	18,850,000	97.6%	96.6%	1,057	1,037
47	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,750,000	96.1%	93.8%	912	877

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at September 30, 2014	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Sep 30, 2014	Dec 31, 2013	Sep 30, 2014	Dec 31, 2013
48	The Heights Apartments	Houston, TX	9/30/2013	504	$37,000,000	$29,014,000	96.6%	94.4%	$917	$862
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,963,000	93.5%	95.2%	1,127	1,128
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	28,105,000	96.1%	91.2%	1,139	1,050
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,340,000	96.9%	94.3%	1,068	1,024
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	89.8%	91.7%	902	981
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	95.8%	93.0%	1,045	1,024
54	Carrington Park	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	94.0%	91.8%	1,051	1,016
55	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	43,500,000	90.0%	95.5%	964	950
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	90.8%	65.8%	1,281	1,349
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,734,894	92.1%	93.8%	1,227	1,175
58	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	92.2%	92.2%	827	823
59	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,860,000	92.6%	87.4%	1,016	1,016
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,440,000	95.6%	95.9%	940	966
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	92.2%	—%	961	—
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	98.0%	—%	1,451	—
63	Richland Falls	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	99.5%	—%	920	—
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	95.5%	—%	975	—
65	Park Shore	St. Charles, IL	9/12/2014	160	18,350,000	12,845,000	97.5%	—%	701	—
				16,395	$1,607,007,557	$1,061,074,015	94.8%	92.4%	$962	$897
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies and concessions.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third Quarter Real Estate Acquisitions
Park Shore Apartments
On September 12, 2014, we acquired a fee simple interest in Park Shore Apartments located in St. Charles, Illinois, for an aggregate purchase price of approximately $18,350,000, exclusive of closing costs. We financed the payment of the purchase price for Park Shore Apartments with (1) net sales proceeds from the disposition of Lincoln Tower Apartments, Arbor Pointe Apartments and Prairie Walk Apartments and (2) the proceeds of a secured loan in the aggregate principal amount of $12,845,000 from a financial institution. Park Shore Apartments consists of 20 two-story buildings and contains 160 units consisting of one studio apartment, 67 one-bedroom apartments, 68 two-bedroom apartments and 24 three-bedroom apartments. The apartments range in size from 520 to 1,150 square feet and average 767 square feet.
Third Quarter Real Estate Dispositions
Arbor Pointe Apartments
On May 5, 2011, we acquired the Arbor Pointe Apartments located in Louisville, Kentucky for a total purchase price of $6,500,000 excluding closing costs. On July 1, 2014, we sold the Arbor Pointe Apartments for $8,325,000, resulting in a gain of $2,034,244 from the original purchase price.
Prairie Walk Apartments
On December 22, 2011, we acquired the Prairie Walk Apartments located in Kansas City, Missouri for a total purchase price of $6,100,000 excluding closing costs. On August 6, 2014, we sold the Prairie Walk Apartments for $6,700,000, resulting in a gain of $837,596 from the original purchase price.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. During the nine months ended September 30, 2014, the Company adopted Accounting Standards Update, or ASU, 2014-08, which impacts the Company's reporting on discontinued operations. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies, including the adoption of ASU 2014-08. There have been no other significant changes to our accounting policies during 2014.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2014 and December 31, 2013, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2013, 2012 and 2011.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash provided by operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
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
The distributions paid during each of the last five fiscal quarters ended September 30, 2014, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By (Used In) Operating Activities
						Cash Flow From Operations	Offering Proceeds
			Cash	Reinvested	Total
Third Quarter 2013	$7,736,858	$0.181	$3,884,480	$3,141,286	$7,025,766	$2,561,680	$4,464,086	$2,561,680
Fourth Quarter 2013	10,727,539	0.181	5,014,893	4,437,438	9,452,331	—	9,452,331	(7,887,318)
First Quarter 2014	13,174,851	0.177	6,455,864	6,227,486	12,683,350	7,784,361	4,898,989	7,784,361
Second Quarter 2014	13,454,087	0.179	6,834,399	6,709,523	13,543,922	9,503,118	4,040,804	9,503,118
Third Quarter 2014	13,785,040	0.181	6,993,862	6,743,864	13,737,726	13,737,726	—	15,165,296
	$58,878,375	$0.899	$29,183,498	$27,259,597	$56,443,095	$33,586,885	$22,856,210	$27,127,137
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2014, we paid aggregate distributions of $13,737,726 and $39,964,998, including $6,993,862 and $20,284,125 of distributions paid in cash and 693,100 and 2,022,701 in shares of our common stock issued pursuant to our distribution reinvestment plan for $6,743,864 and $19,680,873, respectively. For the three and nine months ended September 30, 2014, our net loss was $3,337,573 and $21,074,163, we had funds from operations, or FFO, of $9,765,815 and $22,619,391 and net cash provided by operations of $15,165,296 and $32,452,775, respectively. For the three and nine months ended September 30, 2014, we funded $13,737,726 and $31,025,205 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and with proceeds

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

from our public offering of $0 and $8,939,793, respectively. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
In order to provide additional available funds for us to pay distributions, under certain circumstances our obligation to pay all fees due to our advisor pursuant to the advisory agreement by and among us, our operating partnership and our advisor was deferred up to an aggregate amount of $5,000,000. As of December 31, 2013, we had deferred $5,000,000 in fees payable to our advisor pursuant to the terms of the advisory agreement. On June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to our advisor 488,281.25 restricted shares of our common stock at a fair market value of $10.24 per share to pay certain deferred fees due to the advisor in the aggregate amount of $5,000,000 that were to be paid upon certain performance metrics. The shares of restricted stock become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events, (iii) our cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to our stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on our stockholders’ invested capital, or (iv) our termination of, or failure to renew, the advisory agreement other than for “cause” (as defined in the advisory agreement). The shares of restricted stock shall be forfeited if our advisor is terminated for any reason other than (iv) above.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. However, under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2014, our borrowings were not in excess of 300% of the value of our net assets.

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
On October 22, 2012, we entered into a revolving line of credit facility with PNC Bank, National Association to borrow up to $5,000,000.  On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security therefor. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of September 30, 2014, $0 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Provided by Operating Activities
As of September 30, 2014, we owned 65 multifamily properties. During the nine months ended September 30, 2014, net cash provided by operating activities was $32,452,775 compared to net cash provided by operating activities of $5,638,185 for the nine months ended September 30, 2013. The increase in net cash provided by operating activities is primarily due to the increase in depreciation and amortization expense, the change in fair value of interest rate cap agreements, restricted cash, and deferred financing costs and other assets, partially offset by the changes in net loss, gain on sales of real estate, and accounts payable and accrued liabilities.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2014, net cash used in investing activities was $106,550,890 compared to net cash used in investing activities of $463,656,192 during the nine months ended September 30, 2013. The decrease in net cash used in investing activities was primarily due to the acquisition of six multifamily properties during the nine months ended September 30, 2014, compared to 21 property acquisitions during the nine months ended September 30, 2013. Net cash used in investing activities during the nine months ended September 30, 2014 consisted of the following:

•	$110,388,964 of cash used related to the acquisition of six multifamily properties;

•	$18,082,456 of cash used for improvements to real estate investments;

•	$3,120,400 of cash used for deposits for potential real estate investments;

•	$3,893,968 of cash used in restricted cash accounts related to replacement reserves and proceeds from the sale of real estate restricted for use toward future real estate acquisition;

•	$826,284 of cash used to purchase interest rate cap agreements; and

•	$29,761,182 of cash provided by the sale of real estate investments, net of disposition fees of $463,688 and closing costs of $678,518.
Cash Flows from Financing Activities
During the nine months ended September 30, 2014, net cash provided by financing activities was $74,774,037 compared to net cash provided by financing activities of $468,875,413 during the nine months ended September 30, 2013. The decrease in cash flow from financing activities is due primarily to a decrease in proceeds from the issuance of common stock and proceeds from the issuance of notes payable. Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of the following:

•	$23,455,983 of cash provided by offering proceeds related to our initial public offering, net of the reimbursement of other offering costs to affiliates in the amount of $3,105,246;

•	$73,234,197 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,436,113 and principal payments of $45,913,275;

•	$1,632,018 of cash paid for the redemption of common stock; and

•	$20,284,125 of net cash distributions, after giving effect to distributions reinvested by stockholders of $19,680,873.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2014, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2014, we had indebtedness totaling an aggregate principal amount of $1,061,074,015. The following is a summary of our contractual obligations as of September 30, 2014:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$283,032,833	$9,242,611	$73,028,283	$67,489,786	$133,272,153
Principal payments on outstanding debt obligations(2)	1,056,078,519	3,469,617	31,728,744	135,446,455	885,433,703
Total	$1,339,111,352	$12,712,228	$104,757,027	$202,936,241	$1,018,705,856
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2014. We incurred interest expense of $9,095,277 and $30,292,922 during the three and nine months ended September 30, 2014, including amortization of deferred financing costs totaling $356,430 and $1,115,818, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of September 30, 2014, we owned 65 multifamily properties compared to owning 51 multifamily properties at September 30, 2013. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our results of operations for the three and nine months ended September 30, 2014 are not indicative of those expected in future periods. We expect to continue to deploy capital, increase our borrowings and fund future acquisitions, which would have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table summarizes the consolidated results of continuing operations for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	Change $	Change %
Total revenues	$50,217,617	$28,761,843	$21,455,774	75%
Operating, maintenance and management	14,005,015	7,379,830	6,625,185	90%
Real estate taxes and insurance	9,211,396	4,356,209	4,855,187	111%
Fees to affiliates	5,603,741	9,722,514	(4,118,773)	(42)%
Depreciation and amortization	15,975,228	11,796,884	4,178,344	35%
Interest expense	9,095,277	7,015,217	2,080,060	30%
Loss on debt extinguishment	1,047,932	—	1,047,932	100%
General and administrative expenses	1,232,577	1,025,724	206,853	20%
Acquisition costs	255,864	2,172,569	(1,916,705)	(88)%
Loss from continuing operations	$(6,209,413)	$(14,707,104)	$8,497,691	(58)%

NOI(1)	$25,123,312	$15,927,290	$9,196,022	58%
FFO(2)	$9,765,815	$(2,910,220)	$12,676,035	(436)%
MFFO(2)	$11,488,933	$6,406,549	$5,082,384	79%
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
Loss from continuing operations
For the three months ended September 30, 2014, we had a loss from continuing operations of $6,209,413 compared to a loss from continuing operations of $14,707,104 for the three months ended September 30, 2013. The decrease in loss from continuing operations of $8,497,691 over the comparable prior year period was primarily due to the increase in total revenues of $21,455,774, the decrease in fees to affiliates of $4,118,773 and the decrease in acquisition costs of $1,916,705, partially offset by the increase in operating, maintenance and management expenses of $6,625,185, the increase in real estate taxes and insurance of $4,855,187, the increase in depreciation and amortization expense of $4,178,344, the increase in interest expense of $2,080,060, the increase in loss on debt extinguishment of $1,047,932 and the increase in general and administrative expenses of $206,853. The increase in these expenses was due primarily to the increase in our property portfolio from 51 properties at September 30, 2013 to 65 properties at September 30, 2014.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2014 were $50,217,617 compared to $28,761,843 for the three months ended September 30, 2013. The increase of $21,455,774 was primarily due to the fact that we owned 65 multifamily properties as of September 30, 2014 compared to 51 multifamily properties as of September 30, 2013. Additionally, our total units increased by 4,206 from 12,189 at September 30, 2013 to 16,395 at September 30, 2014. Average monthly rents increased from $888 as of September 30, 2013 to $962 as of September 30, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, our value-enhancement efforts and improved occupancy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended September 30, 2014 were $14,005,015 compared to $7,379,830 for the three months ended September 30, 2013. The increase of $6,625,185 was primarily due to the fact that we operated 65 multifamily properties as of September 30, 2014 compared to 51 multifamily properties as of September 30, 2013. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2014 were $9,211,396 compared to $4,356,209 for the three months ended September 30, 2013. The increase of $4,855,187 was due primarily to the acquisition of 17 multifamily properties since September 30, 2013 and the continuing operation of the properties owned as of September 30, 2013. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2014 were $5,603,741 compared to $9,722,514 for the three months ended September 30, 2013. The decrease of $4,118,773 was primarily due to the fact that the acquisition fees earned by our advisor decreased in connection with the acquisition of one multifamily property with an aggregate purchase price of $18,350,000 during the three months ended September 30, 2014, compared to the acquisition of 12 multifamily properties with an aggregate purchase price of $330,550,000 during the three months ended September 30, 2013. This decrease was partially

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

offset by investment management fees of $3,353,069 earned by our advisor during the three months ended September 30, 2014 in connection with managing our portfolio of 65 multifamily properties, compared to investment management fees of $1,938,575 earned during the three months ended September 30, 2013 in connection with managing our portfolio of 51 multifamily properties. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions along with an increase in anticipated future dispositions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2014 were $15,975,228 compared to $11,796,884 for the three months ended September 30, 2013. The increase of $4,178,344 was primarily due to the net increase in depreciable and amortizable assets of $412,614,840 since September 30, 2013. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2014 was $9,095,277 compared to $7,015,217 for the three months ended September 30, 2013. The increase of $2,080,060 was primarily due to the net increase in the notes payable balance of $294,374,633 since September 30, 2013 due to financing incurred in connection with the acquisition of 17 multifamily properties since September 30, 2013. Included in interest expense is the amortization of deferred financing costs of $356,430 and $295,391 and amortization of loan premiums of $308,698 and $288,763 for the three months ended September 30, 2014 and 2013, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $46,544 and $730,408 for the three months ended September 30, 2014 and 2013, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire and dispose of real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2014 was $1,047,932 compared to $0 for the three months ended September 30, 2013. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of the Arbor Pointe Apartments and Prairie Walk Apartments. We expect loss on debt extinguishment may increase in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the three months ended September 30, 2014 were $1,232,577 compared to $1,025,724 for the three months ended September 30, 2013. These general and administrative costs consisted primarily of legal fees, D&O insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $206,853 was primarily due to the acquisition of 17 multifamily properties since September 30, 2013 and the continuing operation of the properties owned as of September 30, 2013.We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended September 30, 2014 were $255,864 compared to $2,172,569 for the three months ended September 30, 2013. The decrease in acquisition costs related primarily to our acquisition of one multifamily property with an aggregate purchase price of $18,350,000 during the three months ended September 30, 2014 compared to the acquisition of 12 multifamily properties with an aggregate purchase price of $330,550,000 during the three months ended September 30, 2013. We expect acquisition costs may decrease in future periods as we expect to acquire fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table summarizes the consolidated results of continuing operations for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013	Change $	Change %
Total revenues	$145,121,380	$69,723,052	$75,398,328	108%
Operating, maintenance and management	40,173,136	17,852,031	22,321,105	125%
Real estate taxes and insurance	26,412,787	10,270,695	16,142,092	157%
Fees to affiliates	18,233,188	18,459,436	(226,248)	(1)%
Depreciation and amortization	53,637,688	30,292,960	23,344,728	77%
Interest expense	30,292,922	15,869,427	14,423,495	91%
Loss on debt extinguishment	1,939,817	—	1,939,817	100%
General and administrative expenses	4,093,993	2,730,664	1,363,329	50%
Acquisition costs	1,356,146	5,292,959	(3,936,813)	(74)%
Loss from continuing operations	$(31,018,297)	$(31,045,120)	$26,823	—%

NOI(1)	$73,016,807	$38,943,685	$34,073,122	87%
FFO(2)	$22,619,391	$(752,160)	$23,371,551	(3,107)%
MFFO(2)	$31,983,855	$15,308,755	$16,675,100	109%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Loss from continuing operations
For the nine months ended September 30, 2014, we had a loss from continuing operations of $31,018,297 compared to a loss from continuing operations of $31,045,120 for the nine months ended September 30, 2013. The decrease in loss from continuing operations of $26,823 over the comparable prior year period was primarily due to the increase in total revenues of $75,398,328, the decrease in acquisition costs of $3,936,813 and the decrease in fees to affiliates of $226,248, partially offset by the increase in operating, maintenance and management expenses of $22,321,105, the increase in real estate taxes and insurance of $16,142,092, the increase in depreciation and amortization expense of $23,344,728, the increase in interest expense of $14,423,495, the increase in loss on debt extinguishment of $1,939,817 and the increase in general and administrative expenses of $1,363,329. The increase in these expenses was due primarily to the increase in our property portfolio from 51 properties at September 30, 2013 to 65 properties at September 30, 2014.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2014 were $145,121,380 compared to $69,723,052 for the nine months ended September 30, 2013. The increase of $75,398,328 was primarily due to the fact that we owned 65 multifamily properties as of September 30, 2014 compared to 51 multifamily properties as of September 30, 2013. Additionally, our total units increased by 4,206 from 12,189 at September 30, 2013 to 16,395 at September 30, 2014. Average monthly rents increased from $888 as of September 30, 2013 to $962 as of September 30, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, our value-enhancement efforts and improved occupancy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the nine months ended September 30, 2014 were $40,173,136 compared to $17,852,031 for the nine months ended September 30, 2013. The increase of $22,321,105 was primarily due to the fact that we operated 65 multifamily properties as of September 30, 2014 compared to 51 multifamily properties as of September 30, 2013. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2014 were $26,412,787 compared to $10,270,695 for the nine months ended September 30, 2013. The increase of $16,142,092 was primarily due to the acquisition of 17 multifamily properties since September 30, 2013 and the continuing operation of the properties owned as of September 30, 2013. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2014 were $18,233,188 compared to $18,459,436 for the nine months ended September 30, 2013. This slight decrease was due to the fact that the acquisition fees earned by our advisor decreased in connection with the acquisition of six multifamily properties with an aggregate purchase price of $112,454,157 during the nine months ended September 30, 2014, compared to the acquisition of 21 multifamily properties with an aggregate purchase price of $547,680,000 during the nine months ended September 30, 2013. The decrease in acquisition fees was offset by investment management fees of $9,844,858 earned by our advisor during the nine months ended September 30, 2014 in connection with managing our portfolio of 65 multifamily properties, compared to investment management fees of $4,693,441 earned during the nine months ended September 30, 2013 in connection with managing the Company's portfolio of 51 multifamily properties.We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions along with an increase in anticipated future dispositions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2014 were $53,637,688 compared to $30,292,960 for the nine months ended September 30, 2013. The increase of $23,344,728 was primarily due to the net increase in depreciable and amortizable assets of $412,614,840 since September 30, 2013. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2014 was $30,292,922 compared to $15,869,427 for the nine months ended September 30, 2013. The increase of $14,423,495 was primarily due to the net increases in the notes payable balance of $294,374,633 since September 30, 2013 due to financing incurred in connection with the acquisition of 17 multifamily properties since September 30, 2013. Included in interest expense is the amortization of deferred financing costs of

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$1,115,818 and $691,138 and amortization of loan premiums of $926,095 and $676,705 for the nine months ended September 30, 2014 and 2013, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $3,362,058 and $356,553 for the nine months ended September 30, 2014 and 2013, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire and dispose of real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2014 was $1,939,817 compared to $0 for the nine months ended September 30, 2013. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sales of the Lincoln Tower Apartments, Arbor Pointe Apartments and Prairie Walk Apartments. We expect loss on debt extinguishment may increase in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the nine months ended September 30, 2014 were $4,093,993 compared to $2,730,664 for the nine months ended September 30, 2013. These general and administrative costs consisted primarily of legal fees, D&O insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,363,329 was due to the acquisition of 17 multifamily properties since September 30, 2013 and the continuing operation of the properties owned as of September 30, 2013.We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2014 were $1,356,146 compared to $5,292,959 for the nine months ended September 30, 2013. The decrease in acquisition costs related primarily to our acquisition of six multifamily properties with an aggregate purchase price of $112,454,157 during the nine months ended September 30, 2014 compared to the acquisition of 21 multifamily properties with an aggregate purchase price of $547,680,000 during the nine months ended September 30, 2013. We expect acquisition costs may decrease in future periods as we expect to acquire fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2013. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2013.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,
	2014	2013	Change $	Change %
Same-store properties:
Revenues	$24,693,618	$23,097,053	$1,596,565	7%
Operating expenses	11,538,491	10,461,286	1,077,205	10%
Net operating income	13,155,127	12,635,767	519,360	4%

Non-same-store properties:
Net operating income	11,968,185	3,291,523	8,676,662

Total net operating income(1)	$25,123,312	$15,927,290	$9,196,022
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2014 was $13,155,127 compared to $12,635,767 for the three months ended September 30, 2013. The 4% increase in same-store net operating income was primarily due to a 7% increase in same-store rental revenues partially offset by a 10% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2014 were $24,693,618 compared to $23,097,053 for the three months ended September 30, 2013. The 7% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $890 to $923 coupled with the increase in same store occupancy from 93.0% as of September 30, 2013 to 95.0% as of September 30, 2014.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2014 were $11,538,491 compared to $10,461,286 for the three months ended September 30, 2013. The increase in same-store operating expenses was primarily attributable to the increase in property taxes and insurance.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,337,573)	$(14,707,104)	$(21,074,163)	$(31,045,120)
Fees to affiliates(1)	3,725,847	8,624,000	12,714,538	15,802,795
Depreciation and amortization	15,975,228	11,796,884	53,637,688	30,292,960
Interest expense	9,095,277	7,015,217	30,292,922	15,869,427
Loss on debt extinguishment	1,047,932	—	1,939,817	—
General and administrative expenses	1,232,577	1,025,724	4,093,993	2,730,664
Acquisition costs	255,864	2,172,569	1,356,146	5,292,959
Gain on sales of real estate, net	(2,871,840)	—	(9,944,134)	—
Net operating income	$25,123,312	$15,927,290	$73,016,807	$38,943,685
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2014 excludes property management fees of $1,484,356 and $4,301,762 and other fees of $393,538 and $1,216,888, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2013 excludes property management fees of $856,214 and $2,076,074 that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2014	2013	2014	2013
Net loss	$(3,337,573)	$(14,707,104)	$(21,074,163)	$(31,045,120)
Depreciation of real estate assets	15,035,916	8,435,657	43,476,249	20,303,301
Amortization of lease-related costs	939,312	3,361,227	10,161,439	9,989,659
Gain on sale of real estate, net	(2,871,840)	—	(9,944,134)	—
FFO	9,765,815	(2,910,220)	22,619,391	(752,160)
Acquisition fees and expenses(1)(2)	628,642	8,857,994	4,225,826	16,402,313
Unrealized loss on derivative instruments	46,544	730,408	3,362,058	356,553
Loss on debt extinguishment	1,047,932	—	1,939,817	—
Accretion of below-market leases	—	(271,633)	(163,237)	(697,951)
MFFO	$11,488,933	$6,406,549	$31,983,855	$15,308,755
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2014 includes acquisition fees of $372,778 and $2,869,680 and acquisition fees of $6,685,425 and $11,109,354 for the three and nine months ended September 30, 2013, respectively, that are recorded in fees to affiliates in the accompanying statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2014 also includes acquisition expenses of $255,864 and $1,356,146 and acquisition expenses of $2,172,569 and $5,292,959 for the three and nine months ended September 30, 2013, respectively that are recorded in acquisition costs in the accompanying statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2014, the fair value of our fixed rate debt was $483,053,567 and the carrying value of our fixed rate debt was $482,002,588. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and

PART I — FINANCIAL INFORMATION (continued)

any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $579,071,427 of variable rate debt outstanding. Based on interest rates as of September 30, 2014, if interest rates were 100 basis points higher during the 12 months ending September 30, 2015, interest expense on our variable rate debt would increase by $5,853,135 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2015, interest expense on the variable rate debt would decrease by $915,162.
At September 30, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.30% and 2.52%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2014 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2014 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2014, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of September 30, 2014 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 3, 2014, we registered up to 12,000,000 shares of our common stock to be issued to existing shareholders pursuant to the distribution reinvestment plan. As of September 30, 2014, we had issued 1,820,881 shares for gross offering proceeds of $17,717,168.
From inception through September 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
We used substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of September 30, 2014, we had invested in 65 multifamily properties for a total purchase price of $1,607,007,557. These property acquisitions were funded from proceeds of our offerings and $1,031,339,196 in secured financings.

PART II—OTHER INFORMATION (continued)

During the three months ended September 30, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2014	27,601	80,042	$9.70	(3)
August 2014	3,288	—	—	(3)
September 2014	18,038	—	—	(3)
	48,927	80,042
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the share repurchase plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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

3.1
Third Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2014 and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-(No. 333-160748)).

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

Steadfast Income REIT, Inc.
Date:	November 13, 2014	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 13, 2014	By:	/s/ Kevin J. Keating
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

3.1
Third Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2014 and incorporated herein by reference).

3.2	Bylaws of Steadfast Secure Income REIT, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-160748) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 17 to the Company’s Registration Statement on Form S-(No. 333-160748)).

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