Form 10-K
period 2014-12-31
Steadfast Income REIT, Inc.
filed 2015-03-19
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. The registrant conducted an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.24 per share, with discounts available for certain categories of purchasers. The registrant terminated its ongoing initial public offering on December 20, 2013. There were approximately 74,978,722 shares of common stock held by non-affiliates at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 10, 2015, there were 76,858,483 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of Steadfast Income REIT, Inc. (“we,” “our,” “us” or the “Company”) included in this annual report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
 The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to execute on our value-enhancement strategy;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and our affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	our ability to generate sufficient cash flows to pay distributions to our stockholders;

•	the availability of capital;

•	the fact that we have a limited operating history, having commenced operations on August 11, 2010;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report, as the context requires, as the “Company,” “we,” “us” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2014, we owned 65 multifamily properties comprised of a total of 16,526 apartment homes and 25,973 square feet of rentable commercial space. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On July 19, 2010, we commenced our initial public offering of up to 150,000,000 shares of common stock at an initial price of $10.00 per share (subject to certain discounts) and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our public offering increased from the initial price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to the distribution reinvestment plan increased from the initial price of $9.50 per share to a price of $9.73 per share, or 95% of the new public offering price of $10.24 per share.
On December 20, 2013, we terminated our initial public offering. Upon termination of our initial public offering, we had sold 73,608,337 shares of common stock for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective November 20, 2014.
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
We intend to use the cash flows from our operations to continue to invest in our real estate investments located throughout the United States. We have acquired, and actively manage, stabilized and income-producing properties with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. We may make these investments directly or through joint ventures, in each case provided that the underlying real estate or real estate-related asset generally meets our criteria for direct investment.
2014 Highlights
During 2014, we:

•
acquired seven multifamily properties for an aggregate purchase price of $130,339,157, exclusive of closing costs, increasing our property portfolio to 65 multifamily properties with an aggregate purchase price of $1,624,892,557;

•
paid cash distributions of $29,491,989 and distributed $24,183,672 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 7.0% annualized distribution to our stockholders;

•	sold three multifamily properties for a gross sales price of $30,912,500, recognizing a gain on sales of real estate of $9,944,134;

•	generated cash flows from operations of $48,556,847;

•	generated net operating income of $101,332,546;

•
generated funds from operations of $33,994,751 (for further information on how we calculate funds from operations and a reconciliation of funds from operations to net loss, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations of $45,002,936 (for further information on how we calculate modified funds from operations and a reconciliation of modified funds from operations to net loss, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”); and

•	generated a net loss of $25,742,292.
Evaluation of Strategic Alternatives
On October 21, 2014, we announced that we had retained an investment banker as our financial advisor to assist in evaluating strategic alternatives for a potential liquidity event. Our board of directors completed a thorough review of the strategic alternatives available to us, and on March 10, 2015, concluded the engagement with our investment banker, subject to the terms of our engagement letter. Our board of directors determined that given that a substantial portion of our apartment communities were acquired during and after the final four months of our offering period, and as we are continuing to execute on their operational phase, it is in the best interests of our stockholders to continue to execute our business plan through the continuation of our targeted renovations and introduction of property-level operational initiatives to increase property values. We expect to continue to have dialogue with investment bankers and use them as a valuable resource as we continue with the operational phase of our business plan, which we believe will maximize our ability to position the portfolio for an optimal exit for our stockholders.

Our Real Estate Portfolio
As of December 31, 2014, we owned the 65 multifamily properties described below.

	Property Name	City and State	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding
1	Park Place Condominiums	Des Moines, IA	151	86.1%	$813	12/22/2010	$8,323,400	$4,890,069
2	Clarion Park Apartments(3)	Olathe, KS	220	97.7%	753	6/28/2011	11,215,000	8,479,259
3	Cooper Creek Village	Louisville, KY	123	94.3%	913	8/24/2011	10,420,000	6,500,887
4	Truman Farm Villas(4)	Grandview, MO	200	98.0%	679	12/22/2011	9,100,000	5,709,615
5	EBT Lofts	Kansas City, MO	102	95.1%	924	12/30/2011	8,575,000	5,397,291
6	Windsor on the River	Cedar Rapids, IA	424	94.8%	686	1/26/2012	33,000,000	23,500,000
7	Renaissance St. Andrews	Louisville, KY	216	97.7%	658	2/17/2012	12,500,000	8,937,635
8	Spring Creek of Edmond	Edmond, OK	252	96.0%	847	3/9/2012	19,350,000	13,577,869
9	Montclair Parc Apartments	Oklahoma City, OK	360	96.7%	866	4/26/2012	35,750,000	23,827,037
10	Sonoma Grande Apartments	Tulsa, OK	336	95.2%	953	5/24/2012	32,200,000	22,324,719
11	Estancia Apartments	Tulsa, OK	294	95.9%	961	6/29/2012	27,900,000	21,485,523
12	Montelena Apartments	Round Rock, TX	232	94.8%	1,003	7/13/2012	18,350,000	12,290,751
13	Valley Farms Apartments	Louisville, KY	160	97.5%	845	8/30/2012	15,100,000	10,068,528
14	Hilliard Park Apartments	Columbus, OH	201	97.0%	999	9/11/2012	19,800,000	13,563,481
15	Sycamore Terrace Apartments	Terre Haute, IN	250	94.8%	1,151	9/20/2012 & 3/5/2014	23,174,157	—
16	Hilliard Summit Apartments	Columbus, OH	208	90.9%	1,080	9/28/2012	24,100,000	16,436,620
17	Springmarc Apartments	San Marcos, TX	240	92.5%	878	10/19/2012	21,850,000	15,166,129
18	Renaissance at St. Andrews Condominiums	Louisville, KY	29	96.6%	650	10/31/2012	1,375,000	—
19	Ashley Oaks Apartments	San Antonio, TX	462	93.3%	756	11/29/2012	30,790,000	21,296,125
20	Arrowhead Apartments	Palatine, IL	200	97.5%	1,027	11/30/2012	16,750,000	12,321,880
21	The Moorings Apartments	Roselle, IL	216	95.4%	1,022	11/30/2012	20,250,000	14,896,178
22	Forty-57 Apartments	Lexington, KY	436	95.0%	836	12/20/2012	52,500,000	38,500,000
23	Keystone Farms Apartments	Nashville, TN	90	98.9%	1,044	12/28/2012	8,400,000	6,100,287
24	Riverford Crossing Apartments	Frankfort, KY	300	96.7%	803	12/28/2012	30,000,000	21,900,000
25	South Pointe at Valley Farms(5)	Louisville, KY	32	93.8%	992	12/28/2012	5,275,000	1,155,185

	Property Name	City and State	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding
26	Montecito Apartments	Austin, TX	268	95.9%	$855	12/31/2012	$19,000,000	$14,003,890
27	Hilliard Grand Apartments	Dublin, OH	314	96.8%	1,217	12/31/2012	40,500,000	28,832,151
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	288	95.8%	975	1/31/2013	34,560,000	24,767,000
29	Library Lofts East(6)	Kansas City, MO	118	98.3%	955	2/28/2013	12,750,000	8,941,943
30	The Trails at Buda Ranch	Buda, TX	264	95.1%	999	3/28/2013	23,000,000	16,821,368
31	Deep Deuce at Bricktown	Oklahoma City, OK	294	95.2%	1,296	3/28/2013	38,220,000	26,639,205
32	Deer Valley Apartments	Lake Bluff, IL	224	96.4%	1,270	4/30/2013	28,600,000	20,645,873
33	Grayson Ridge	North Richland Hills, TX	240	92.9%	750	5/31/2013	14,300,000	10,631,586
34	Rosemont at Olmos Park	San Antonio, TX	144	93.1%	1,239	5/31/2013	22,050,000	14,667,462
35	Retreat at Quail North	Oklahoma City, OK	240	97.5%	956	6/12/2013	25,250,000	17,029,692
36	The Lodge at Trails Edge	Indianapolis, IN	268	95.5%	708	6/18/2013	18,400,000	12,657,096
37	Arbors at Carrollton	Carrollton, TX	131	96.9%	824	7/3/2013	8,800,000	6,261,078
38	Waterford on the Meadow	Plano, TX	350	93.1%	843	7/3/2013	23,100,000	16,603,668
39	The Belmont	Grand Prairie, TX	260	96.9%	736	7/26/2013	12,100,000	9,295,899
40	Meritage at Steiner Ranch(7)	Austin, TX	502	92.6%	1,342	8/6/2013	80,000,000	55,198,913
41	Tapestry Park Apartments	Birmingham, AL	354	63.6%	1,196	8/13/2013 & 12/1/2014	50,285,000	34,725,000
42	Dawntree Apartments	Carrollton, TX	400	94.5%	773	8/15/2013	24,000,000	15,833,312
43	Stuart Hall Lofts(8)	Kansas City, MO	115	93.0%	1,213	8/27/2013	16,850,000	12,350,045
44	BriceGrove Park Apartments	Canal Winchester, OH	240	92.9%	813	8/29/2013	20,100,000	14,932,281
45	Retreat at Hamburg Place	Lexington, KY	150	95.3%	932	9/5/2013	16,300,000	—
46	Cantare at Indian Lake Village	Hendersonville, TN	206	95.1%	1,070	9/24/2013	29,000,000	18,850,000
47	Landing at Mansfield	Mansfield, TX	336	93.2%	918	9/27/2013	30,900,000	22,671,543
48	The Heights Apartments	Houston, TX	504	93.1%	929	9/30/2013	37,000,000	28,912,294
49	Villas at Huffmeister	Houston, TX	294	96.3%	1,137	10/10/2013	37,600,000	25,917,180
50	Villas at Kingwood	Kingwood, TX	330	95.8%	1,168	10/10/2013	40,150,000	28,055,400
51	Waterford Place at Riata Ranch	Cypress, TX	228	96.9%	1,075	10/10/2013	23,400,000	16,310,966
52	Carrington Place	Houston, TX	324	94.1%	998	11/7/2013	32,900,000	22,376,000

	Property Name	City and State	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding
53	Carrington at Champion Forest	Houston, TX	284	96.8%	$1,051	11/7/2013	$33,000,000	$22,959,000
54	Carrington Park	Cypress, TX	232	93.1%	1,045	11/7/2013	25,150,000	17,717,000
55	Willow Crossing	Elk Grove, IL	579	92.4%	974	11/20/2013	58,000,000	43,500,000
56	Echo at Katy Ranch	Katy, TX	260	93.1%	1,328	12/19/2013	35,100,000	—
57	Heritage Grand at Sienna Plantation	Missouri City, TX	240	94.6%	1,186	12/20/2013	27,000,000	16,697,112
58	Audubon Park	Nashville, TN	256	92.6%	823	12/27/2013	16,750,000	11,760,000
59	Mallard Crossing	Cincinnati, OH	350	92.0%	989	12/27/2013	39,800,000	27,860,000
60	Renaissance at Carol Stream	Carol Stream, IL	293	93.5%	1,000	12/31/2013	29,150,000	20,440,000
61	Reserve at Creekside	Chattanooga, TN	192	94.3%	909	3/28/2014	18,875,000	—
62	Mapleshade Park	Dallas, TX	148	89.9%	1,462	3/31/2014	23,325,000	15,161,000
63	Richland Falls(9)	Murfreesboro, TN	190	96.3%	860	5/16/2014	21,000,000	13,800,000
64	Oak Crossing	Fort Wayne, IN	222	95.9%	956	6/3/2014	24,230,000	15,762,000
65	Park Shore	St. Charles, IL	160	95.0%	1,113	9/12/2014	18,350,000	12,845,000
			16,526	94.1%	$966		$1,624,892,557	$1,070,757,025
________________

(1)	At December 31, 2014, our portfolio was approximately 96.6% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(4)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(5)
South Pointe at Valley Farms includes one clubhouse building/leasing office and improved land that is zoned and entitled for an additional 224 apartment homes. As of December 31, 2014, 96 of the zoned 224 apartment homes are under development.

(6)
Library Lofts East contains 16,680 rentable square feet of commercial space. As of December 31, 2014, the commercial space, which represents approximately 14.1% of the rentable square feet of Library Lofts East, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2018, subject to tenant extension options. The tenant pays an average annual rent of approximately $187,680, or approximately $11.25 per square foot.

(7)
Meritage at Steiner Ranch contains 4,843 rentable square feet of commercial space. As of December 31, 2014, the commercial space, which represents approximately 0.7% of the rentable square feet of Meritage at Steiner Ranch, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2021, subject to tenant extension options. The tenant pays an average annual rent of approximately $102,056, or approximately $21.07 per square foot.

(8)
Stuart Hall Lofts contains 4,450 rentable square feet of commercial space. As of December 31, 2014, the commercial space, which represents approximately 3.1% of the rentable square feet of Stuart Hall Lofts, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2019. The tenant pays an average annual rent of approximately $64,524, or approximately $14.50 per square foot.

(9)	Richland Falls includes one clubhouse building/leasing office and improved land that is zoned for an additional 86 apartment homes.
At December 31, 2014, our portfolio was approximately 94.1% occupied and the average monthly rent per leased multifamily home in our portfolio was $966. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 4.13 years.
We plan to invest up to $22 million through 2015 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
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
Debt Policy
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition, development or renovation of our properties and our real estate-related assets. We believe that careful use of debt helps us achieve our diversification goals and potentially enhance the returns on our investments. Our debt was approximately 65% of the aggregate cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, at the conclusion of our public offering. Going forward, we expect that our debt will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2014, our borrowings were not in excess of 300% of the value of our net assets.
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

We may also compete with Steadfast Apartment REIT, Inc., or Steadfast Apartment REIT, a non-traded REIT sponsored by our sponsor that commenced its ongoing initial public offering in December 2013 and has a similar investment strategy as us. However, we expect any competition with Steadfast Apartment REIT for property acquisitions to be limited as our public offering terminated on December 20, 2013 and we have deployed all of the net offering proceeds raised in our public offering.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elected to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
We commenced our operations on August 11, 2010. We, our sponsor and our advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
From inception through December 31, 2014, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2014, we incurred a net loss of $110,394,667. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It may therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We initially adopted a share repurchase plan that allowed stockholders to sell to us their shares of common stock, subject to certain limitations. However, our share repurchase plan was suspended effective November 20, 2014. There is no assurance as to when we will reinstate our share repurchase plan, if at all. Once reinstated, our board of directors may again in the future, amend, suspend, or terminate our share repurchase plan upon 30 days notice. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you must be prepared to hold your shares for an indefinite period of time.
We have paid a significant portion of our distributions to date from the proceeds of our public offering and cannot guarantee in the future that we will pay distributions solely from cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investments, the overall returns to our stockholders may be reduced and subsequent stockholders will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). From inception through the date of this annual report, a significant portion of distributions paid to our stockholders were funded from offering proceeds from our public offering. To the extent we had funded distributions from the net proceeds of our public offering, we had less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations, the overall returns to our stockholders may be reduced and subsequent investors will experience dilution. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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

We face risks associated with the acquisition and value-enhancement of properties.
We regularly acquire and renovate existing properties (which we refer to as “value-enhancement projects”). These activities are subject to various risks. We may not be successful in pursuing value-enhancement project opportunities. In addition, completed value-enhancement projects may not perform as well as expected. We are subject to other risks in connection with any acquisition and value-enhancement activities, including the following:

•	costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;

•	we may not have funds available or be able to obtain financing for our value-enhancement projects on favorable terms, if at all;

•	occupancy rates and rents may not meet our projections and that project may not be profitable.
If a value-enhancement project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the value-enhancement project planning, the value of our investment in the project may decrease.
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2014, of our $1,624,892,557 of real estate assets, 41.7% was located in Texas, including 17.9% located in the Houston metropolitan area, 10.0% located in the Austin metropolitan area, 8.4% located in the Dallas/Fort Worth metropolitan area and 5.4% located in the San Antonio metropolitan area. Additionally, 10.5% of of our real estate assets were located in the Chicago metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
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
Our securities, like other non-traded REITs, were sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
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
FINRA has also recently adopted changes to rules relating to information required to be included on customer account statements by registered broker dealers. In order to assist broker dealers in complying with the new rules, we are required to obtain independent valuations of our assets to determine an estimated per share value of our common stock more frequently than under prior regulations. Compliance with these new rules and future rule changes by FINRA could increase our operating expenses which could have an adverse effect on our results of operations.
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our residents, suppliers and employees of our affiliates. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees, and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
Our board of directors determined an estimated value per share of $10.35 for our shares of common stock as of December 31, 2014. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.

As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of December 31, 2014. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2014), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2014, see Item 5.,“Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
The actual value of shares that we repurchase under our share repurchase plan may be substantially less than what we pay.
We adopted a share repurchase plan through which shares may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or disability. However, effective November 20, 2014, our board of directors suspended our share repurchase plan. There is no assurance as to when we will reinstate our share repurchase plan, if at all. If we reinstate our share repurchase plan, the repurchase price is likely to differ from the price at which a stockholder could resell his or her shares. If the actual value of the shares that we repurchase is less than the repurchase price, the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold our shares for an indefinite period of time.
On October 21, 2014, we announced that we had retained an investment banker as our financial advisor to assist in evaluating strategic alternatives for a potential liquidity event. Our board of directors completed a thorough review of the strategic alternatives available to us, and on March 10, 2015, concluded the engagement with our investment banker, subject to the terms of our engagement letter. Our board of directors determined that given that a substantial portion of our apartment communities were acquired during and after the final four months of our offering period, and as we are continuing to execute on their operational phase, it is in the best interests of our stockholders to continue to execute our business plan through the continuation of our targeted renovations and introduction of property-level operational initiatives to increase property values. As a result, our board of directors, including a majority of our independent directors, determined to not pursue a liquidity event at this time.
Under our charter, if we have not determined to pursue a liquidity event by December 31, 2016, our charter requires that we either (1) seek stockholder approval of our liquidation or (2) postpone presenting the liquidation decision to our stockholders if a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders. If a majority of our board of directors, including a majority of the independent directors, determines that liquidation is not then in the best interests of our stockholders, our charter requires our board of directors to reconsider whether to seek stockholder approval of our liquidation at least annually.
Further postponement of a liquidity event or stockholder action regarding liquidation would only be permitted if a majority of our board of directors, including a majority of the independent directors, again determined that liquidation would not be in the best interests of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to consummate our liquidation and would not require our board of directors to reconsider whether to seek stockholder approval of our liquidation. There is no guarantee as to when our board of directors will pursue a liquidity event or submit a liquidation decision to our stockholders, if at all, and you should therefore be prepared to hold our shares for an indefinite period of time.
Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in our stockholders not receiving a full return of their invested capital.
Because a portion of the offering proceeds from the sale of our shares and cash flow generated from our operations were used to pay fees and expenses to our advisor and its affiliates, the amount of cash available for investments in real properties and real estate-related assets was reduced. As a result, stockholders will only receive a full return of their invested capital if we either: (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
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
Our share repurchase plan was suspended effective November 20, 2014. Our board of directors may in the future reinstate our share repurchase plan, although there is no assurance as to if or when this will happen. If the share repurchase is reinstated, our share repurchase plan may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares. Prior to the first determination of our estimated value per share following the completion of our offering stage, we repurchased shares of our common stock pursuant to our share repurchase plan at a discount from the purchase price based upon how long such shares have been held. Notwithstanding the foregoing, following the first determination of our estimated value per share following the completion of our offering stage, shares of our common stock will be repurchased at a price equal to a price based upon our estimated value per share as of our most recent appraisal.

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
The failure of large United States financial institutions in 2008 and the resulting turmoil in the United States financial sector has had a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening of the credit markets may limit our ability to finance the acquisition of properties and other real estate-related assets on favorable terms, if at all, and may result in increased financing costs or financing with increasingly restrictive covenants.
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
We terminated our initial public offering on December 20, 2013. In the event that we develop a need for additional capital in the future for the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
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
We grant stock-based awards to our directors and may in the future grant such awards to our advisor’s employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.
We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, our advisor’s employees and consultants selected by our board of directors for participation in the plan. As of December 31, 2014, we have issued an aggregate of 60,625 shares of restricted stock to our independent directors pursuant to this plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.
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
The fees we pay to affiliates in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor, our property managers and other affiliates for services they provide for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.

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
The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’

ability to make lease payments. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.
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
We may have acquired apartment communities in locations that may be experiencing increases in the construction of properties that compete with our apartment communities. This increased competition and construction could:

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
Our portfolio is comprised of real estate-related assets. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments; and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments.

During periods of volatility the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Concerns pertaining to the deterioration of credit in the residential mortgage market may adversely impact almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Future instability in the financial markets or weakened economic conditions may interfere with the successful implementation of our business strategy.
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
A portion of the real estate-related assets may be classified for accounting purposes as “held-for-sale.” These investments are carried at the lower of carrying value and or estimated fair value less cost to sell. If these investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement. Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies. If we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.
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
We financed a portion of the purchase price of our real properties by borrowing funds. In addition, we have entered into a $35 million credit facility with PNC Bank, National Association. We may continue to incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.
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
Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, and could reduce the amount of cash distributions we can make to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms, to the extent that we place mortgage debt on properties. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.
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

Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.”
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
As of December 31, 2014, we owned 65 multifamily properties consisting of an aggregate of 16,526 multifamily homes and 25,973 square feet of rentable office space. The total cost of our real estate portfolio as of December 31, 2014 was $1,624,892,557, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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
Stockholder Information
As of March 10, 2015, we had approximately 76.9 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In December 2014, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority, or FINRA, Rule 5110. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee to oversee the process of determining our estimated value per share. The valuation committee is comprised solely of independent directors. On the approval of the board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, an investment banking firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2014.
From CBRE Cap’s engagement through the issuance of its valuation report on March 10, 2015, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock as of December 31, 2014 upon appraisals of all our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range of between $9.73 and $11.02 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended to the board of directors that it adopt $10.35 as the estimated value per share of our common stock as of December 31, 2014. On March 10, 2015, our board of directors accepted the recommendation of the valuation committee and approved $10.35 as the estimated value per share of our common stock as of December 31, 2014. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2014.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us which contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable; and

•
reviewed our reports filed with the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the audited financial statements contained herein, and our Quarterly Report on Form 10-Q for the period ended September 30, 2014, and the unaudited financial statements therein.

Member of Appraisal Institute (MAI) appraisals of all of our multifamily properties were performed in accordance with Uniform Standards of Professional Appraisal Practice. These appraisals, or appraisals, were prepared by CBRE and prepared by personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals of CBRE, and described the results of such appraisals in its valuation report. Discreet values were assigned to each property in our portfolio. CBRE is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2014.
Our board of directors considered the following valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its valuation report. Unlevered, ten-year discounted cash flow analyses from appraisals were created for our fully operational properties. For non-stabilized properties, lease-up discounts were applied to discounted cash flow to arrive at an “As Is” value. The “terminal capitalization rate” method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors.
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share was designed to follow the recommendations of the IPA in its valuation guideline.

The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	6.22% - 6.54%	6.38%
Discount rate	7.46% - 7.85%	7.65%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA valuation guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.32	$(0.32)
Discount rate	0.32	(0.32)
In its valuation report, CBRE Cap included an estimate of the December 31, 2014 value of our assets, including cash and select other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to the GAAP fair values disclosed in this Annual Report on Form 10-K for the year ended December 31, 2014, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $1,677,351.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the valuation committee and board of directors determined the estimated value of our equity interest in its real estate portfolio to be in the range of $1,827,926,080 to $1,934,001,051 and the Company’s net asset value to range from between $747,487,582 and $846,974,596, or between $9.73 and $11.02 per share, based on a share count of 76,858,483 shares issued and outstanding as of December 31, 2014.
As with any valuation methodology, the methodologies considered by the valuation committee and board of directors in reaching an estimate of the value of our shares are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.

The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2014.

	December 31, 2014 Estimated Value	December 31, 2014 Estimated Value Per Share
Real estate properties	$1,877,601,207	$24.43
Cash	29,529,312	0.38
Other assets	33,693,895	0.44
Mortgage debt	(1,096,414,832)	(14.27)
Other liabilities	(47,246,873)	(0.61)
Incentive fee	(1,677,351)	(0.02)
Estimated value per share	$795,485,358	$10.35
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
Throughout the valuation process, the valuation committee, our advisor and our executive officers reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report dated March 10, 2015 was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2014, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock.
Each of CBRE Cap and CBRE reviewed for reasonableness the information supplied or otherwise made available to it by us or our advisor, and in doing so, assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting our and our advisor’s best currently available estimates and judgments, and relied upon us and our advisor to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.
In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	another independent third party appraiser or third party valuation firm would agree with our estimated value per share;

•	a third party would offer the estimated value per share in an arm’s length transaction to purchase all or substantially all of our shares of common stock;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or under the Employee Retirement Income Security Act of 1974 (the “ERISA”) for compliance with its reporting requirements.

The December 31, 2014 estimated value per share was determined by our valuation committee and approved by our board of directors at a meeting held on March 10, 2015. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2015, in accordance with the IPA valuation guidelines.
The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2014 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past two years, certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. In addition, we anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
In the ordinary course of their business, each of CBRE Cap and CBRE, and their respective affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2014. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2014 and 2013 are as follows:

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,174,851	$13,454,087	$13,785,040	$13,882,686	$54,296,664
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$4,460,763	$5,720,601	$7,736,858	$10,727,539	$28,645,761
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
Ordinary income	0.9%	—%
Return of capital	99.1%	100%
Total	100%	100%
On October 21, 2014, our board of directors elected to suspend our distribution reinvestment plan, effective November 20, 2014. All distributions paid following November 20, 2014 are paid in cash. For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to our advisor 488,281.25 restricted shares of our common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the advisor in the aggregate amount of $5,000,000. The shares of restricted stock issued to our advisor were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 5, 2014, we granted each of our four independent directors 2,500 shares of restricted stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
On July 9, 2010 our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We offered up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. We initially offered shares of our common stock to the public in our primary offering at a price of $10.00 per share and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock to the public in our primary offering increased from a price of $10.00 per share to a price of $10.24 per share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share. Our initial public offering terminated on December 20, 2013. As of December 31, 2014, we had sold 76,095,108 shares of our common stock in our public offering for gross offering proceeds of $769,573,285, including 4,073,751 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $39,580,769.
As of December 31, 2014, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
From the commencement of our initial public offering through December 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $675,928,798, including net offering proceeds from our distribution reinvestment plan of $39,580,769. For the year ended December 31, 2014, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.8%.
As of December 31, 2014, we had invested in 65 multifamily properties for a total purchase price of $1,624,892,557. These property acquisitions were funded from proceeds of our offerings and $1,042,964,196 in secured financings.
Share Repurchase Plan
Our share repurchase may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

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

(2)
For purposes of the share repurchase plan, the “estimated value per share” will equal the most recently determined estimated value per share when the share repurchase plan is in effect. Thereafter, the estimated value per share will be determined by our board of directors annually, based on periodic valuations by independent third-party appraisers selected by our advisor and approved by our board of directors.

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
We cannot guarantee that any funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder could (1) withdraw the request for repurchase or (2) ask that we honor the request in a future quarter, if any, when such repurchases could be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
We are obligated to repurchase shares of our common stock under the share repurchase plan. In no event shall redemptions under the share repurchase plan exceed 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of our common stock.
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
On October 21, 2014, our board of directors elected to suspend our share repurchase plan, effective November 20, 2014. As a result, we have not processed redemption requests received after such date. Our board of directors may in the future reinstate the share repurchase plan, although there is no assurance as to if or when this will happen.
During the quarter ending December 31, 2014, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2014	29,152	63,583	9.77	(2)
November 2014	—	48,631	9.66	(2)
December 2014	—	—	—	(2)
	29,152	112,214
________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)
The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. On October 21, 2014, our board of directors elected to suspend our share repurchase plan, effective November 20, 2014. As of December 31, 2014, all redemption requests were redeemed.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2014, 2013, 2012, 2011 and 2010 and for the years then ended should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Total real estate, net	$1,538,610,961	$1,470,963,159	$559,972,087	$66,751,176	$17,011,752
Total assets	1,609,067,128	1,561,889,854	582,586,556	81,852,261	20,171,682
Notes payable	1,084,757,025	987,329,800	413,802,388	47,973,049	11,650,000
Total liabilities	1,132,003,898	1,031,826,319	427,455,885	51,243,185	12,926,977
Redeemable common stock	—	12,945,007	3,049,521	385,458	57,827
Total stockholders’ equity	477,063,230	517,118,528	152,081,150	30,223,618	7,186,878

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating data
Total revenues	$195,929,856	$109,101,517	$30,586,932	5,710,173	$828,230
Net loss	(25,742,292)	(55,879,857)	(22,559,927)	(4,049,010)	(2,163,581)
Net loss attributable to common stockholders	(25,742,292)	(55,879,857)	(22,559,927)	(4,049,010)	(2,162,581)
Loss per common share - basic and diluted	(0.34)	(1.39)	(1.84)	(1.72)	(4.27)
Other data
Cash flows provided by (used in) operating activities	48,556,847	(2,249,133)	(4,563,196)	(201,273)	(455,876)
Cash flows used in investing activities	(126,817,478)	(849,128,988)	(382,505,492)	(53,833,531)	(10,902,324)
Cash flows provided by financing activities	88,237,738	861,401,662	384,396,671	63,377,288	14,014,390
Distributions declared	54,296,664	28,645,761	8,636,158	1,640,845	230,402
Distributions declared per common share(1)	0.718	0.718	0.706	0.700	0.272
Weighted-average number of common shares outstanding, basic and diluted	75,450,215	40,169,940	12,238,094	2,358,867	506,003
FFO(2)	33,994,751	(7,404,678)	(7,602,070)	(1,471,548)	(1,623,009)
MFFO(2)	45,002,936	19,253,075	5,828,557	469,670	(940,466)
________________

(1)
Distributions declared per common share for the years ended December 31, 2014, 2013, 2012 and 2011 assumes each share was issued and outstanding each day of each year. Distributions declared per common share for the year ended December 31, 2010 assumes each share was issued and outstanding each day from August 12, 2010 (the first day distributions began to accrue) through December 31, 2010. Distributions currently declared are calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. We made our first monthly distribution payment in September 2010.

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
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in commercial properties, as well as acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
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
On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective November 20, 2014.
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

Our Real Estate Portfolio
As of December 31, 2014, we owned the 65 multifamily properties listed below:

						Mortgage Debt Outstanding at December 31, 2014	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,890,069	86.1%	92.7%	$813	$867
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,479,259	97.7%	97.3%	753	701
3	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,500,887	94.3%	91.9%	913	753
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,709,615	98.0%	94.5%	679	676
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,397,291	95.1%	98.0%	924	882
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	94.8%	92.0%	686	680
7	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	8,937,635	97.7%	93.5%	658	642
8	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,577,869	96.0%	96.4%	847	865
9	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	23,827,037	96.7%	88.6%	866	918
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,324,719	95.2%	91.4%	953	932
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,485,523	95.9%	90.5%	961	898
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,290,751	94.8%	89.7%	1,003	860
13	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,068,528	97.5%	93.8%	845	790
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,563,481	97.0%	94.0%	999	947
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	—	94.8%	96.6%	1,151	1,033
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,436,620	90.9%	92.3%	1,080	1,098
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,166,129	92.5%	96.7%	878	883
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	96.6%	96.6%	650	674
19	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,296,125	93.3%	80.7%	756	716
20	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,321,880	97.5%	91.5%	1,027	941
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,896,178	95.4%	94.4%	1,022	995
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,500,000	95.0%	95.2%	836	840

						Mortgage Debt Outstanding at December 31, 2014	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$6,100,287	98.9%	98.9%	$1,044	$1,001
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,900,000	96.7%	90.0%	803	760
25	South Pointe at Valley Farms	Louisville, KY	12/28/2012	32	5,275,000	1,155,185	93.8%	100.0%	992	1,029
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	14,003,890	95.9%	98.1%	855	831
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,832,151	96.8%	88.5%	1,217	1,182
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,767,000	95.8%	90.6%	975	921
29	Library Lofts	Kansas City, MO	2/28/2013	118	12,750,000	8,941,943	98.3%	97.5%	955	885
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,821,368	95.1%	89.8%	999	862
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	26,639,205	95.2%	84.7%	1,296	1,138
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,645,873	96.4%	91.1%	1,270	1,160
33	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,631,586	92.9%	95.8%	750	671
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,667,462	93.1%	87.5%	1,239	1,196
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	17,029,692	97.5%	90.0%	956	954
36	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,657,096	95.5%	97.8%	708	691
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,261,078	96.9%	94.7%	824	768
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,603,668	93.1%	91.7%	843	802
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,295,899	96.9%	93.1%	736	684
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	55,198,913	92.6%	84.5%	1,342	1,361
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 &12/1/2014	354	50,285,000	34,725,000	63.6%	97.8%	1,196	1,183
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,833,312	94.5%	96.3%	773	711
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,350,045	93.0%	93.9%	1,213	1,134
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,932,281	92.9%	90.0%	813	864
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	95.3%	94.0%	932	913
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	18,850,000	95.1%	96.6%	1,070	1,037
47	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,671,543	93.2%	93.8%	918	877

						Mortgage Debt Outstanding at December 31, 2014	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
48	The Heights Apartments	Houston, TX	9/30/2013	504	$37,000,000	$28,912,294	93.1%	94.4%	$929	$862
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,917,180	96.3%	95.2%	1,137	1,128
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	28,055,400	95.8%	90.9%	1,168	1,050
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,310,966	96.9%	94.3%	1,075	1,024
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	94.1%	91.7%	998	981
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	96.8%	93.0%	1,051	1,024
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	93.1%	91.8%	1,045	1,016
55	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	43,500,000	92.4%	95.5%	974	950
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	93.1%	65.8%	1,328	1,349
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,697,112	94.6%	93.8%	1,186	1,175
58	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	92.6%	92.2%	823	823
59	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,860,000	92.0%	87.4%	989	1,016
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,440,000	93.5%	95.9%	1,000	966
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	94.3%	—%	909	—
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	89.9%	—%	1,462	—
63	Richland Falls	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	96.3%	—%	860	—
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	95.9%	—%	956	—
65	Park Shore	St. Charles, IL	9/12/2014	160	18,350,000	12,845,000	95.0%	—%	1,113	—
				16,526	$1,624,892,557	$1,070,757,025	94.1%	92.4%	$966	$897
________________

(1)	At December 31, 2014 and 2013, our portfolio was approximately 96.6% and 94.7% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

2014 Real Estate Acquisitions
Sycamore Terrace Phase II
On March 5, 2014, we acquired a fee simple interest in Sycamore Terrace Phase II located in Terre Haute, Indiana, for an aggregate purchase price of approximately $6,674,157, exclusive of closing costs. We financed the payment of the purchase price for Sycamore Terrace Phase II with remaining proceeds from our initial public offering. Sycamore Terrace Phase II contains 72 apartment homes consisting of 24 one-bedroom apartments, 36 two-bedroom apartments and 12 three-bedroom apartments. The apartments range in size from 905 to 1,535 square feet and average 1,128 square feet.
Reserve at Creekside
On March 28, 2014, we acquired a fee simple interest in Reserve at Creekside located in Chattanooga, Tennessee, for an aggregate purchase price of approximately $18,875,000, exclusive of closing costs. We financed the payment of the purchase price for Reserve at Creekside with the remaining proceeds from our initial public offering. Reserve at Creekside consists of eight three-story residential buildings and contains 192 apartment homes consisting of 48 one-bedroom apartments, 96 two-bedroom apartments and 48 three-bedroom apartments. The apartments range in size from 867 to 1,342 square feet and average 1,102 square feet.
Mapleshade Park
On March 31, 2014, we acquired a fee simple interest in Mapleshade Park located in Dallas, Texas, for an aggregate purchase price of approximately $23,325,000, exclusive of closing costs. We financed the payment of the purchase price for Mapleshade Park with (1) remaining proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $15,161,000 from a financial institution. Mapleshade Park consists of 25 two-story residential buildings and contains 148 two-bedroom apartment homes. The apartments range in size from 1,101 to 1,305 square feet and average 1,236 square feet.
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
Tapestry Park Apartments Phase II
On December 1, 2014, we acquired a fee simple interest in Tapestry Park Apartments Phase II located in Birmingham, Alabama, for an aggregate purchase price of approximately $17,885,000, exclusive of closing costs. We financed the payment of the purchase price for Tapestry Park Apartments Phase II with (1) net sales proceeds from the disposition of Lincoln Tower Apartments, Arbor Pointe Apartments and Prairie Walk Apartments and (2) the proceeds of a secured loan from a financial institution. Our strategy is to operate and manage Tapestry Park Apartments and Tapestry Park Apartments Phase II as a single property. In conjunction with the Tapestry Park Apartments Phase II acquisition, our existing mortgage loan secured by Tapestry Park Apartments in the amount of $23,100,000 was repaid in full and replaced with a new mortgage loan in the aggregate principal amount of $34,725,000. Tapestry Park Apartments Phase II consists of three residential buildings and contains 131 units consisting of 78 one-bedroom apartments, 42 two-bedroom apartments and 11 three-bedroom apartments. The apartments range in size from 664 to 1,322 square feet and average 992 square feet.
2014 Real Estate Dispositions
Lincoln Tower Apartments
On August 11, 2010, we acquired the Lincoln Tower Apartments located in Springfield, Illinois for a total purchase price of $9,500,000, exclusive of closing costs. On June 27, 2014, we sold the Lincoln Tower Apartments for $15,887,500, resulting in a gain of $7,072,294 from the original purchase price.
Arbor Pointe Apartments
On May 5, 2011, we acquired the Arbor Pointe Apartments located in Louisville, Kentucky for a total purchase price of $6,500,000, exclusive of closing costs. On July 1, 2014, we sold the Arbor Pointe Apartments for $8,325,000, resulting in a gain of $2,034,244 from the original purchase price.
Prairie Walk Apartments
On December 22, 2011, we acquired the Prairie Walk Apartments located in Kansas City, Missouri for a total purchase price of $6,100,000, exclusive of closing costs. On August 6, 2014, we sold the Prairie Walk Apartments for $6,700,000, resulting in a gain of $837,596 from the original purchase price.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2014, our borrowings were not in excess of 300% of the value of our net assets.
We expect to use our capital resources to make certain payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.

Our principal demand for funds will be to pay operating expenses and interest on our outstanding indebtedness, fund value enhancement projects and and to make distributions to our stockholders. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $29,529,312 as of December 31, 2014;

•	various forms of secured and unsecured financing;

•	equity capital from joint venture partners; and

•	proceeds from our operating partnership’s private placements, if any.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners or otherwise, our ability to obtain various forms of secured and unsecured financing and proceeds from our operating partnership’s private placements of securities, if any, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and proceeds from the sale of our properties. We may also conduct additional public or private offerings of interests in us or our operating partnership. There can be no assurance that we will be able to obtain such financing or capital on favorable terms, if at all. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which may grow over time, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association to borrow up to $5,000,000.  On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B is $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of December 31, 2014, $14,000,000 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Our advisor may, but is not required to, establish working capital reserves from cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.
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
Cash Flows Provided by (Used in) Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2014, we owned 65 multifamily properties. During the year ended December 31, 2014, net cash provided by operating activities was $48,556,847 compared to net cash used in operating activities of $2,249,133 for the year ended December 31, 2013. The increase in net cash provided by operating activities is primarily due to a reduction of net loss and an increase in depreciation and amortization expense associated with the seven additional multifamily properties acquired in 2014 as well as the 33 multifamily properties acquired in 2013 that experienced a full year of operations in 2014. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio.

Cash Flows Used in Investing Activities
During the year ended December 31, 2014, net cash used in investing activities was $126,817,478 compared to net cash used in investing activities of $849,128,988 during the year ended December 31, 2013. The decrease in net cash used in investing activities was primarily due to the acquisition of seven multifamily properties during the year ended December 31, 2014, compared to 33 property acquisitions during the year ended December 31, 2013. Net cash used in investing activities during the year ended December 31, 2014 consisted of the following:

•	$126,718,757 of cash used related to the acquisition of seven multifamily properties;

•	$26,806,870 of cash used for improvements to real estate investments;

•	$3,120,400 of cash used for deposits for potential real estate investments;

•	$931,301 of cash provided by restricted cash accounts related to replacement reserves and proceeds from the sale of real estate restricted for use toward future real estate acquisition;

•	$863,934 of cash used to purchase interest rate cap agreements; and

•	$29,761,182 of cash provided by the sale of real estate investments, net of disposition fees of $463,688 and closing costs of $678,518.
Cash Flows from Financing Activities
For the year ended December 31, 2014, our cash flows from financing activities consisted primarily of proceeds from our notes payable, net of distributions paid to our stockholders. During the year ended December 31, 2014, net cash provided by financing activities was $88,237,738 compared to net cash provided by financing activities of $861,401,662 during the year ended December 31, 2013. Net cash provided by financing activities during the year ended December 31, 2014 consisted of the following:

•	$23,455,983 of cash provided by offering proceeds related to our initial public offering, net of the reimbursement of other offering costs to affiliates in the amount of $3,105,246;

•	$82,997,692 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,664,326 and principal payments of $71,576,167;

•	$14,000,000 from net borrowings on our credit facility;

•	$2,723,948 of cash paid for the redemption of common stock; and

•	$29,491,989 of net cash distributions, after giving effect to distributions reinvested by stockholders of $24,183,672.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2014, our borrowings were not in excess of 300% of the value of our net assets.

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
As of December 31, 2014, we had notes payable totaling an aggregate principal amount of $1,084,757,025. For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this annual report.
The following is a summary of our contractual obligations as of December 31, 2014:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$286,101,252	$37,472,407	$75,435,337	$65,413,419	$107,780,089
Principal payments on outstanding debt obligations(2)	1,080,070,227	14,106,234	81,652,325	210,788,671	773,522,997
Total	$1,366,171,479	$51,578,641	$157,087,662	$276,202,090	$881,303,086
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2014. We incurred interest expense of $40,412,744 during the year ended December 31, 2014, including amortization of deferred financing costs totaling $1,489,834, net unrealized losses from the change in fair value of interest rate cap agreements of $4,353,301 and capitalized interest of $41,898.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of December 31, 2014, we owned 65 multifamily properties compared to owning 63 multifamily properties at December 31, 2013 and only 30 multifamily properties at December 31, 2012. The increase in our property portfolio is the primary cause of the increases in our operating income and expenses, as further discussed below.
Our results of operations for the years ended December 31, 2014, 2013 and 2012 are not indicative of those expected in future periods. For the years ended December 31, 2013 and 2012, we had not yet invested all of the proceeds from our public offering and therefore increased our borrowings and made acquisitions during these periods, which had a significant impact on our future results of operations. For the year ended December 31, 2014, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”

Consolidated Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table summarizes the consolidated results of operations for the years ended December 31, 2014 and December 31, 2013:

	For the Years Ended December 31,
	2014	2013	Change $	Change %
Total revenues	$195,929,856	$109,101,517	$86,828,339	79.6%
Operating, maintenance and management	(52,427,001)	(28,708,239)	(23,718,762)	82.6%
Real estate taxes and insurance	(34,750,097)	(17,499,798)	(17,250,299)	98.6%
Fees to affiliates	(23,923,921)	(30,713,737)	6,789,816	(22.1)%
Depreciation and amortization	(69,681,177)	(48,454,178)	(21,226,999)	43.8%
Interest expense	(40,370,846)	(24,308,402)	(16,062,444)	66.1%
Loss on debt extinguishment	(1,939,817)	—	(1,939,817)	100.0%
General and administrative expenses	(6,896,519)	(7,106,568)	210,049	(3.0)%
Acquisition costs	(1,626,904)	(8,169,451)	6,542,547	(80.1)%
Loss from continuing operations	$(35,686,426)	$(55,858,856)	$20,172,430	(36.1)%

NOI(1)	$101,332,546	$58,737,243	$42,595,303	72.5%
FFO(2)	$33,994,751	$(7,404,678)	$41,399,429	559.1%
MFFO(2)	$45,002,936	$19,253,075	$25,749,861	133.7%
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

Loss from continuing operations
For the year ended December 31, 2014, we had a loss from continuing operations of $35,686,426 compared to a loss from continuing operations of $55,858,856 for the year ended December 31, 2013. The decrease in loss from continuing operations of $20,172,430 over the prior year was primarily due to the increase in total revenues of $86,828,339, the decrease in fees to affiliates of $6,789,816, the decrease in acquisition costs of $6,542,547 and the decrease in general and administrative expenses of $210,049, partially offset by the increase in operating, maintenance and management expenses of $23,718,762, the increase in real estate taxes and insurance of $17,250,299, the increase in depreciation and amortization expense of $21,226,999, the increase in interest expense of $16,062,444 and the increase in loss on debt extinguishment of $1,939,817. The decrease in our loss from continuing operations was due primarily to the increase in revenues from the acquisition of 33 multifamily properties during 2013 that experienced a full year of operations in 2014, as well as fewer acquisition related expenses incurred in 2014 with the acquisition of seven multifamily properties in 2014 compared to 33 multifamily properties acquired during 2013.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2014 were $195,929,856 compared to $109,101,517 for the year ended December 31, 2013. The increase of $86,828,339 was primarily due to the fact that we owned 65 multifamily properties as of December 31, 2014 compared to 63 multifamily properties as of December 31, 2013. In addition, 33 of our multifamily properties acquired during the year ended December 31, 2013 experienced a full year of operations in 2014. Our total units increased by 667 from 15,859 at December 31, 2013 to 16,526 at December 31, 2014 and average monthly rents increased from $897 at December 31, 2013 to $966 at December 31, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2014 were $52,427,001 compared to $28,708,239 for the year ended December 31, 2013. The increase of $23,718,762 was primarily due to the fact that we operated 65 multifamily properties as of December 31, 2014 compared to 63 multifamily properties as of December 31, 2013. In addition, 33 of our multifamily properties acquired during the year ended December 31, 2013 experienced a full year of operations in 2014. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2014 were $34,750,097 compared to $17,499,798 for the year ended December 31, 2013. The increase of $17,250,299 was primarily due to the acquisition of seven multifamily properties since December 31, 2013, the continuing operation of the properties owned as of December 31, 2013, ordinary municipal property tax increases and increases in the assessed value of our property portfolio. We expect these amounts to increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2014 were $23,923,921 compared to $30,713,737 for the year ended December 31, 2013. The decrease of $6,789,816 was primarily due to acquisition fees of $3,251,400 earned by our advisor in connection with the acquisition of seven multifamily properties with an aggregate purchase price of $130,339,157 during the year ended December 31, 2014, compared to acquisition fees of $19,148,107 earned by our advisor in connection with the acquisition of 33 multifamily properties with an aggregate purchase price of $945,680,000 during the year ended December 31, 2013. This decrease was partially offset by investment management fees of $13,252,309 earned by our advisor during the year ended December 31, 2014 in connection with managing our portfolio of 65 multifamily properties, compared to investment management fees of $7,409,393 earned during the year ended December 31, 2013 in connection with managing our portfolio of 63 multifamily properties. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.

Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2014 were $69,681,177 compared to $48,454,178 for the year ended December 31, 2013. The increase of $21,226,999 was primarily due to the net increase in depreciable and amortizable assets of $105,125,537 since December 31, 2013 from the 33 multifamily properties acquired during the year ended December 31, 2013 that experienced a full year of depreciation and amortization in 2014. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2014 was $40,370,846 compared to $24,308,402 for the year ended December 31, 2013. The increase of $16,062,444 was primarily due to the net increase in the notes payable balance of $97,427,225 due to financing incurred in connection with the acquisition of seven multifamily properties during the year ended December 31, 2014 and the net increase in the notes payable balance of $573,527,412 from financing incurred in connection with the acquisition of 33 multifamily properties acquired during the year ended December 31, 2013 that experienced a full year of interest expense in 2014. Included in interest expense is the amortization of deferred financing costs of $1,489,834 and $976,198 and amortization of loan premiums and discounts of $1,234,793 and $987,970 for the years ended December 31, 2014 and 2013, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $4,353,301 and $448,984 for the years ended December 31, 2014 and 2013, respectively. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2014 was $1,939,817 compared to $0 for the year ended December 31, 2013. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of the Lincoln Tower Apartments, Arbor Pointe Apartments and Prairie Walk Apartments. We expect loss on debt extinguishment may increase in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2014 were $6,896,519 compared to $7,106,568 for the year ended December 31, 2013. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The general and administrative expenses were consistent, with no meaningful changes from the year ended December 31, 2013 to the year ended December 31, 2014. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2014 were $1,626,904 compared to $8,169,451 for the year ended December 31, 2013. The decrease in acquisition costs related primarily to our acquisition of seven multifamily properties during 2014 compared to 33 acquisitions of multifamily properties during 2013. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer real properties and real estate-related investments in future periods.

Consolidated Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table summarizes the consolidated results of operations for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	Change $	Change %
Total revenues	$109,101,517	$30,586,932	$78,514,585	256.7%
Operating, maintenance and management	(28,708,239)	(8,687,480)	(20,020,759)	230.5%
Real estate taxes and insurance	(17,499,798)	(3,721,952)	(13,777,846)	370.2%
Fees to affiliates	(30,713,737)	(13,127,558)	(17,586,179)	134.0%
Depreciation and amortization	(48,454,178)	(14,957,857)	(33,496,321)	223.9%
Interest expense	(24,308,402)	(6,291,193)	(18,017,209)	286.4%
General and administrative expenses	(7,106,568)	(3,085,470)	(4,021,098)	130.3%
Acquisition costs	(8,169,451)	(3,275,349)	(4,894,102)	149.4%
Loss from continuing operations	$(55,858,856)	$(22,559,927)	$(33,298,929)	147.6%

NOI(1)	$58,737,243	$17,069,028	$41,668,215	244.1%
FFO(2)	$(7,404,678)	$(7,602,070)	$197,392	2.6%
MFFO(2)	$19,253,075	$5,828,557	$13,424,518	230.3%
________________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Loss from continuing operations
For the year ended December 31, 2013, we had a loss from continuing operations of $55,858,856 compared to a loss from continuing operations of $22,559,927 for the year ended December 31, 2012. The increase in net loss of $33,319,930 over the prior year was primarily due to the increase in operating, maintenance and management expenses of $20,020,759, the increase in real estate taxes and insurance of $13,777,846, the increase in fees to affiliates of $17,586,179, the increase in depreciation and amortization expense of $33,496,321, the increase in interest expense of $18,017,209, the increase in general and administrative expenses of $4,021,098 and the increase in acquisition costs of $4,894,102, partially offset by the increase in total revenues of $78,514,585. The increase in our expenses was due primarily to the increase in our property portfolio from 30 properties at December 31, 2012 to 63 properties at December 31, 2013.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2013 were $109,101,517 compared to $30,586,932 for the year ended December 31, 2012. The increase of $78,514,585 was primarily due to the fact that we owned 63 multifamily properties at December 31, 2013 compared to 30 multifamily properties at December 31, 2012. Our total units increased by 9,167 from 6,692 at December 31, 2012 to 15,859 at December 31, 2013 and average monthly rents increased from $825 at December 31, 2012 to $897 at December 31, 2013.

Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2013 were $28,708,239 compared to $8,687,480 for the year ended December 31, 2012. The increase of $20,020,759 was primarily due to the fact that we operated 63 multifamily properties as of December 31, 2013 compared to 30 multifamily properties as of December 31, 2012.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2013 were $17,499,798 compared to $3,721,952 for the year ended December 31, 2012. The increase of $13,777,846 was due to the acquisition of 33 multifamily properties during 2013 and the continuing operation of the properties owned as of December 31, 2012.
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
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2013 were $48,454,178 compared to $14,957,857 for the year ended December 31, 2012. The increase of $33,496,321 was primarily due to the net increase in depreciable and amortizable assets of $829,760,433 during the year ended December 31, 2013.
Interest expense
Interest expense for the year ended December 31, 2013 was $24,308,402 compared to $6,291,193 for the year ended December 31, 2012. The increase of $18,017,209 was primarily due to the net increase in the notes payable balance of $573,527,412 due to financing incurred in connection with the acquisition of 33 multifamily properties during the year ended December 31, 2013. Included in interest expense is the amortization of deferred financing costs of $976,198 and $225,614 and amortization of loan premiums of $987,970 and $332,348 for the years ended December 31, 2013 and 2012, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $448,984 and 162,761 for the years ended December 31, 2013 and 2012, respectively.
General and administrative expense
General and administrative expenses for the year ended December 31, 2013 were $7,106,568 compared to $3,085,470 for the year ended December 31, 2012. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $4,021,098 was primarily due to the reimbursement of the previously deferred operating costs incurred by our advisor on our behalf totaling $2,571,910 as well as increases in legal, audit and other professional fees incurred in connection with the growth of our portfolio.
Acquisition costs
Acquisition costs for the year ended December 31, 2013 were $8,169,451 compared to $3,275,349 for the year ended December 31, 2012. The increase in acquisition costs of $4,894,102 related primarily to our acquisition of 33 multifamily properties during 2013 compared to 22 acquisitions of multifamily properties during 2012.

Property Operations for the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013
For purposes of evaluating comparative operating performance for the fourth quarter, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at October 1, 2013. A “non-same-store” property is a property that was acquired, placed into service or disposed of after October 1, 2013.
The following table presents the same-store and non-same-store results from operations for the three months ended December 31, 2014 and 2013:

	For the Three Months Ended December 31,
	2014	2013	Change $	Change %
Same-store properties:
Revenues	$35,377,803	$33,012,452	$2,365,351	7%
Operating expenses	15,593,950	16,654,979	(1,061,029)	(6)%
Net operating income	19,783,853	16,357,473	3,426,380	21%

Non-same-store properties:
Net operating income	8,073,351	3,301,040	4,772,311

Total net operating income(1)	$27,857,205	$19,658,513	$8,198,692
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended December 31, 2014 was $19,783,853 compared to $16,357,473 for the three months ended December 31, 2013. The 21% increase in same-store net operating income was primarily due to the 7% increase in same-store rental revenues and a 6% decrease in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended December 31, 2014 were $35,377,803 compared to $33,012,452 for the three months ended December 31, 2013. The 7% increase in same-store revenues was primarily due to the increase in same-store occupancy from 92.2% as of December 31, 2013 to 94.0% as of December 31, 2014 coupled with average rent increases at the same-store properties from $892 as of December 31, 2013 to $934 as of December 31, 2014.
Operating Expenses
Same-store operating expenses for the three months ended December 31, 2014 were $15,593,950 compared to $16,654,979 for the three months ended December 31, 2013. The 6% decrease in same-store operating expenses was primarily due to a reduction in the property tax expense from negotiating reduced assessed values at certain multifamily properties in our portfolio. The same-store operating expenses would have decreased by $117,566, or 1%, and same-store NOI would have increased by 15% had the reduction in property taxes been recorded at a normalized rate over the periods presented.

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

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2014	2013	2014	2013	2012
Net loss	$(4,668,129)	$(24,834,740)	$(25,742,292)	$(55,879,857)	$(22,559,927)
Fees to affiliates(1)	3,789,171	10,754,705	16,503,709	26,557,500	12,019,086
Depreciation and amortization	16,043,489	18,161,218	69,681,177	48,454,178	14,957,857
Interest expense	10,077,924	8,438,975	40,370,846	24,308,402	6,291,193
Loss on debt extinguishment	—	—	1,939,817	—	—
General and administrative expenses	2,343,992	4,240,862	6,896,519	7,106,568	3,085,470
Acquisition costs	270,758	2,876,492	1,626,904	8,169,451	3,275,349
Loss (gain) on sales of real estate	—	21,001	(9,944,134)	21,001	—
Net operating income	$27,857,205	$19,658,513	$101,332,546	$58,737,243	$17,069,028
________________

(1)
Fees to affiliates for the three and twelve months ended December 31, 2014 excludes property management fees of $1,501,010 and $5,802,772 and other fees of $400,552 and $1,617,440, respectively, that are included in NOI. Fees to affiliates for the three and twelve months ended December 31, 2013 excludes property management fees of $1,150,804 and $3,226,878 and other fees of $348,792 and $929,359, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2012 excludes property management fees of $960,968 and other fees of $147,504 that are included in NOI.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Presentation of this information is intended to provide useful information to investors as they compare our operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure where there is no regular net asset value determination of us. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
Reconciliation of net loss to MFFO:	2014	2013	2012
Net loss	$(25,742,292)	$(55,879,857)	$(22,559,927)
Depreciation of real estate assets	59,014,085	32,103,974	8,353,542
Amortization of lease-related costs	10,667,092	16,350,204	6,604,315
(Gain) loss on sales of real estate, net	(9,944,134)	21,001	—
FFO	33,994,751	(7,404,678)	(7,602,070)
Acquisition fees and expenses(1)(2)	4,878,304	27,317,558	13,406,569
Unrealized loss on derivative instruments	4,353,301	448,984	162,761
Loss on debt extinguishment	1,939,817	—	—
Amortization of below-market leases	(163,237)	(1,108,789)	(138,703)
MFFO	$45,002,936	$19,253,075	$5,828,557

FFO per share - basic and diluted	$0.45	$(0.18)	$(0.62)
MFFO per share - basic and diluted	0.60	0.48	0.48
Loss per common share - basic and diluted	(0.34)	(1.39)	(1.84)
Weighted average number of common shares outstanding, basic and diluted	75,450,215	40,169,940	12,238,094
________________

(1)
By excluding acquisition fees and expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

(2)
Acquisition fees and expenses for the years ended December 31, 2014, 2013 and 2012 includes acquisition fees of $3,251,400, $19,148,107 and $10,131,220, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations and acquisition expenses of $1,626,904, $8,169,451 and $3,275,349, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

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
As of December 31, 2014, we had not entered into any leases as a lessee.
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
Distributions (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guaranty that we will pay distributions at this rate in the future if at all.

Distributions declared and paid were as follows for the year ended December 31, 2014:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Net Cash Provided By Operating Activities
			Cash	Reinvested(4)	Total
First Quarter 2014	$13,174,851	$0.177	$6,455,864	$6,227,486	$12,683,350	$7,784,361
Second Quarter 2014	13,454,087	0.179	6,834,399	6,709,523	13,543,922	9,503,118
Third Quarter 2014	13,785,040	0.181	6,993,862	6,743,864	13,737,726	15,165,296
Fourth Quarter 2014	13,882,686	0.181	9,207,864	4,502,799	13,710,663	16,104,072
	$54,296,664	$0.718	$29,491,989	$24,183,672	$53,675,661	$48,556,847
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

(4)	Our distribution reinvestment plan was suspended by our board of directors effective November 20, 2014.
For the year ended December 31, 2014, we paid aggregate distributions of $53,675,661, comprised of $29,491,989 of distributions paid in cash and 2,485,476 shares of our common stock issued pursuant to our distribution reinvestment plan for $24,183,672. For the year ended December 31, 2014, we had a net loss of $25,742,292. We had FFO for the year ended December 31, 2014 of $33,994,751 and net cash provided by operating activities was $48,556,847. For the year ended December 31, 2014, we funded $44,735,868 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and with proceeds from our public offering of $8,939,793. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our real estate investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors,” and “—Results of Operations.”
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, Director Independence” and Note 8 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.

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

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
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
We classify real estate assets as real estate held for sale once the criteria, as defined by GAAP, have been met.
Impairment of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.
Rents and Other Receivables
We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain an allowance for deferred rent receivable related to the straight-lining of rents.
Revenue Recognition
We lease apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years are recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
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
When available, we utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument we own to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and we establish a fair value by assigning weights to the various valuation sources.
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
We may also reimburse costs of bona fide training and education meetings held by us (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for our public offering to exceed 10% of the gross proceeds of our initial public offering, as required by the rules of FINRA.

We are obligated to reimburse our advisor, the dealer manager, or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor would be obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and offering costs incurred by us in our initial public offering exceed 15% of the gross offering proceeds of our initial public offering. Any reimbursement of expense paid to our advisor will not exceed actual expenses incurred by our advisor. No amounts were owed by the advisor pursuant to the advisory agreement.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2014 and 2013, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014 and 2013. As of December 31, 2014, returns for calendar years 2013, 2012 and 2011 remain subject to examination by major tax jurisdictions.
Subsequent Events
Distributions Paid
On January 2, 2015, we paid distributions of $4,679,455, which related to distributions declared for each day in the period from December 1, 2014 through December 31, 2014. All such distributions were paid in cash.
On February 2, 2015, we paid distributions of $4,679,536, which related to distributions declared for each day in the period from January 1, 2015 through January 31, 2015. All such distributions were paid in cash.
On March 2, 2015, we paid distributions of $4,226,611, which related to distributions declared for each day in the period from February 1, 2015 through February 28, 2015. All such distributions paid in cash.
Estimated Value per Share
On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2014, the fair value of our fixed rate debt was $486,484,963 and the carrying value of our fixed rate debt was $481,090,989. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2014, the fair value of our variable rate debt was $609,929,868 and the carrying value of our fixed rate debt was $603,666,036. At December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $603,666,036 of our outstanding variable rate debt. Based on interest rates as of December 31, 2014, if interest rates are 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $5,945,274 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $1,017,140.
At December 31, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.30% and 2.51%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.36% at December 31, 2014. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2014 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2014, where applicable.

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
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	64	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	60	Affiliated Director and President
Kevin J. Keating	52	Treasurer
Ana Marie del Rio	60	Secretary
James A. Shepherdson	62	Affiliated Director
Scot B. Barker	66	Independent Director
Larry H. Dale	69	Independent Director
Kerry D. Vandell	68	Independent Director
Ned W. Brines	53	Independent Director
________________
 Rodney F. Emery serves as our Chairman of the Board and Chief Executive Officer, positions he has held since our inception in May 2009. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT, Inc., positions he has held since August 2013 and September 2013, respectively. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Steadfast Capital Markets Group, LLC. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
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
Ella S. Neyland, serves as our President and an affiliated director, positions she has held since October 2012. Ms. Neyland has also served as one of our independent directors, a position she held from October 2011 to September 2012. Ms. Neyland also serves as President and an affiliated director of Steadfast Apartment REIT, Inc., positions she has held since September 2013 and August 2013, respectively. Ms. Neyland was a founder of Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD in June 2010, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust,

Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
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
Kevin J. Keating serves as our Treasurer, a position he has held since April 2011. Mr. Keating has also served as Treasurer of Steadfast Apartment REIT since September 2013. In addition, Mr. Keating has served as the Chief Accounting Officer for our advisor and Treasurer of Steadfast Apartment Advisor, LLC since April 2011 and September 2013, respectively, where he focuses on the accounting function and compliance responsibilities for us and our advisor. Mr. Keating served as our controller from January 2011 to March 2011. Prior to joining us and our advisor, Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science, Accounting from St. John’s University in New York, New York and is a certified public accountant.
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio has also served as Secretary of Steadfast Apartment REIT since September 2013. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
James A. Shepherdson serves as one of our affiliated directors, a position he has held since August 2011. Mr. Shepherdson has served as a member of the Board of Managers of Steadfast Capital Markets Group, LLC since February 2011 and has worked in the investment industry for over 30 years. Mr. Shepherdson also serves as a Manager of Crossroads Capital Advisors, LLC and its parent, Crossroads Capital Multifamily, LLC (formerly Crossroads Capital Group, LLC) since April 2011. Mr. Shepherdson served as President of Retirement Services and Senior Executive Vice-President of AXA Equitable Life Insurance Company, or AXA Equitable, from August 2005 to March 2011. Mr. Shepherdson had overall responsibility for AXA Equitable’s retirement and annuity business, which included wholesale distribution through AXA Distributors, the company Mr. Shepherdson co-founded in 1996. While serving as President and Chief Executive Officer of AXA Equitable from August 2005 to March 2011, Mr. Shepherdson oversaw over $30 billion in sales. From September 2009 to November 2011, Mr. Shepherdson also served as Chairman of AXA Life Europe and Chief Executive Officer of AXA Global Distributors, where he distributed proprietary annuity products through global and national banking institutions throughout Europe.

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
Scot B. Barker serves as one of our independent directors, a position he has held since September 2009. From December 2003 to his retirement in December 2005, Mr. Barker served as President and Chief Operating Officer of GMAC Commercial Holding Corp., or GMACCH, one of the nation’s largest financiers of commercial real estate. Mr. Barker served as President of GMACCH Capital Markets Corp from 1998 to December 2003. During his tenure at GMACCH, Mr. Barker oversaw the firm’s real estate lending and investing activities in North America, Latin America, Asia and Europe. In 1978, Mr. Barker and several associates formed Newman and Associates, Inc., an investment banking firm specializing in financing affordable multifamily housing with tax exempt municipal securities. Mr. Barker served as Vice-President of Newman and Associates, Inc. from 1978 to 1984 and as President from 1984 to 1998, when Newman and Associates was acquired by GMACCH. Prior to founding Newman and Associates, Inc., Mr. Barker served as Vice-President with Gerwin & Co. from 1973 to 1978. Mr. Barker has been involved in a variety of professional and not-for-profit groups primarily focused on housing related business. Mr. Barker currently serves on the board of directors of Mountain Asset Management, a wholly-owned subsidiary of The Great-West Life Assurance Company. Mr. Barker was a past president of the National Housing and Rehabilitation Association and a past member of the Federal National Mortgage Association (Fannie Mae) Housing Impact Advisory Council. Mr. Barker received a Bachelor of Arts from Colorado College and a Master of Business Administration from the University of Denver.
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

Kerry D. Vandell serves as one of our independent directors, a position he has held since October 2012. Dr. Vandell also serves as an independent director of Steadfast Apartment REIT, a position he has held since August 2013. Dr. Vandell currently serves as the Dean’s Professor of Finance and Director of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008. Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics. His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science. Dr. Vandell has researched and consulted extensively in the areas of real estate investment, urban/real estate/environmental economics, mortgage finance, housing economics and policy, and valuation theory and is principal in the consulting firm KDV Associates, providing expert testimony in major litigation matters internationally. He has also previously served as a board member for firms representing the commercial banking, REIT and shopping center sectors. Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and master’s degrees in Mechanical Engineering from Rice University. He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.
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
Ned W. Brines serves as one of our independent directors, a position he has held since October 2012. Mr. Brines currently serves as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, a position he has held since July 2012, where Mr. Brines is responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment advisor firm, and currently serves as its Chief Investment Officer.  From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings.  From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena managing their Small Cap Growth Fund with $1.6 billion in assets under management (AUM).  Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 in which he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in AUM.  Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst (CFA) designation and is involved in various community activities including serving on the investment committee of City of Hope as well as the Orange County Regional Counsel for San Diego State University.
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
Investment Committee
Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members and a majority of independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker, Larry H. Dale, Ella S. Neyland and Ned W. Brines, with Mr. Emery serving as the chairman of the investment committee.
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
Valuation Committee
Our board of directors has established a valuation committee. The valuation committee’s function, as recommended by the Investment Program Association (IPA), is to perform the following functions: (1) ratify and approve the engagement of CBRE Capital Advisors, Inc., its scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine a valuation, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The members of the valuation committee are Scot B. Barker, Ned W. Brines, Larry H. Dale and Kerry D. Vandell, with Mr. Brines serving as the chairman of the valuation committee.
Special Committee
Our board of directors has established a special committee. The special committee’s function is limited to the evaluation, negotiation and approval of (1) any agreement, arrangement or other transaction by and between our company, our advisor or any other affiliate of our sponsor related to compensation payable by our company to our advisor any other affiliate of our sponsor in connection with the pursuit of strategic alternatives; (2) any strategic alternatives in which a counter party has expressed an interest in the contemporaneous or subsequent purchase of any other transaction related to Steadfast Companies; and (3) any other transaction which the board specifically identifies and delegates authority to the special committee. The members of the special committee are Scot B. Barker, Ned W. Brines, Larry H. Dale and Kerry D. Vandell, with Mr. Barker serving as the chairman of the special committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2014, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2014.

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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2014.

Name	Fees Earned or Paid in Cash in 2014	All Other Compensation(1)	Total
Scot B. Barker(2)	$107,000	$25,600	$132,600
Larry H. Dale(2)	104,000	25,600	129,600
Kerry D. Vandell(2)	112,000	25,600	137,600
Ned W. Brines(2)	108,000	25,600	133,600
James A. Shepherdson(3)	—	—	—
Ella S. Neyland(3)	—	—	—
Rodney F. Emery(3)	—	—	—
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
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	939,375
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	939,375

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 10, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	510,504	*
Scot B. Barker	32,052	*
Larry H. Dale	18,000	*
Kerry D. Vandell	11,108	*
Ned Brines	19,956	*
Ella S. Neyland	9,900	*
James A. Shepherdson	—	*
Kevin J. Keating	4,706	*
Ana Marie del Rio	5,496	*
All officers and directors as a group	611,722	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)
Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, and 488,281 restricted shares owned by Steadfast Income Advisor, LLC, which are each primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2014 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2014 and 2013, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.

Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of December 31, 2014 all shares of convertible stock remained outstanding.
Our Relationships with our Advisor and our Sponsor
Steadfast Income Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor and advisor. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, currently owns a 25% membership interest in our sponsor that will increase upon a net increase in our book capitalization. Pursuant to the Second Amended and Restated Operating Agreement of our sponsor, effective as of May 31, 2011, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Mr. Shepherdson, an affiliated director, serves as a Manager of Crossroads Capital Advisors, LLC, a subsidiary of Crossroads Capital Multifamily, which we refer to as “Crossroads Capital Advisors.”
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring May 3, 2015, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2014, we incurred acquisition fees of $3,251,400 in connection with the acquisition of seven multifamily properties. During the same period, we paid $3,296,422 in acquisition fees.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2014, we incurred investment management fees to our advisor of $13,252,309. During the same period, we paid $16,627,339.

•
We pay our advisor a disposition fee of 1.5% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. However, our charter limits the maximum amount of disposition fees payable to our advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to our advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2014, we incurred disposition fees of $463,688 in connection with the disposition of three multifamily properties. During the same period, we paid $463,688 in disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimburse our advisor and its affiliates for organization and offering expenses, for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offerings. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our completed public offering. For the year ended December 31, 2014, we paid our advisor $3,105,246 for the reimbursement of organization and offering expenses. At the termination of our initial public offering, selling commissions, dealer manager fees and organization and other offering costs did not exceed the 15% limitation.

•
Subject to the 2%/25% Guideline discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2014, $915,618 was paid to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2014, we reimbursed our advisor $583,511 for acquisition expenses.

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
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 62 of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a certain percentage of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the year ended December 31, 2014, we paid property management fees of $5,717,813 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2014, we reimbursed on-site personnel costs of $17,827,185 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, and support, and training services. For the year ended December 31, 2014, we paid other fees of $1,585,747 to our property manager.

Construction Management Fees Paid to Our Construction Manager
We have entered into construction management agreements with Pacific Coast Land and Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with the planned renovation for certain of our properties. The construction management fee payable with respect to each property under the construction management agreements ranges from 8.0% to 12.0% of the costs of the improvements for which the construction manager has oversight authority. Generally, each construction management agreement has a term equal to the planned renovation timeline unless either party gives 30 days prior notice of its desire to terminate the construction management agreement. For the year ended December 31, 2014, we have paid construction management fees of $1,348,151 to our construction manager.
Stock Purchase Plan
On November 15, 2012, we entered into a Stock Purchase Plan, or the plan, with Ella S. Neyland, our President and a member of our board of directors, whereby Ms. Neyland agreed to invest $5,530 for 600 shares of our common stock pursuant to our public offering on the first day of each fiscal quarter. The plan terminated on November 15, 2013. As of December 31, 2013, Ms. Neyland purchased 2,400 shares for $22,118 pursuant to the plan.
Restricted Stock Agreement
On June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to the advisor 488,281.25 restricted shares of our common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of us, (iii) our cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to our stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on our stockholders’ invested capital, or (iv) our termination of, or failure to renew, the advisory agreement other than for “cause” (as defined in the advisory agreement). The shares of restricted stock shall be forfeited if the advisor is terminated for any reason other than (iv) above.
Currently Proposed Transactions
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
Independent Registered Public Accounting Firm
During the years ended December 31, 2014 and 2013, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2014 and 2013 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit fees	$527,885	$796,155
Audit-related fees	13,750	70,750
Tax fees	128,350	60,000
All other fees	998	1,995
Total	$670,983	$928,900
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

•	All other fees - These are fees for any services not included in the above-described categories.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-47 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

b.	Exhibits
EXHIBIT LIST

Exhibit	Description
3.1	Third Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed August 6, 2014)
3.2	Bylaws of Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed July 23, 2009, Commission File No. 333-160748)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated July 9, 2010 of the Registrant)
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated July 9, 2010, of the Registrant)
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

10.108
Assignment and Assumption of Purchase Agreement, dated as of October 4, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Waterford Riata, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed November 14, 2013)

10.109
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Waterford Riata, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed November 14, 2013)

10.110
Multifamily Note, effective as of October 10, 2013, by SIR Waterford Riata, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed November 14, 2013)

10.111
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed November 14, 2013)

10.112
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K filed November 14, 2013)

10.113
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K filed November 14, 2013)

10.114
Assignment and Assumption of Purchase Agreement, dated as of October 4, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Huffmeister Villas, LLC (incorporated by reference to Exhibit 10.8 to the Registrant's Form 8-K filed November 14, 2013)

10.115
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Huffmeister Villas, LLC (incorporated by reference to Exhibit 10.9 to the Registrant's Form 8-K filed November 14, 2013)

10.116
Multifamily Note, effective as of October 10, 2013, by SIR Huffmeister Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant's Form 8-K filed November 14, 2013)

10.117
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant's Form 8-K filed November 14, 2013)

10.118
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K filed November 14, 2013)

10.119
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant's Form 8-K filed November 14, 2013)

10.120
Assignment and Assumption of Purchase Agreement, dated as of October 4, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Kingwood Villas, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K filed November 14, 2013)

10.121
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Kingwood Villas, LLC (incorporated by reference to Exhibit 10.15 to the Registrant's Form 8-K filed November 14, 2013)

10.122
Multifamily Note, effective as of October 10, 2013, by SIR Kingwood Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant's Form 8-K filed November 14, 2013)

10.123
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K filed November 14, 2013)

10.124
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant's Form 8-K filed November 14, 2013)

10.125
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant's Form 8-K filed November 14, 2013)

10.126
Assignment and Assumption of Purchase Agreement, dated as of November 1, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Carrington Park, LLC (incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K filed November 14, 2013)

10.127
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Park, LLC (incorporated by reference to Exhibit 10.21 to the Registrant's Form 8-K filed November 14, 2013)

10.128
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Park, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.22 to the Registrant's Form 8-K filed November 14, 2013)

10.129
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K filed November 14, 2013)

10.130
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K filed November 14, 2013)

10.131
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K filed November 14, 2013)

10.132
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Park, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K filed November 14, 2013)

10.133
Assignment and Assumption of Purchase Agreement, dated as of November 1, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Carrington Champion, LLC (incorporated by reference to Exhibit 10.27 to the Registrant's Form 8-K filed November 14, 2013)

10.134
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Champion, LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Form 8-K filed November 14, 2013)

10.135
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Champion, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.29 to the Registrant's Form 8-K filed November 14, 2013)

10.136
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Champion, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.30 to the Registrant's Form 8-K filed November 14, 2013)

10.137
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Champion, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.31 to the Registrant's Form 8-K filed November 14, 2013)

10.138
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.32 to the Registrant's Form 8-K filed November 14, 2013)

10.139
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Champion, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.33 to the Registrant's Form 8-K filed November 14, 2013)

10.140
Assignment and Assumption of Purchase Agreement, dated as of November 1, 2013, by and between Steadfast Asset Holdings, Inc. and SIR Carrington Place, LLC (incorporated by reference to Exhibit 10.34 to the Registrant's Form 8-K filed November 14, 2013)

10.141
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Place, LLC (incorporated by reference to Exhibit 10.35 to the Registrant's Form 8-K filed November 14, 2013)

10.142
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Place, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.36 to the Registrant's Form 8-K filed November 14, 2013)

10.143
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Place, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.37 to the Registrant's Form 8-K filed November 14, 2013)

10.144
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Place, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.38 to the Registrant's Form 8-K filed November 14, 2013)

10.145
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.39 to the Registrant's Form 8-K filed November 14, 2013)

10.146
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Place, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.40 to the Registrant's Form 8-K filed November 14, 2013)

10.147
Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed March 13, 2014)

10.148
Restricted Stock Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed June 13, 2014)

10.149
Amendment No. 6 to the Amended and Restated Advisory Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed June 13, 2014)

21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of CBRE, Inc.
99.2	Consent of CBRE Capital Advisors, Inc.
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Schema Document (Furnished herewith)
101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)
101.LAB	XBRL Labels Linkbase Document (Furnished herewith)
101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)
101.DEF	XBRL Definition Linkbase Document (Furnishced herewith)

STEADFAST INCOME REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Income REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 18, 2015

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$162,425,511
Building and improvements	1,457,633,918	1,316,608,491
Tenant origination and absorption costs	524,712	15,588,747
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	2,048,098	—
Total real estate held for investment, cost	1,636,953,413	1,497,267,012
Less accumulated depreciation and amortization	(98,342,452)	(46,376,515)
Total real estate held for investment, net	1,538,610,961	1,450,890,497
Real estate held for sale, net	—	20,072,662
Total real estate, net	1,538,610,961	1,470,963,159
Cash and cash equivalents	29,529,312	19,552,205
Restricted cash	25,478,939	24,978,312
Rents and other receivables	1,992,310	28,555,764
Assets related to real estate held for sale	—	265,004
Deferred financing costs and other assets, net	13,455,606	17,575,410
Total assets	$1,609,067,128	$1,561,889,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$39,527,928	$30,372,692
Below-market leases, net	—	163,237
Notes payable:
Mortgage notes payable, net	1,070,757,025	969,989,740
Revolving credit facility	14,000,000	—
Mortgage notes payable related to real estate held for sale	—	17,340,060
Total notes payable, net	1,084,757,025	987,329,800
Distributions payable	4,679,455	4,058,452
Due to affiliates, net	3,039,490	9,322,038
Liabilities related to real estate held for sale	—	580,100
Total liabilities	1,132,003,898	1,031,826,319
Commitments and contingencies (Note 10)
Redeemable common stock	—	12,945,007
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 76,858,483 and 74,153,580 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	768,585	741,538
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	680,138,132	640,181,521
Cumulative distributions and net losses	(203,843,497)	(123,804,541)
Total stockholders’ equity	477,063,230	517,118,528
Total liabilities and stockholders’ equity	$1,609,067,128	$1,561,889,854
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013	2012
Revenues:
Rental income	$175,267,082	$98,018,275	$27,955,977
Tenant reimbursements and other	20,662,774	11,083,242	2,630,955
Total revenues	195,929,856	109,101,517	30,586,932
Expenses:
Operating, maintenance and management	52,427,001	28,708,239	8,687,480
Real estate taxes and insurance	34,750,097	17,499,798	3,721,952
Fees to affiliates	23,923,921	30,713,737	13,127,558
Depreciation and amortization	69,681,177	48,454,178	14,957,857
Interest expense	40,370,846	24,308,402	6,291,193
Loss on debt extinguishment	1,939,817	—	—
General and administrative expenses	6,896,519	7,106,568	3,085,470
Acquisition costs	1,626,904	8,169,451	3,275,349
Total expenses	231,616,282	164,960,373	53,146,859
Loss from continuing operations	(35,686,426)	(55,858,856)	(22,559,927)
Gain (loss) on sales of real estate, net	9,944,134	(21,001)	—
Net loss	$(25,742,292)	$(55,879,857)	$(22,559,927)
Loss per common share — basic and diluted	$(0.34)	$(1.39)	$(1.84)
Weighted average number of common shares outstanding — basic and diluted	75,450,215	40,169,940	12,238,094
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2011	4,638,699	$46,387	1,000	$10	$38,260,059	$(8,082,838)	$30,223,618
Issuance of common stock	18,314,135	183,139	—	—	182,891,102	—	183,074,241
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,154,479)	—	(17,154,479)
Transfers to redeemable common stock	—	—	—	—	(2,722,156)	—	(2,722,156)
Redemption of common stock	(43,975)	(440)	—	—	(417,293)	—	(417,733)
Other offering costs to affiliates	—	—	—	—	(9,820,681)	—	(9,820,681)
Distributions declared	—	—	—	—	—	(8,636,158)	(8,636,158)
Amortization of stock-based compensation	—	—	—	—	94,425	—	94,425
Net loss for the year ended December 31, 2012	—	—	—	—	—	(22,559,927)	(22,559,927)
BALANCE, December 31, 2012	22,908,859	229,086	1,000	10	191,130,977	(39,278,923)	152,081,150
Issuance of common stock	51,373,960	513,743	—	—	522,554,977	—	523,068,720
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(49,014,259)	—	(49,014,259)
Transfers to redeemable common stock	—	—	—	—	(10,078,483)	—	(10,078,483)
Redemption of common stock	(129,239)	(1,291)	—	—	(1,245,009)	—	(1,246,300)
Other offering costs to affiliates	—	—	—	—	(13,271,892)	—	(13,271,892)
Distributions declared	—	—	—	—	—	(28,645,761)	(28,645,761)
Amortization of stock-based compensation	—	—	—	—	105,210	—	105,210
Net loss for the year ended December 31, 2013	—	—	—	—	—	(55,879,857)	(55,879,857)
BALANCE, December 31, 2013	74,153,580	741,538	1,000	10	640,181,521	(123,804,541)	517,118,528
Issuance of common stock	2,496,806	24,968	—	—	24,170,846	—	24,195,814
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers from redeemable common stock	—	—	—	—	13,393,647	—	13,393,647
Redemption of common stock	(280,184)	(2,804)	—	—	(2,721,144)	—	(2,723,948)
Distributions declared	—	—	—	—	—	(54,296,664)	(54,296,664)
Amortization of stock-based compensation	—	—	—	—	118,145	—	118,145
Net loss for the year ended December 31, 2014	—	—	—	—	—	(25,742,292)	(25,742,292)
BALANCE, December 31, 2014	76,858,483	$768,585	1,000	$10	$680,138,132	$(203,843,497)	$477,063,230
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(25,742,292)	$(55,879,857)	$(22,559,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,681,177	48,454,178	14,957,857
Accretion of below-market leases	(163,237)	(1,108,789)	(138,703)
Amortization of deferred financing costs	1,489,834	976,198	225,614
Amortization of stock-based compensation	118,145	105,210	94,425
Amortization of loan premiums and discounts	(1,234,793)	(987,970)	(332,348)
Change in fair value of interest rate cap agreements	4,353,301	448,984	162,761
Loss on debt extinguishment	145,816	—	—
(Gain) loss on sales of real estate	(9,944,134)	21,001	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,166,924)	(15,809,338)	(4,062,793)
Rents and other receivables	8,622	(1,182,658)	(720,767)
Other assets	164,858	(3,042,967)	(1,070,522)
Accounts payable and accrued liabilities	9,023,776	22,898,966	6,816,685
Due to affiliates, net	1,822,698	2,857,909	2,064,522
Net cash provided by (used in) operating activities	48,556,847	(2,249,133)	(4,563,196)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(126,718,757)	(818,138,356)	(378,132,177)
Additions to real estate investments	(26,806,870)	(9,125,416)	(3,116,467)
Escrow deposits for pending real estate acquisitions	(3,120,400)	(12,189,020)	(374,900)
Restricted cash for investing activities	931,301	(3,966,759)	(586,078)
Purchase of interest rate caps	(863,934)	(5,778,436)	(295,870)
Proceeds from sales of real estate, net	29,761,182	68,999	—
Net cash used in investing activities	(126,817,478)	(849,128,988)	(382,505,492)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	156,238,185	476,799,000	249,104,000
Principal payments on mortgage notes payable	(71,576,167)	(16,690,976)	(14,432,386)
Borrowings from credit facility	49,000,000	62,500,000	5,000,000
Principal payments on credit facility	(35,000,000)	(67,500,000)	—
Proceeds from issuance of common stock	26,561,229	485,786,997	179,849,886
Payments of commissions on sales of common stock and related dealer manager fees to affiliates	—	(49,014,259)	(17,154,479)
Reimbursement of other offering costs to affiliates	(3,105,246)	(10,279,559)	(9,799,471)
Payment of deferred financing costs	(1,664,326)	(4,650,578)	(3,377,941)
Distributions to common stockholders	(29,491,989)	(14,302,663)	(4,375,205)
Redemptions of common stock	(2,723,948)	(1,246,300)	(417,733)
Net cash provided by financing activities	88,237,738	861,401,662	384,396,671
Net increase in cash and cash equivalents	9,977,107	10,023,541	(2,672,017)
Cash and cash equivalents, beginning of year	19,552,205	9,528,664	12,200,681
Cash and cash equivalents, end of year	$29,529,312	$19,552,205	$9,528,664

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized of $41,898, $0 and $0 for the years ended December 31, 2014, 2013 and 2012	$35,432,090	$22,183,329	$5,518,378
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$621,003	$2,715,053	$1,088,807
Assumption of mortgage notes payable to acquire real estate	$—	$115,535,815	$124,215,072
Application of escrow deposits to acquire real estate	$3,620,400	$12,864,120	$—
Premiums on assumed mortgage notes payable	$—	$3,871,543	$3,370,366
Issuance of mortgage notes payable to acquire real estate	$—	$—	$2,275,000
Increase in amounts receivable from transfer agent	$—	$(25,958,231)	$(84,905)
Increase in amounts payable to affiliates for other offering costs	$—	$2,992,333	$21,210
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$24,183,672	$11,628,045	$3,172,149
Issuance of restricted common stock to settle liability	$5,000,000	$—	$—
Decrease (increase) in redeemable common stock, net	$13,393,647	$(10,078,483)	$(2,723,947)
Increase in redeemable common stock payable	$—	$182,997	$59,884

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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
As of December 31, 2014, the Company owned 65 multifamily properties comprising a total of 16,526 apartment homes and 25,973 square feet of rentable commercial space. For more information on the Company’s real estate portfolio, see Note 3.
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
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. The Company’s board of directors may again, in its sole discretion, change the price at which the Company offers shares of common stock to its stockholders pursuant to the DRP to reflect future changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. See “—Note 14. Subsequent Events” for further information regarding the estimated value per share.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective November 20, 2014. Through December 20, 2013, the Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP for gross offering proceeds of $15,397,232.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on May 3, 2015. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2014, the Company disposed of three apartment communities. As a result, certain assets and liabilities were classified as held for sale on the consolidated balance sheets for all periods presented.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
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
DECEMBER 31, 2014

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
The Company classifies real estate assets as real estate held for sale once the criteria, as defined by GAAP, have been met.
Impairment of Real Estate Assets
The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2014, 2013 and 2012.
Rents and Other Receivables
The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain a deferred rent receivable related to the straight-lining of rents.
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
DECEMBER 31, 2014

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2014 and 2013, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2014 and 2013, the Company had a restricted cash balance of $25,478,939 and $24,978,312, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
Deferred Financing Costs
The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs over the terms of the respective financing agreements using the effective interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
As of December 31, 2014, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate caps	$—	$1,978,939	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and accrued liabilities and the revolving credit facility to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2014 and 2013, the fair value of the mortgage notes payable was $1,082,414,832 and $965,681,419, respectively, compared to the carrying value of $1,070,757,025 and $987,329,800, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ended December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). For the period from January 1, 2012 to September 9, 2012, distributions were based on daily record dates and calculated at a rate of $0.001917 per share per day and $0.001964 per share per day beginning September 10, 2012. Each day during the period from January 1, 2014 through December 31, 2014 was a record date for distributions.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Pursuant to the Advisory Agreement and the dealer manager agreement by and among the Company, the Operating Partnership and the Dealer Manager (the “Dealer Manager Agreement”), the Company was obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that, within 60 days of the end of the month in which the Public Offering terminated, the Advisor was obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the completed Public Offering exceeded 15% of gross offering proceeds of the completed Public Offering. Any reimbursement of expenses paid to the Advisor will not exceed actual expenses incurred by the Advisor. No amounts were owed to the Company by the Advisor pursuant to the Advisory Agreement.
Reimbursements to the Advisor, the Dealer Manager, or their affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering were not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company had previously deferred the reimbursements of offering costs in excess of 15% of the gross offering proceeds of the Private Offering until approval was obtained from the Company’s independent directors. On November 19, 2013, the independent directors approved the reimbursement of such excess costs from the Private Offering. Accordingly, during the year ended December 31, 2013, the Company reimbursed the Advisor $1,425,070 of previously deferred organization and offering costs of the Private Offering in excess of 15% of the gross offering proceeds raised in the Private Offering.
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2014, the Company recorded operating expenses of $980,192, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Operating expenses of $72,253 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2014.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2014 and 2013, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2014 and 2013. As of December 31, 2014, the Company’s tax returns for calendar years 2013, 2012 and 2011 remain subject to examination by major tax jurisdictions.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or (c) the component of an entity or group of components of an entity is disposed of other than by sale. This guidance also requires additional disclosures about discontinued operations and is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the new guidance for the reporting period beginning January 1, 2014. As a result of the adoption of this guidance, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on the sale of real estate that does not meet the criteria for classification as a discontinued operation would be presented on the consolidated statements of operations below income from continuing operations and income from discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede existing revenue guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for public business entities for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. The Company does not expect there to be a material impact from adopting this new guidance.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

In June 2014, the FASB issued ASU 2014-15, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period, that requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. The new guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect there to be a material impact from adopting this new guidance.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of the extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

3.	Real Estate
As of December 31, 2014, the Company owned 65 multifamily properties, encompassing in the aggregate 16,526 apartment homes and 25,973 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,624,892,557. As of December 31, 2014 and 2013, the Company’s portfolio was approximately 94.1% and 92.4% occupied and the average monthly rent was $966 and $897, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Current Year Acquisitions
During the year ended December 31, 2014, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Sycamore Terrace Apartments (Phase II)	Terre Haute, IN	3/5/2014	72	$381,657	$6,190,931	$101,569	$6,674,157
Reserve at Creekside Village	Chattanooga, TN	3/28/2014	192	1,344,233	17,178,743	352,024	18,875,000
Mapleshade Park	Dallas, TX	3/31/2014	148	3,585,171	19,131,230	608,599	23,325,000
Richland Falls	Murfreesboro, TN	5/16/2014	190	1,306,794	19,422,561	270,645	21,000,000
Oak Crossing	Fort Wayne, IN	6/3/2014	222	2,005,491	21,808,038	416,471	24,230,000
Park Shore	St. Charles, IL	9/12/2014	160	1,619,712	16,221,717	508,571	18,350,000
Tapestry Park Apartments (Phase II)	Birmingham, AL	12/1/2014	131	1,433,853	16,435,006	16,141	17,885,000
			1,115	$11,676,911	$116,388,226	$2,274,020	$130,339,157
As of December 31, 2014 and 2013, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2014
	Assets							Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Construction-in-Progress	Total Real Estate Held for Investment	Real Estate Held for Sale	Below-Market Leases
Investments in real estate	$174,102,422	$1,457,633,918	$524,712	$2,644,263	$2,048,098	$1,636,953,413	$—	$—
Less: Accumulated depreciation and amortization	—	(97,793,830)	(308,926)	(239,696)	—	(98,342,452)	—	—
Net investments in real estate and related lease intangibles	$174,102,422	$1,359,840,088	$215,786	$2,404,567	$2,048,098	$1,538,610,961	$—	$—

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

	December 31, 2013
	Assets							Liabilities
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Construction-in-Progress	Total Real Estate Held for Investment	Real Estate Held for Sale	Below-Market Leases
Investments in real estate	$162,425,511	$1,316,608,491	$15,588,747	$2,644,263	$—	$1,497,267,012	$22,616,466	$(1,410,728)
Less: Accumulated depreciation and amortization	—	(39,156,143)	(7,133,844)	(86,528)	—	(46,376,515)	(2,543,804)	1,247,491
Net investments in real estate and related lease intangibles	$162,425,511	$1,277,452,348	$8,454,903	$2,557,735	$—	$1,450,890,497	$20,072,662	$(163,237)
Depreciation and amortization expense was $69,681,177, $48,454,178 and $14,957,857 for the years ended December 31, 2014, 2013 and 2012, respectively.
Depreciation of the Company’s buildings and improvements was $59,014,085, $32,103,974 and $8,214,839 for the years ended December 31, 2014, 2013 and 2012, respectively.
Amortization of the Company’s tenant origination and absorption costs was $10,513,924, $16,263,677 and $6,743,018 for the years ended December 31, 2014, 2013 and 2012, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets was $153,168, $86,528 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the years ended December 31, 2014, 2013 and 2012 was $163,237, $1,108,789 and $138,703, respectively. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
The future amortization of the Company’s acquired other intangible assets as of December 31, 2014 and thereafter is as follows:

2015	$153,168
2016	153,168
2017	153,168
2018	153,168
2019	153,168
Thereafter	1,638,728
$2,404,568
Operating Leases
As of December 31, 2014, the Company’s real estate portfolio comprised 16,526 residential apartment homes and was 96.6% leased by a diverse group of residents. For the years ended December 31, 2014 and 2013, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 3.16 to 6.79 years.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,156,797 and $3,560,623 as of December 31, 2014 and 2013, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2014 and thereafter is as follows:

2015	$347,036
2016	350,051
2017	354,433
2018	202,540
2019	163,431
Thereafter	198,530
$1,616,021
As of December 31, 2014 and 2013, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The results of operations for the years ended ended December 31, 2014, 2013 and 2012 for the disposed properties were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the year ended December 31,
	2014	2013	2012
Revenues:
Rental income	$2,196,351	$4,097,647	$3,941,695
Tenant reimbursements and other	254,314	378,433	291,214
Total revenues	2,450,665	4,476,080	4,232,909
Expenses:
Operating, maintenance and management	989,164	1,603,413	1,529,382
Real estate taxes and insurance	255,084	495,802	468,067
Fees to affiliates	598,041	195,770	74,723
Depreciation and amortization	377,183	945,409	1,088,693
Interest expense	387,709	758,258	791,173
Loss on debt extinguishment	1,939,817	—	—
Total expenses	$4,546,998	$3,998,652	$3,952,038

4.	Deferred Financing Costs and Other Assets
As of December 31, 2014 and 2013, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	December 31, 2014	December 31, 2013
Deferred financing costs	$9,743,277	$8,440,169
Less: accumulated amortization	(2,510,317)	(1,235,886)
	7,232,960	7,204,283
Prepaid expenses	2,900,609	3,142,924
Interest rate cap agreements (Note 11)	1,978,939	5,462,561
Escrow deposits for pending real estate acquisitions	—	500,000
Other deposits	1,343,098	1,265,642
	$13,455,606	$17,575,410

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

5.	Debt
Notes Payable
The following is a summary of notes payable secured by real property as of December 31, 2014 and 2013:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2014	December 31, 2013
1	Lincoln Tower(2)	Principal and interest	May 1, 2019	3.66%	$—	$8,434,054
2	Park Place	Interest only	July 1, 2018	3.50%	4,890,069	4,938,136
3	Arbor Pointe(2)	Principal and interest	June 1, 2018	4.86%	—	5,006,199
4	Clarion Park	Principal and interest	July 1, 2018	4.58%	8,479,259	8,632,301
5	Cooper Creek	Principal and interest(3)	September 1, 2018	3.89%	6,500,887	6,624,725
6	Truman Farm Villas	Principal and interest(3)	January 1, 2019	3.78%	5,709,615	5,818,457
7	Prairie Walk(2)	Principal and interest(3)	January 1, 2019	3.74%	—	3,899,807
8	EBT Lofts	Principal and interest(3)	January 1, 2019	3.82%	5,397,291	5,499,432
9	Windsor on the River(4)(5)	Principal and interest(3)	June 1, 2024	1-Mo LIBOR + 2.09%	23,500,000	23,500,000
10	Renaissance St. Andrews	Principal and interest(3)	January 1, 2023	3.85%	8,937,635	9,084,000
11	Spring Creek(6)	Principal and interest	February 1, 2018	4.88%	13,577,868	13,912,669
12	Montclair Parc	Principal and interest	May 1, 2019	3.70%	23,827,037	24,305,671
13	Sonoma Grande	Principal and interest(7)	June 1, 2019	3.31%	22,324,719	22,540,000
14	Estancia(6)	Interest only	October 1, 2017(8)	5.94%	21,485,523	21,844,621
15	Montelena(6)	Principal and interest(9)	August 1, 2018	4.82%	12,290,751	12,614,683
16	Valley Farms	Principal and interest	January 1, 2020	4.25%	10,068,528	10,244,494
17	Hilliard Park	Principal and interest(3)	October 1, 2022	3.62%	13,563,481	13,818,616
18	Hilliard Summit	Principal and interest(3)	October 1, 2022	3.56%	16,436,620	16,749,262
19	Springmarc	Principal and interest(3)	November 1, 2019	3.69%	15,166,129	15,446,452
20	Ashley Oaks(5)	Principal and interest(3)	November 1, 2021	1-Mo LIBOR + 2.35%	21,296,125	21,680,010

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2014	December 31, 2013
21	Arrowhead	Principal and interest(3)	December 1, 2019	3.38%	$12,321,880	$12,562,000
22	The Moorings	Principal and interest(3)	December 1, 2019	3.37%	14,896,178	15,187,000
23	Forty-57	Principal and interest(10)	January 1, 2023	3.73%	38,500,000	38,500,000
24	Keystone Farms	Principal and interest(3)	January 1, 2023	3.86%	6,100,287	6,200,000
25	Riverford Crossing	Principal and interest(10)	January 1, 2023	3.78%	21,900,000	21,900,000
26	South Pointe(11)	Principal and interest(10)	October 1, 2021	5.00%	1,155,185	—
27	Montecito	Principal and interest(3)	January 1, 2020	3.47%	14,003,890	14,250,000
28	Hilliard Grand	Principal and interest	August 1, 2052	5.59%	28,832,151	29,050,224
29	The Hills at Fair Oaks	Principal and interest(10)	February 1, 2023	4.02%	24,767,000	24,767,000
30	Library Lofts	Principal and Interest	April 1, 2020	3.66%	8,941,943	9,113,640
31	Trails at Buda Ranch(5)	Principal and interest(3)	April 1, 2023	1-Mo LIBOR + 2.42%	16,821,368	17,030,000
32	Deep Deuce at Bricktown Apartments(6)	Principal and interest	April 1, 2018	5.04%	23,902,012	24,603,299
33	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,737,193	2,779,688
34	Deer Valley(5)	Principal and interest(3)	May 1, 2023	1-Mo LIBOR + 2.40%	20,645,873	20,875,000
35	Grayson Ridge(5)	Principal and interest(3)	July 1, 2020	1-Mo LIBOR + 2.63%	10,631,586	10,725,000
36	Rosemont at Olmos Park(5)	Principal and interest(10)	July 1, 2020	1-Mo LIBOR + 2.65%	14,667,462	15,100,000
37	Retreat at Quail North(6)	Principal and interest	January 1, 2053	4.80%	17,029,692	17,190,827
38	The Lodge at Trails Edge(6)	Principal and interest	November 1, 2020	4.47%	10,744,647	10,965,388
39	The Lodge at Trails Edge — Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,912,449	1,936,199
40	Arbors of Carrollton(6)	Principal and interest	December 1, 2020	4.83%	5,289,656	5,395,471
41	Arbors of Carrollton — Supplemental Loan	Principal and interest	December 1, 2020	4.83%	971,423	986,624
42	Waterford on the Meadow(6)	Principal and interest	December 1, 2020	4.70%	13,885,425	14,154,991
43	Waterford on the Meadow — Supplemental Loan	Principal and interest	December 1, 2020	4.78%	2,718,243	2,761,194
44	The Belmont(6)	Principal and interest	March 1, 2021	5.91%	9,295,899	9,498,460

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	December 31, 2014	December 31, 2013
45	Meritage at Steiner Ranch(5)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.47%	$55,198,913	$55,500,000
46	Tapestry Park(5)(12)	Principal and interest(3)	June 1, 2022	1-Mo LIBOR + 2.44%	34,725,000	23,100,000
47	Dawntree(6)	Principal and interest(13)	August 6, 2021	5.48%	15,833,312	16,022,763
48	Stuart Hall(5)	Principal and interest(3)	September 1, 2020	1-Mo LIBOR + 2.75%	12,350,045	12,407,000
49	BriceGrove Park(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.58%	14,932,281	14,985,000
50	Cantare at Indian Lake Village	Principal and interest(3)	August 1, 2024	1-Mo LIBOR + 1.62%	18,850,000	—
51	Landing at Mansfield(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.69%	22,671,543	22,750,000
52	The Heights(5)	Principal and interest(3)	October 1, 2020	1-Mo LIBOR + 2.60%	28,912,294	29,014,000
53	Villas at Huffmeister(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	25,917,180	25,963,000
54	Villas at Kingwood(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.68%	28,055,400	28,105,000
55	Waterford Place at Riata Ranch(5)	Principal and interest(3)	November 1, 2020	1-Mo LIBOR + 2.64%	16,310,966	16,340,000
56	Carrington Place(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	22,376,000	22,376,000
57	Carrington at Champion Forest(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	22,959,000	22,959,000
58	Carrington Park(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.16%	17,717,000	17,717,000
59	Willow Crossing(5)	Principal and interest(10)	December 1, 2023	1-Mo LIBOR + 2.20%	43,500,000	43,500,000
60	Heritage Grand at Sienna Plantation(6)	Principal and interest	January 1, 2053	4.65%	16,697,112	16,845,443
61	Audubon Park(5)	Principal and interest(10)	January 1, 2024	1-Mo LIBOR + 2.41%	11,760,000	11,760,000
62	Mallard Crossing(5)	Principal and interest(3)	January 1, 2021	1-Mo LIBOR + 2.57%	27,860,000	27,860,000
63	Renaissance at Carol Stream(5)	Principal and interest(3)	February 1, 2021	1-Mo LIBOR + 2.36%	20,440,000	—
64	Mapleshade Park(5)	Principal and interest(14)	April 1, 2021	1-Mo LIBOR + 2.15%	15,161,000	—
65	Richland Falls	Principal and interest(10)	May 16, 2017(8)	Variable(15)	13,800,000	—
66	Oak Crossing(5)	Interest only	July 1, 2024	1-Mo LIBOR + 1.63%	15,762,000	—
67	Park Shore(5)	Interest only	October 1, 2021	1-Mo LIBOR + 1.87%	12,845,000	—
					$1,070,757,025	$987,329,800

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

_______________

(1)
Except as otherwise noted, interest on the notes accrues at a fixed rate per annum. At December 31, 2014, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.30% and 2.53%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.36% as of December 31, 2014.

(2)
The Lincoln Tower Apartments, Arbor Pointe Apartments, and Prairie Walk Apartments were sold on June 27, 2014, July 1, 2014 and August 6, 2014, respectively, and the mortgage notes payable were repaid in full on the respective date of sale with proceeds from the sale. Upon the early extinguishment of the Lincoln Tower, Arbor Pointe, and Prairie Walk mortgage notes payable, a loss on debt extinguishment of $891,885, $676,888, and $371,044, respectively, was recorded on the consolidated statements of operations, including a prepayment penalty of $796,227, $649,825 and $347,949, respectively, and an expense of the net deferred financing costs of $95,658, $27,063 and $23,095, respectively.

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

(5)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(6)
The following table summarizes the debt premiums and discounts as of December 31, 2014, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Property Name	Unamortized Portion of Debt Premium (Discount) as of December 31, 2014	Amortization of Debt Premium (Discount) During the Year Ended December 31,
		2014	2013	2012
Spring Creek	$313,649	$101,429	$101,428	$82,342
Estancia	985,523	359,097	359,096	181,544
Montelena	525,060	146,368	146,368	68,462
Deep Deuce at Bricktown	1,020,989	315,193	239,784	—
Retreat at Quail North	457,934	12,034	6,385	—
The Lodge at Trails Edge	93,162	15,872	8,686	—
Arbors of Carrollton	147,552	24,938	12,469	—
Waterford on the Meadow	298,483	50,448	25,224	—
The Belmont	579,533	94,225	40,780	—
Dawntree	713,778	126,985	48,131	—
Heritage Grand at Sienna Plantation	(448,865)	(11,796)	(381)	—
	$4,686,798	$1,234,793	$987,970	$332,348

(7)	A monthly payment of interest only was due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

(8)	The Company has the option to extend the maturity date for 12 months from the original maturity date, subject to customary and market rate extension provisions.

(9)	A monthly payment of interest only was due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(10)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(11)
On September 11, 2014, the Company obtained a loan from Farmers & Merchants Bank of Long Beach in an amount up to a maximum principal balance of $9,720,000 to finance a portion of the development and construction of an additional 96 apartment units at the Southpointe Property, which was acquired by the Company on December 28, 2012.

(12)
On December 1, 2014, the Company acquired Tapestry Park Apartments (Phase II) for a total purchase price of $17,885,000. The Company’s strategy is to operate and manage Tapestry Park Apartments and Tapestry Park Apartments (Phase II) as a single property. In conjunction with the Tapestry Park Apartments (Phase II) acquisition, the Company’s existing mortgage loan secured by Tapestry Park Apartments in the amount of $23,100,000 was repaid in full and replaced with a new mortgage loan in the aggregate principal amount of $34,725,000. The same lender originated the mortgage loans for the existing and new loans. The Company accounted for this transaction as a debt modification, in accordance with GAAP.

(13)	A monthly payment of interest only is due and payable through August 6, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(14)	A monthly payment of interest only is due and payable for 36 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(15)
The Company has the option to select the interest rate at the end of each LIBOR interest period (as defined in the note agreement) from the following options: (1) 0.85% plus the highest of (A) the Prime Rate (as defined in the note agreement), (B) the sum of the Federal Funds Rate (as defined in the note agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% (the “Base Rate Option”) or (2) LIBOR plus 1.85% (the “LIBOR Option”). If the LIBOR Option is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. The margin rate under each option may be reduced by 20 basis points if the property achieves occupancy in excess of 90% for 90 consecutive days. As of December 31, 2014, the Company had elected the LIBOR Option using one-month LIBOR.

Revolving Credit Facility
The Company entered into a revolving line of credit pursuant to a Loan Agreement with PNC Bank, N.A. (“PNC Bank”) to borrow up to $20,000,000. Each advance under the facility is due within 180 days from the date of the advance. On July 18, 2014, the Company and PNC Bank amended the Loan Agreement to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension.
For each advance, the Company had the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the Loan Agreement), (B) the sum of the Federal Funds Rate (as defined in the Loan Agreement) plus 0.5%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options was selected by the Company, the Company could select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the Loan Agreement) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

LIBOR Interest Period (as defined in the Loan Agreement) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected the LIBOR Option and the in-place interest rate was 1.77% as of December 31, 2014.
As of December 31, 2014 and 2013, $14,000,000 and $0 was outstanding under the credit facility, respectively.
The following is a summary of the Company’s aggregate maturities as of December 31, 2014:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt obligations(1)	$1,080,070,227	$14,106,234	$29,835,302	$51,817,023	$83,280,961	$127,507,710	$773,522,997
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2014 and 2013, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense of $40,412,744, $24,308,402 and $6,291,193, respectively. Interest expense for the years ended December 31, 2014, 2013 and 2012 includes amortization of deferred financing costs of $1,489,834, $976,198 and $225,614, amortization of loan premiums and discounts of $1,234,793, $987,970 and $332,348, net unrealized loss from the change in fair value of interest rate caps of $4,353,301, $448,984 and $162,761, and capitalized interest of $41,898, $0 and $0, respectively. Interest expense of $2,870,380 and $2,539,966 was payable as of December 31, 2014 and 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception through December 31, 2014, the Company had issued 76,732,387 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,142, net of offering costs of $95,845,468, including 4,073,751 shares of common stock pursuant to the DRP, for total proceeds of $39,580,769. Offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $0 and $26,549,087 of amounts receivable from the Company’s transfer agent as of December 31, 2014 and 2013, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The activity for the years ended December 31, 2014, 2013 and 2012 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting is as follows:

	2014	2013	2012
Nonvested shares at the beginning of the year	18,750	20,625	12,500
Granted shares	10,000	10,000	17,500
Vested shares	(11,875)	(11,875)	(9,375)
Nonvested shares at the end of the year	16,875	18,750	20,625
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2014, 2013 and 2012 is as follows:

Grant Year	Weighted Average Fair Value
2012	$9.23
2013	10.24
2014	10.24
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
Included in general and administrative expenses is $118,145, $105,210 and $94,425 for the years ended December 31, 2014, 2013 and 2012, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining vesting term of the restricted common stock is 1.44 years as of December 31, 2014.
On November 15, 2012, the Company entered into a Stock Purchase Plan (the “Plan”) with Ella S. Neyland, the Company’s President and a member of the Company’s board of directors, whereby Ms. Neyland agreed to invest $5,530 for 600 shares of common stock pursuant to the Company’s Public Offering on the first day of each fiscal quarter. The shares were purchased pursuant to the Plan at a price of $9.22 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.The Plan terminated on November 15, 2013. As of December 31, 2014, Ms. Neyland had cumulatively purchased 2,400 shares for $22,118 pursuant to the Plan.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of restricted stock was $5,000,000 as of December 31, 2014.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2014 and 2013, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors had approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company’s common stock are issued pursuant to the DRP at a price of $9.73 per share. Effective with distributions earned beginning on December 1, 2014, the Company’s board of directors elected to suspend the DRP. As a result, all distributions will be paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, in its sole discretion, from time to time, reinstate the DRP, although there is no assurance as to if or when this will happen, change this price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
No sales commissions or dealer manager fees are payable on shares sold through the DRP.
Our distribution reinvestment plan was suspended by our board of directors effective November 20, 2014.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the most recently determined Estimated Value per Share when the share repurchase plan is in effect.

(3)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase plan were further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock were made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests were honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders could withdraw their repurchase request at any time up to three business days prior the Repurchase Date. During the year ended December 31, 2014, the Company redeemed a total of 280,185 shares with a total redemption value of $2,723,947 and received requests for the redemption of 215,685 shares with a total redemption value of $2,110,525. During the year ended December 31, 2013, the Company redeemed a total of 129,239 shares with a total redemption value of $1,246,300 and received requests for the redemption of 154,518 shares with a total redemption value of $1,466,812.
The Company could not guarantee that the funds set aside for the share repurchase plan would be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company did not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests had been submitted in any quarter, priority was given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchased less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which had not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases could be made pursuant to the limitations of the share repurchase plan and when sufficient funds were available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company was not obligated to repurchase shares of the Company’s common stock under the share repurchase plan. In no event would redemptions under the share repurchase plan exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. There was no fee in connection with a repurchase of shares of the Company’s common stock.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

The aggregate amount of repurchases under the Company’s share repurchase plan was not expected to exceed the aggregate proceeds received from the sale of shares pursuant to the DRP. However, if this amount was not sufficient to fund repurchase requests, subject to the 5% limitation outlined above, the Company’s board of directors could, in its sole discretion, choose to use other sources of funds to repurchase shares of the Company’s common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds were not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets.
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
Pursuant to the share repurchase plan, for the year ended December 31, 2014, the Company reclassified $13,393,647, net of $2,723,947 of fulfilled redemption requests, from temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets, to permanent equity. For the year ended December 31, 2013, the Company reclassified $10,078,483, net of $1,246,300 of fulfilled redemption requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase plan, effective November 20, 2014. As a result, the Company has not processed redemption requests received after such date. The Company’s board of directors may in the future reinstate the share repurchase plan, although there is no assurance as to if or when this will happen.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, in order to provide additional available funds to pay distributions, the Company’s obligation to pay up to $5,000,000 of fees due to the Advisor pursuant to the Advisory Agreement was deferred. If, during any calendar quarter during the Public Offering, the distributions paid by the Company exceeded funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, plus (1) any acquisition expenses and acquisition fees expensed that are related to any property, loan or other investment acquired or expected to be acquired, and (2) any non-operating, non-cash charges incurred, such as impairments of property or loans, any other than temporary impairments of marketable securities, or other similar charges, for the quarter, which is defined in the Advisory Agreement as “Adjusted Funds From Operations,” the payment of fees the Company was obligated to pay the Advisor were deferred in an amount equal to the amount by which distributions paid to stockholders for the quarter exceeded Adjusted Funds From Operations for such quarter up to an amount equal to a 7.0% cumulative non-compounded annual return on stockholders’ invested capital, pro-rated for such quarter. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock to the Advisor, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of December 31, 2014 and 2013, $0 and $5,000,000, respectively, of fees had been deferred pursuant to the Advisory Agreement.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Distributions declared for the years ended December 31, 2014 and 2013 were $54,296,664 and $28,645,761, including $22,220,101 and $11,628,045, or 2,283,669 shares and 1,195,071 shares, respectively, of common stock issued pursuant to the DRP.
As of December 31, 2014 and 2013, $4,679,455 and $4,058,452 distributions declared were payable, which included $0 and $1,963,570 of distributions reinvested pursuant to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2014 and 2013, the Company paid cash distributions of $29,491,989 and $14,302,663, which related to distributions declared for each day in the period from December 1, 2013 through November 30, 2014 and December 1, 2012 through November 30, 2013, respectively. Additionally, for the years ended December 31, 2014 and 2013, 2,485,476 and 1,195,071 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $24,183,672 and $11,628,045, respectively. For the years ended December 31, 2014 and 2013, the Company paid total distributions of $53,675,661 and $25,930,708.

7.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Net loss attributable to the Company	$(25,742,292)	$(55,879,857)	$(22,559,927)
Less: dividends declared on participating securities	203,990	—	—
Net loss attributable to common stockholders	(25,946,282)	(55,879,857)	(22,559,927)
Weighted average common shares outstanding - basic and diluted	75,450,215	40,169,940	12,238,094
Loss per common share - basic and diluted	$(0.34)	$(1.39)	$(1.84)
As of December 31, 2014, the Company excluded 488,281.25 of unvested restricted common shares outstanding from the calculation of diluted loss per common share as the effect would have been antidilutive.

8.	Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments) and the Public Offering that terminated on December 20, 2013. Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Incurred For the Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$13,252,309	$7,409,393	$1,887,866
Acquisition fees(1)	3,251,400	19,148,107	10,131,220
Acquisition expenses(2)	587,513	4,433,861	1,033,301
Property management
Fees(1)	5,802,772	3,226,878	960,968
Reimbursement of onsite personnel(3)	17,841,495	9,343,021	3,004,041
Other fees(1)	1,617,440	929,359	147,504
Other operating expenses(4)	980,195	3,561,399	1,427,993
Disposition fees(5)	463,688	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	1,391,360	421,776	—
Additional paid-in-capital
Other offering costs reimbursement	—	13,271,892	9,820,681
Selling commissions	—	31,187,852	10,895,367
Dealer management fees	—	17,826,407	6,259,112
	$45,188,172	$110,759,945	$45,568,053
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Amounts attributable to the Advisor and its affiliates incurred and paid for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Paid For the Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations:
Expensed
Investment management fees	$16,627,339	$4,630,082	$383,359
Acquisition fees	3,296,422	19,436,769	9,876,075
Acquisition expenses	583,511	4,577,909	997,180
Property management
Fees	5,717,813	2,960,930	834,537
Reimbursement of onsite personnel	17,827,185	8,976,013	2,848,511
Other fees	1,585,747	899,579	132,064
Other operating expenses	915,618	3,712,827	1,456,646
Disposition fees	463,688	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	1,348,151	421,776	—
Additional paid-in-capital
Other offering costs reimbursement	3,105,246	10,279,559	9,799,471
Selling commissions	—	31,187,852	10,895,367
Dealer management fees	—	17,826,407	6,259,112
	$51,470,720	$104,909,703	$43,482,322

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2014 and 2013 are as follows:

	Payable as of
	December 31, 2014	December 31, 2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,155,012	$4,530,042
Acquisition fees(2)	603,400	648,422
Acquisition expenses	4,002	—
Property management
Fees	501,540	416,581
Reimbursement of onsite personnel	583,161	568,851
Other fees	76,913	45,220
Other operating expenses	72,253	7,676
Disposition fees	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	43,209	—
Additional paid-in-capital
Other offering costs reimbursement	—	3,105,246
Selling commissions	—	—
Dealer management fees	—	—
	$3,039,490	$9,322,038
________________

(1)
Investment management fees earned by the Advisor totaling $0 and $4,351,578 were deferred as of December 31, 2014 and 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining investment management fees of $1,155,012 and $178,464 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.

(2)
Acquisition fees earned by the Advisor totaling $0 and $648,422 were deferred as of December 31, 2014 and 2013, respectively, pursuant to the terms of the Advisory Agreement. The remaining acquisition fees of $603,400 and $0 were due and payable and are included in due to affiliates in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.

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
DECEMBER 31, 2014

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
Pursuant to the Advisory Agreement, the Company was obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company in connection with the Public Offering, provided that the Advisor was obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds raised in the completed Public Offering. No amounts were owed to the Company by the Advisor pursuant to the Advisory Agreement.
Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company elected not to make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval was obtained from the independent directors of the Company. On November 19, 2013, the independent directors approved the reimbursement of the organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering. Accordingly, the Company reimbursed the Advisor $1,425,070 for such organization and offering costs in 2013. From inception through December 31, 2014, the total offering costs incurred by the Advisor or its affiliates and reimbursed by the Company with respect to the Private Offering was $2,301,719.
The amount of reimbursable organization and offering (“O&O”) costs related to the Public Offering that have been paid or recognized from inception through December 31, 2014 is as follows:

	Amount	Percentage of Gross Public Offering Proceeds
Gross offering proceeds from Public Offering (excluding DRP):	$729,992,516	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$109,498,877	15.00%
O&O expenses recorded
Sales commissions paid	44,413,086	6.08%
Broker dealer fees paid	25,428,455	3.48%
Public offering cost reimbursements	20,596,961	2.82%
Public offering cost reimbursements accrual	3,105,247	0.43%
Organizational cost reimbursements	100,738	0.01%
Total O&O costs reimbursements recorded by the company	$93,644,487	12.83%
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
DECEMBER 31, 2014

the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of FINRA.
Organization costs are expensed as incurred. From inception until the Company terminated the Public Offering on December 20, 2013, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the years ended December 31, 2014, 2013 and 2012.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the years ended December 31, 2014, 2013 and 2012, the Advisor did not incur any costs related to the Private Offering, however, during the quarter ended December 31, 2013, the Company reimbursed the Advisor for $1,425,070 of previously deferred offering costs related to the Private Offering. From inception through December 31, 2014, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719.
For the year ended December 31, 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 30, 2013. For the years ended December 31, 2014, 2013 and 2012, the Company reimbursed the Advisor $0, $60,861,080 and $26,987,107, respectively, of offering costs related to the Public Offering, including $0, $3,203,872 and $1,458,000 of amounts paid to Crossroads for certain offering services provided to the Company.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through December 31, 2014, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749. The Company accrued $0 and $3,105,246 for the reimbursement of offering costs in the financial statements as of December 31, 2014 and 2013, respectively.
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
DECEMBER 31, 2014

registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.50% to 3.75% of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including benefit administration and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company's properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
Other Operating Expense Reimbursement
In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred by the Advisor in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to the Company’s executive officers.
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
DECEMBER 31, 2014

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
For the year ended December 31, 2014, the Advisor and its affiliates incurred $980,192 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $980,192, none of which were in excess of the 2%/25% Limitation and are included in the $6,896,519 of general and administrative expenses recognized by the Company. As of December 31, 2014, the Company’s total operating expenses were 0.1% of its average invested assets and 3.8% of its net loss.
For the year ended December 31, 2013, the Advisor and its affiliates incurred $3,561,399 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $3,561,399, none of which were in excess of the 2%/25% Limitation, and $2,571,910 of previously deferred operating expenses, all of which are included in the $7,106,568 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2012, the Advisor and its affiliates incurred $1,427,993 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $930,187, none of which were in excess of the 2%/25% Limitation and are included in the $3,085,470 of general and administrative expenses recognized by the Company.
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
Selling Commissions and Dealer Manager Fees
Pursuant to the terms of the Dealer Manager Agreement, the Company paid the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager was also able to reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Company did not pay any selling commissions or dealer manager fees to the Dealer Manager for the year ended December 31, 2014 because the Public Offering terminated on December 20, 2013.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Restricted Stock Agreement
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above.

9.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2014 and 2013, except those awards granted to the independent directors as described below.
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
On August 8, 2012, the Company granted each of the three then independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On October 1, 2012, the Company granted 5,000 shares of restricted common stock to each of its two new independent directors. On August 7, 2013, the Company granted each of the four independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On August 5, 2014, the Company granted each of the four independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. In addition to the shares granted under the independent directors’ compensation plan, one of the independent directors elected to receive 50% of director compensation in stock through December 31, 2011. The Company recorded stock-based compensation expense of $118,145, $105,210 and $94,425 for the years ended December 31, 2014, 2013 and 2012 respectively.

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
DECEMBER 31, 2014

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
DECEMBER 31, 2014

11.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of December 31, 2014, the Company had 27 interest rate caps with notional amounts totaling $577,961,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2014 and 2013:

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of December 31,
Property	Type	Purpose				Based on			2014	2013
Ashley Oaks	Cap	Cap Floating Rate	10/24/2011	11/1/2016	$21,712,000	One-Month LIBOR	0.17%	5.00%	$1,291	$19,729
Trails at Buda Ranch	Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.17%	2.00%	138,826	335,483
Deer Valley	Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.17%	2.00%	183,111	439,064
Grayson Ridge	Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.17%	2.00%	43,957	115,262
Rosemont at Olmos Park	Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.17%	2.00%	63,491	164,538
Meritage at Steiner Ranch	Cap	Cap Floating Rate	8/6/2013	9/1/2017	55,500,000	One-Month LIBOR	0.17%	2.00%	305,347	715,411
Tapestry Park	Cap	Cap Floating Rate	9/23/2013	10/1/2017	23,100,000	One-Month LIBOR	0.17%	3.56%	39,380	154,735
Stuart Hall	Cap	Cap Floating Rate	8/27/2013	9/1/2017	12,407,000	One-Month LIBOR	0.17%	3.50%	10,624	62,083
BriceGrove Park	Cap	Cap Floating Rate	9/24/2013	10/1/2017	14,985,000	One-Month LIBOR	0.17%	3.42%	30,337	110,612
Landing at Mansfield	Cap	Cap Floating Rate	9/27/2013	10/1/2017	22,750,000	One-Month LIBOR	0.17%	2.50%	92,718	251,548
The Heights	Cap	Cap Floating Rate	9/30/2013	10/1/2017	29,014,000	One-Month LIBOR	0.17%	2.50%	103,812	312,618
Villas at Huffmeister	Cap	Cap Floating Rate	10/10/2013	11/1/2017	25,963,000	One-Month LIBOR	0.17%	2.50%	103,746	303,798
Villas at Kingwood	Cap	Cap Floating Rate	10/10/2013	11/1/2017	28,105,000	One-Month LIBOR	0.17%	2.50%	112,305	328,862
Waterford Place at Riata Ranch	Cap	Cap Floating Rate	10/10/2013	11/1/2017	16,340,000	One-Month LIBOR	0.17%	2.50%	65,293	191,198

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of December 31,
Property	Type	Purpose				Based on			2014	2013
Carrington Place	Cap	Cap Floating Rate	11/7/2013	11/30/2014	$22,376,000	One-Month LIBOR	0.17%	2.00%	$81,621	$302,878
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Carrington at Champion Forest	Cap	Cap Floating Rate	11/7/2013	11/30/2014	22,959,000	One-Month LIBOR	0.17%	2.00%	83,747	310,770
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Carrington Park	Cap	Cap Floating Rate	11/7/2013	11/30/2014	17,717,000	One-Month LIBOR	0.17%	2.00%	64,626	239,815
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Willow Crossing	Cap	Cap Floating Rate	11/20/2013	11/30/2014	43,500,000	One-Month LIBOR	0.17%	2.00%	74,581	448,006
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.65%
Audubon Park	Cap	Cap Floating Rate	12/27/2013	12/31/2014	11,760,000	One-Month LIBOR	0.17%	2.00%	22,879	184,362
				12/31/2015				2.75%
				12/31/2016				3.50%
				12/31/2017				4.25%
				1/1/2019				4.75%
Mallard Crossing	Cap	Cap Floating Rate	12/27/2013	12/31/2014	27,860,000	One-Month LIBOR	0.17%	2.00%	68,863	350,479
				12/31/2015				2.50%
				12/31/2016				3.00%
				1/1/2018				3.40%
Renaissance at Carol Stream	Cap	Cap Floating Rate	1/9/2014	1/31/2015	20,440,000	One-Month LIBOR	0.17%	2.00%	46,166	—
				1/31/2016				2.50%
				1/31/2017				3.00%
				2/1/2018				3.64%
Mapleshade Park	Cap	Cap Floating Rate	3/31/2014	3/31/2015	15,161,000	One-Month LIBOR	0.17%	2.50%	7,404	—
				3/31/2016				3.00%
				4/1/2017				3.57%
Windsor on the River(1)	Cap	Cap Floating Rate	5/9/2014	5/31/2015	23,500,000	One-Month LIBOR	0.17%	2.00%	54,950	121,310
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.86%

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

			Effective Date	Maturity Date	Notional Amount		Variable Rate	Cap Rate	Fair Value as of December 31,
Property	Type	Purpose				Based on			2014	2013
Oak Crossing	Cap	Cap Floating Rate	6/3/2014	5/31/2015	$15,762,000	One-Month LIBOR	0.17%	2.00%	$60,823	$—
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/3/2018				3.50%
Cantare at Indian Lake Village	Cap	Cap Floating Rate	7/9/2014	7/31/2015	18,850,000	One-Month LIBOR	0.17%	2.00%	66,969	—
				7/31/2016				2.50%
				7/31/2017				3.00%
				8/1/2018				3.50%
Park Shore	Cap	Cap Floating Rate	9/12/2014	9/30/2015	12,845,000	One-Month LIBOR	0.17%	2.00%	23,244	—
				9/30/2016				2.50%
				10/1/2017				3.00%
Tapestry Park	Cap	Cap Floating Rate	12/1/2014	10/1/2017	11,625,000	One-Month LIBOR	0.17%	2.81%	28,828	—
					$577,961,000				$1,978,939	$5,462,561
_________________
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
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2014 and 2013 resulted in an unrealized loss of $4,353,301 and $448,984, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate caps of $1,978,939 and $5,462,561 are included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.

12.	Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired seven properties during the year ended December 31, 2014. These properties contributed $7,043,199 of revenues and $2,128,011 of net loss, including $4,279,615 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2014. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2014	2013
Revenues	$202,656,889	$125,027,746
Net (loss) income	$(20,960,767)	$(55,852,848)
Loss per common share - basic and diluted	$(0.27)	$(0.73)
Weighted-average number of common shares outstanding, basic and diluted	76,858,483	76,858,483
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the year ended December 31, 2014 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

13.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the year ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenues	$45,679,704	$49,224,059	$50,217,617	$50,808,476	$195,929,856
Net loss	(14,082,911)	(3,653,679)	(3,337,573)	(4,668,129)	(25,742,292)
Loss per common share, basic and diluted	(0.19)	(0.05)	(0.05)	(0.05)	(0.34)
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718
2013
Revenues	$18,590,756	$22,370,453	$28,761,843	$39,378,465	$109,101,517
Net loss	(8,591,901)	(7,746,115)	(14,707,104)	(24,834,737)	(55,879,857)
Loss per common share, basic and diluted	(0.34)	(0.24)	(0.34)	(0.42)	(1.39)
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718

14.	Subsequent Events
Distributions Paid
On January 2, 2015, the Company paid distributions of $4,679,455, which related to distributions declared for each day in the period from December 1, 2014 through December 31, 2014. All such distributions were paid in cash.
On February 2, 2015, the Company paid distributions of $4,679,536, which related to distributions declared for each day in the period from January 1, 2015 through January 31, 2015. All such distributions were paid in cash.
On March 2, 2015, the Company paid distributions of $4,226,611, which related to distributions declared for each day in the period from February 1, 2015 through February 28, 2015. All such distributions were paid in cash.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2014

Estimated Value per Share
On March 10, 2015, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2014

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)
Park Place	Des Moines, IA	100%	$4,890,068	$500,000	$7,823,400	$8,323,400	$884,955	$410,000	$7,983,975	$8,393,975	$(1,387,684)	1986	12/22/10
Clarion Park	Olathe, KS	100%	8,479,259	1,470,991	9,744,009	11,215,000	393,950	1,470,991	9,856,044	11,327,035	(1,416,084)	1994	6/28/11
Cooper Creek	Louisville, KY	100%	6,500,887	593,610	9,826,390	10,420,000	368,869	593,610	10,011,049	10,604,659	(1,353,731)	1997	8/24/11
Truman Farm Villas	Grandview, MO	100%	5,709,615	842,987	8,257,013	9,100,000	657,659	842,987	8,674,043	9,517,030	(1,164,524)	2008	12/22/11
EBT Lofts	Kansas City, MO	100%	5,397,291	460,362	8,114,638	8,575,000	166,929	460,362	7,939,249	8,399,611	(931,145)	1899	12/30/11
Windsor on the River	Cedar Rapids, IA	100%	23,500,000	3,381,946	29,618,054	33,000,000	1,029,987	3,381,946	29,455,112	32,837,058	(3,410,922)	1982	1/26/12
Renaissance St. Andrews	Louisville, KY	100%	8,937,635	838,685	11,661,315	12,500,000	566,328	838,685	11,985,239	12,823,924	(1,432,097)	2001	2/17/12
Spring Creek of Edmond	Edmond, OK	100%	13,577,868	2,346,503	17,602,343	19,948,846	421,027	2,346,503	17,617,978	19,964,481	(2,064,948)	1974	3/9/12
Montclair Parc	Oklahoma City, OK	100%	23,827,037	3,325,556	32,424,444	35,750,000	766,735	3,325,556	32,005,584	35,331,140	(3,322,130)	1999	4/26/12
Sonoma Grande	Tulsa, OK	100%	22,324,719	2,737,794	29,462,206	32,200,000	316,727	2,737,794	29,229,320	31,967,114	(3,081,080)	2009	5/24/12
Estancia	Tulsa, OK	100%	21,485,523	2,544,634	27,240,628	29,785,262	328,928	2,544,634	27,047,992	29,592,626	(2,715,117)	2006	6/29/12
Montelena	Round Rock, TX	100%	12,290,751	1,860,351	17,375,907	19,236,258	646,730	1,860,351	17,567,477	19,427,828	(1,728,189)	1998	7/13/12
Valley Farms	Louisville, KY	100%	10,068,528	724,771	14,375,229	15,100,000	220,883	724,771	14,335,523	15,060,294	(1,314,942)	2007	8/30/12
Hilliard Park	Hilliard, OH	100%	13,563,481	1,413,437	18,484,692	19,898,129	441,052	1,413,437	18,520,423	19,933,860	(1,643,031)	2000	9/11/12
Sycamore Terrace	Terre Haute, IN	100%	—	1,321,194	21,852,963	23,174,157	129,059	1,321,194	21,536,437	22,857,631	(1,650,456)	2011/2013	9/20/12, 3/5/14
Hilliard Summit	Hilliard, OH	100%	16,436,620	1,536,795	22,639,028	24,175,823	105,340	1,536,795	22,295,716	23,832,511	(1,950,811)	2012	9/28/12
Springmarc Apartments	San Marcos, TX	100%	15,166,129	1,917,909	20,027,929	21,945,838	89,228	1,917,909	19,685,279	21,603,188	(1,742,485)	2008	10/19/12
Renaissance at St. Andrews Condos	Louisville, KY	100%	—	92,255	1,282,745	1,375,000	274,302	92,255	1,530,382	1,622,637	(140,936)	2001	10/31/12
Ashley Oaks	San Antonio, TX	100%	21,296,125	3,819,796	26,970,204	30,790,000	1,911,719	3,819,796	28,146,141	31,965,937	(2,504,895)	1985	11/29/12
Arrowhead	Palatine, IL	100%	12,321,880	2,094,728	14,655,272	16,750,000	272,208	2,094,728	14,524,881	16,619,609	(1,216,516)	1976	11/30/12
Moorings, The	Roselle, IL	100%	14,896,178	2,250,208	17,999,792	20,250,000	417,783	2,250,208	17,996,109	20,246,317	(1,461,918)	1976	11/30/12

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2014

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)
Forty 57	Lexington, KY	100%	$38,500,000	$3,055,614	$49,444,386	$52,500,000	$592,074	$3,055,614	$49,274,575	$52,330,189	$(3,955,796)	2008	12/20/12
Keystone Farms	Nashville, TN	100%	6,100,287	1,052,401	7,347,599	8,400,000	193,408	1,052,401	7,361,148	8,413,549	(613,007)	1998	12/28/12
Riverford Crossing	Frankfort, KY	100%	21,900,000	2,595,387	27,404,613	30,000,000	259,787	2,595,387	27,122,366	29,717,753	(2,228,858)	2011	12/28/12
Southpointe at Valley Farms	Louisville, KY	100%	1,155,185	2,212,402	3,062,598	5,275,000	2,084,403	2,212,402	5,080,965	7,293,367	(253,626)	2010	12/28/12
Montecito	Austin, TX	100%	14,003,890	3,081,522	15,918,478	19,000,000	986,343	3,081,522	16,470,625	19,552,147	(1,382,068)	1984	12/31/12
Hilliard Grand	Dublin, OH	100%	28,832,151	2,657,734	38,012,528	40,670,262	122,607	2,657,734	37,318,468	39,976,202	(2,876,265)	2010	12/31/12
Hills at Fair Oaks	Fair Oaks Ranch, TX	100%	24,767,000	3,008,363	31,700,639	34,709,002	70,976	3,008,363	31,145,823	34,154,186	(2,426,170)	2012	1/31/13
Library Lofts	Kansas City, MO	100%	8,941,943	1,669,405	11,080,595	12,750,000	80,855	1,669,405	10,955,483	12,624,888	(826,812)	1906/1923	2/28/13
Trails at Buda Ranch	Buda, TX	100%	16,821,368	2,504,114	20,495,886	23,000,000	257,479	2,504,114	20,247,295	22,751,409	(1,408,578)	2009	3/28/13
Deep Deuce	Oklahoma City, OK	100%	26,639,205	2,529,318	37,266,648	39,795,966	4,178,064	2,529,318	40,769,636	43,298,954	(3,079,333)	2001	3/28/13
Deer Valley	Lake Bluff, IL	100%	20,645,873	2,494,142	26,105,858	28,600,000	891,757	2,494,142	26,468,707	28,962,849	(1,788,610)	1991	4/30/13
Grayson Ridge	North Richland, TX	100%	10,631,586	1,594,099	12,705,901	14,300,000	805,962	1,594,099	13,158,089	14,752,188	(891,147)	1988	5/31/13
Rosemont at Olmos Park	San Antonio, TX	100%	14,667,462	2,064,447	19,985,553	22,050,000	196,851	2,064,447	19,759,281	21,823,728	(1,218,293)	1995	5/31/13
Retreat at Quail North	Oklahoma City, OK	100%	17,029,692	1,700,810	24,025,543	25,726,353	124,380	1,700,810	23,661,280	25,362,090	(1,519,480)	2012	6/12/13
Lodge at Trails Edge	Indianapolis, IN	100%	12,657,096	2,389,613	16,128,107	18,517,720	250,152	2,389,613	15,992,639	18,382,252	(983,798)	1981	6/18/13
Arbors of Carrollton	Carrollton, TX	100%	6,261,078	1,424,432	7,560,527	8,984,959	332,652	1,424,432	7,668,989	9,093,421	(507,407)	1984	7/3/13
Waterford on the Meadow	Plano, TX	100%	16,603,668	2,625,024	20,849,131	23,474,155	968,409	2,625,024	21,252,374	23,877,398	(1,251,098)	1984	7/3/13
Belmont	Grand Prairie, TX	100%	9,295,899	1,550,028	11,264,510	12,814,538	392,157	1,550,028	11,294,024	12,844,052	(641,906)	1983	7/26/13
Meritage at Steiner Ranch	Austin, TX	100%	55,198,913	7,353,620	73,356,373	80,709,993	3,892,886	7,353,620	75,798,476	83,152,096	(4,157,161)	2001	8/6/13
Tapestry Park	Birmingham , AL	100%	34,725,000	3,277,884	47,118,797	50,396,681	46,686	3,277,884	46,543,160	49,821,044	(2,029,998)	2012/2014	8/13/13, 12/1/14
Dawntree	Carrollton, TX	100%	15,833,312	3,135,425	21,753,469	24,888,894	857,825	3,135,425	22,008,833	25,144,258	(1,266,026)	1982	8/15/13
Stuart Hall	Kansas City, MO	100%	12,350,045	1,585,035	15,264,965	16,850,000	94,485	1,585,035	15,074,691	16,659,726	(834,019)	1910	8/27/13

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2014

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(2)
Bricegrove Park	Canal Winchester, OH	100%	$14,932,281	$1,596,212	$18,503,788	$20,100,000	$274,279	$1,596,212	$18,327,247	$19,923,459	$(1,016,108)	2002	8/29/13
Retreat at Hamburg Place	Lexington, KY	100%	—	1,605,839	14,694,161	16,300,000	144,720	1,605,839	14,510,966	16,116,805	(807,472)	2013	9/5/13
Cantare - Indian Lake Village	Nashville, TN	100%	18,850,000	2,489,757	26,510,243	29,000,000	84,390	2,489,757	26,133,132	28,622,889	(1,354,055)	2013	9/24/13
Landing at Mansfield "Broadstone"	Mansfield, TX	100%	22,671,543	3,375,831	27,524,169	30,900,000	187,777	3,375,831	27,079,482	30,455,313	(1,377,333)	2006	9/27/13
Heights at 2121	Houston, TX	100%	28,912,294	9,869,925	27,130,075	37,000,000	1,254,094	9,869,925	27,022,438	36,892,363	(1,567,445)	1977	9/30/13
Villas at Huffmeister	Houston, TX	100%	25,917,180	5,858,663	31,741,337	37,600,000	446,075	5,858,663	31,466,996	37,325,659	(1,611,134)	2007	10/10/13
Villas at Kingwood	Kingwood, TX	100%	28,055,400	6,512,468	33,637,532	40,150,000	434,172	6,512,468	33,282,882	39,795,350	(1,707,341)	2008	10/10/13
Waterford Place Riata Ranch	Cypress, TX	100%	16,310,966	3,184,857	20,215,143	23,400,000	237,592	3,184,857	19,952,745	23,137,602	(1,036,635)	2008	10/10/13
Carrington Place	Houston, TX	100%	22,376,000	5,450,417	27,449,583	32,900,000	567,148	5,450,417	27,322,570	32,772,987	(1,295,031)	2004	11/7/13
Carrington Champion Forest	Houston, TX	100%	22,959,000	3,760,329	29,239,671	33,000,000	472,784	3,760,329	29,096,560	32,856,889	(1,394,601)	2008	11/7/13
Carrington Park at Huffmeister	Houston, TX	100%	17,717,000	3,241,747	21,908,253	25,150,000	371,950	3,241,747	21,755,858	24,997,605	(1,055,396)	2008	11/7/13
Willow Crossing	Elk Grove Village, IL	100%	43,500,000	8,091,870	49,908,130	58,000,000	2,085,531	8,091,870	50,278,754	58,370,624	(2,359,191)	1977-81	11/20/13
Echo at Katy Ranch	Katy, TX	100%	—	4,402,862	30,419,853	34,822,715	69,629	4,402,862	30,015,762	34,418,624	(1,278,678)	2013	12/19/13
Heritage Grand Sienna Plantation	Missouri City, TX	100%	16,697,112	3,776,547	22,762,411	26,538,958	87,036	3,776,547	22,303,306	26,079,853	(980,242)	2012	12/19/13
Audubon Park	Nashville, TN	100%	11,760,000	2,489,428	14,260,572	16,750,000	1,367,495	2,489,428	15,208,974	17,698,402	(651,683)	1968	12/27/13
Mallard Crossing	Loveland, OH	100%	27,860,000	2,383,256	37,416,744	39,800,000	443,109	2,383,256	37,189,280	39,572,536	(1,460,261)	1997	12/27/13
Renaissance Carol Stream	Carol Stream, IL	100%	20,440,000	4,605,682	24,544,318	29,150,000	528,547	4,605,682	24,498,937	29,104,619	(984,873)	1972	12/31/13
Reserve at Creekside	Chattanooga, TN	100%	—	1,344,233	17,530,767	18,875,000	108,929	1,344,233	17,287,672	18,631,905	(547,597)	2004	3/28/14
Mapleshade Park	Dallas, TX	100%	15,161,000	3,585,171	19,739,829	23,325,000	497,577	3,585,171	19,628,807	23,213,978	(588,365)	1995	3/28/14
Richland Falls	Murfreesboro, TN	100%	13,800,000	1,306,794	19,693,206	21,000,000	27,262	1,306,794	19,449,823	20,756,617	(483,082)	2012-13	5/16/14
Oak Crossing	Fort Wayne, IN	100%	15,762,000	2,005,491	22,224,509	24,230,000	45,058	2,005,491	21,853,096	23,858,587	(512,287)	2012-13	6/3/14
Park Shore	St. Charles, IL	100%	12,845,000	1,619,712	16,730,288	18,350,000	84,538	1,619,712	16,814,826	18,434,538	(500,546)	1965	9/12/14
			$1,070,757,025	$174,192,422	$1,459,075,487	$1,633,267,909	$37,910,285	$174,102,422	$1,462,850,991	$1,636,953,413	$(98,342,452)

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2014

________________

(1)	Building and improvements include tenant origination and absorption costs and other intangible assets.

(2)	Encumbrences include the unamortized portion of loan premiums (discounts) on assumed debt allocated to individual assets in the aggregate amount of $4.7 million as of December 31, 2014.

(3)	The aggregate cost of real estate for federal income tax purposes was $1.64 billion as of December 31, 2014.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Real estate:
Balance at the beginning of the year	$1,519,883,478	$578,045,449	$69,866,681
Acquisitions	130,339,157	950,409,834	505,158,918
Improvements	26,806,872	9,125,416	3,019,850
Cost of real estate sold	(22,738,038)	(90,000)	—
Write-off of fully depreciated and fully amortized assets	(17,338,056)	(17,607,221)	—
Balance at the end of the year	$1,636,953,413	$1,519,883,478	$578,045,449

Accumulated depreciation:
Balance at the beginning of the year	$48,920,319	$18,073,362	$3,115,505
Depreciation expense	69,681,177	48,454,178	14,957,857
Write-off of accumulated depreciation and amortization of real estate assets sold	(2,920,988)	—	—
Write-off of fully depreciated and fully amortized assets	(17,338,056)	(17,607,221)	—
Balance at the end of the year	$98,342,452	$48,920,319	$18,073,362

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 18, 2015.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 18, 2015
/s/ Kevin J. Keating	Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 18, 2015
/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 18, 2015
/s/ Scot B. Barker
Scot B. Barker	Director	March 18, 2015
/s/ Larry H. Dale
Larry H. Dale	Director	March 18, 2015
/s/ James A. Shepherdson
James A. Shepherdson	Director	March 18, 2015

Name	Title	Date
/s/ Kerry D. Vandell
Kerry D. Vandell	Director	March 18, 2015
/s/ Ned W. Brines
Ned W. Brines	Director	March 18, 2015