Form 10-Q
period 2015-03-31
Steadfast Income REIT, Inc.
filed 2015-05-15
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2015, there were 76,858,491 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,462,027,945	1,457,633,918
Tenant origination and absorption costs	16,141	524,712
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	4,872,010	2,048,098
Total real estate, cost	1,643,662,781	1,636,953,413
Less accumulated depreciation and amortization	(113,988,192)	(98,342,452)
Total real estate, net	1,529,674,589	1,538,610,961
Cash and cash equivalents	25,393,834	29,529,312
Restricted cash	15,947,016	25,478,939
Rents and other receivables	2,052,284	1,992,310
Deferred financing costs and other assets, net	10,979,611	13,455,606
Total assets	$1,584,047,334	$1,609,067,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$27,860,993	$39,527,928
Notes payable:
Mortgage notes payable, net	1,069,920,906	1,070,757,025
Revolving credit facility	20,000,000	14,000,000
Total notes payable, net	1,089,920,906	1,084,757,025
Distributions payable	4,679,454	4,679,455
Due to affiliates, net	1,899,207	3,039,490
Total liabilities	1,124,360,560	1,132,003,898
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,858,491 and 76,858,483 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	768,585	768,585
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	680,178,001	680,138,132
Cumulative distributions and net losses	(221,259,822)	(203,843,497)
Total stockholders’ equity	459,686,774	477,063,230
Total liabilities and stockholders' equity	$1,584,047,334	$1,609,067,128
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$45,532,588	$41,243,781
Tenant reimbursements and other	5,518,713	4,435,923
Total revenues	51,051,301	45,679,704
Expenses:
Operating, maintenance and management	12,827,151	12,713,308
Real estate taxes and insurance	9,055,399	8,325,350
Fees to affiliates	5,368,476	6,503,824
Depreciation and amortization	16,154,311	20,205,351
Interest expense	9,987,234	9,924,021
General and administrative expenses	1,482,231	1,473,847
Acquisition costs	7,145	616,914
Total expenses	54,881,947	59,762,615
Net loss	(3,830,646)	(14,082,911)
Loss per common share — basic and diluted	$(0.05)	$(0.19)
Weighted average number of common shares outstanding — basic and diluted	76,353,484	74,463,344
Distributions declared per common share	$0.177	$0.177
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	74,153,580	$741,538	1,000	$10	$640,181,521	$(123,804,541)	$517,118,528
Issuance of common stock	2,496,806	24,968	—	—	24,170,846	—	24,195,814
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers to redeemable common stock	—	—	—	—	13,393,647	—	13,393,647
Redemption of common stock	(280,184)	(2,804)	—	—	(2,721,144)	—	(2,723,948)
Distributions declared	—	—	—	—	—	(54,296,664)	(54,296,664)
Amortization of stock-based compensation	—	—	—	—	118,145	—	118,145
Net loss for the year ended December 31, 2014	—	—	—	—	—	(25,742,292)	(25,742,292)
BALANCE, December 31, 2014	76,858,483	768,585	1,000	10	680,138,132	(203,843,497)	477,063,230
Issuance of common stock	8	—	—	—	78	—	78
Distributions declared	—	—	—	—	—	(13,585,679)	(13,585,679)
Amortization of stock-based compensation	—	—	—	—	22,884	—	22,884
Change in value of restricted common stock to Advisor	—	—	—	—	16,907	—	16,907
Net loss for the three months ended March 31, 2015	—	—	—	—	—	(3,830,646)	(3,830,646)
BALANCE, March 31, 2015	76,858,491	$768,585	1,000	$10	$680,178,001	$(221,259,822)	$459,686,774
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,830,646)	$(14,082,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,154,311	20,205,351
Accretion of below-market leases	—	(163,237)
Amortization of deferred financing costs	363,977	364,088
Amortization of stock-based compensation	22,884	22,176
Change in value of restricted common stock to Advisor	16,907	—
Amortization of loan premiums and discounts	(308,698)	(308,699)
Change in fair value of interest rate cap agreements	1,021,586	1,189,874
Changes in operating assets and liabilities:
Restricted cash for operating activities	9,554,428	3,120,744
Rents and other receivables	(59,974)	631,702
Other assets	1,100,432	1,070,416
Accounts payable and accrued liabilities	(11,862,875)	(5,712,498)
Due to affiliates, net	(1,140,283)	1,447,355
Net cash provided by operating activities	11,032,049	7,784,361
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(48,374,157)
Additions to real estate investments	(7,021,999)	(4,810,656)
Restricted cash for investing activities	(22,505)	1,755,801
Purchase of interest rate caps	—	(303,207)
Net cash used in investing activities	(7,044,504)	(51,732,219)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	2,841,761	35,601,000
Principal payments on mortgage notes payable	(3,369,182)	(1,491,051)
Borrowings from credit facility	6,000,000	15,000,000
Proceeds from issuance of common stock	—	26,559,928
Reimbursement of other offering costs to affiliates	—	(3,105,247)
Payment of deferred financing costs	(10,000)	(267,007)
Distributions to common stockholders	(13,585,602)	(6,455,864)
Redemptions of common stock	—	(474,161)
Net cash (used in) provided by financing activities	(8,123,023)	65,367,598
Net (decrease) increase in cash and cash equivalents	(4,135,478)	21,419,740
Cash and cash equivalents, beginning of period	29,529,312	19,552,205
Cash and cash equivalents, end of period	$25,393,834	$40,971,945

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $38,761 and $0 for the three months ended March 31, 2015 and 2014, respectively	$8,913,815	$8,426,063
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$—	$491,499
Application of escrow deposits to acquire real estate	$—	$500,000
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$78	$6,227,488
Increase in accounts payable and accrued liabilities from additions to real estate investments	$195,940	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that has elected to be treated as, and currently qualifies as, a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepted subscriptions for shares of its common stock in the Public Offering (as defined below), the Company transferred substantially all of the net offering proceeds to the Operating Partnership in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
As of March 31, 2015, the Company owned 65 multifamily properties comprising a total of 16,526 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
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
Public Offering
On July 23, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 15,789,474 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $9.50 per share. The SEC declared the Company’s registration statement effective on July 9, 2010. The Company commenced the Public Offering on July 19, 2010. The Company could reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.
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
March 31, 2015
(unaudited)

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
The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective December 1, 2014. Through December 20, 2013, the Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP for gross offering proceeds of $15,397,232.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2015. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership may pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2015.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
March 31, 2015
(unaudited)

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
Interest rate cap agreements — These derivatives did not qualify as fair value hedges and are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets, net in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$957,353	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,978,939	$—
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and the revolving credit facility to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $1,090,520,573 and $1,082,414,832, respectively, compared to the carrying value of $1,069,920,906 and $1,070,757,025, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2015 through March 31, 2015 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2015 and 2014, the Company declared distributions of $0.177 and $0.177 per common share, respectively.
Per Share Data
Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to controlling interest by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period. The Company’s unvested shares of restricted common stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings (loss) per share under the two-class method. Under the two-class method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested shares of restricted common stock are not allocated losses as the awards do not have a contractual obligation to share in the losses of the Company. The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of common shares and participating securities according to dividends declared and participation rights in undistributed earnings.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of the extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP. Eliminating the extraordinary items classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
In February 2015, the FASB issued ASU 2015-02, Consolidation, that provides amendments to the consolidation analysis. The amendments in this new guidance affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from deferred financing costs and other assets, net to notes payable on the consolidated balance sheet.
3. Real Estate
As of March 31, 2015, the Company owned 65 multifamily properties, encompassing in the aggregate 16,526 apartment homes and 25,973 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,624,892,557. As of March 31, 2015 and December 31, 2014, the Company’s portfolio was approximately 95.2% and 94.1% occupied and the average monthly rent was $966 and $966, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

As of March 31, 2015 and December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,462,027,945	$16,141	$2,644,263	$4,872,010	$1,643,662,781
Less: Accumulated depreciation and amortization	—	(113,699,443)	(10,761)	(277,988)	—	(113,988,192)
Net investments in real estate and related lease intangibles	$174,102,422	$1,348,328,502	$5,380	$2,366,275	$4,872,010	$1,529,674,589

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,457,633,918	$524,712	$2,644,263	$2,048,098	$1,636,953,413
Less: Accumulated depreciation and amortization	—	(97,793,830)	(308,926)	(239,696)	—	(98,342,452)
Net investments in real estate and related lease intangibles	$174,102,422	$1,359,840,088	$215,786	$2,404,567	$2,048,098	$1,538,610,961
Depreciation and amortization expenses were $16,154,311 and $20,205,351 for the three months ended March 31, 2015 and 2014, respectively.
Depreciation of the Company’s buildings and improvements were $15,905,614 and $13,865,602 for the three months ended March 31, 2015 and 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs for the three months ended March 31, 2015 and 2014 were $210,405 and $6,301,457, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets for the three months ended March 31, 2015 and 2014 were $38,292 and $38,292, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The future amortization of the Company’s acquired other intangible assets as of March 31, 2015 and thereafter is as follows:

April 1 through December 31, 2015	$114,876
2016	153,168
2017	153,168
2018	153,168
2019	153,168
Thereafter	1,638,728
$2,366,276
Operating Leases
As of March 31, 2015, the Company’s real estate portfolio comprised 16,526 residential apartment homes and was 97.3% leased by a diverse group of residents. For each of the three months ended March 31, 2015 and 2014, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 2.92 to 6.54 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,299,368 and $4,156,797 as of March 31, 2015 and December 31, 2014, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2015 and thereafter is as follows:

April 1 through December 31, 2015	$252,372
2016	353,852
2017	358,234
2018	202,540
2019	163,431
Thereafter	198,530
$1,528,959
As of March 31, 2015 and December 31, 2014, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

4. Deferred Financing Costs and Other Assets
As of March 31, 2015 and December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	March 31, 2015	December 31, 2014
Deferred financing costs	$9,753,277	$9,743,277
Less: accumulated amortization	(2,874,294)	(2,510,317)
	6,878,983	7,232,960
Prepaid expenses	1,820,951	2,900,609
Interest rate caps	957,353	1,978,939
Deposits	1,322,324	1,343,098
	$10,979,611	$13,455,606

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of March 31, 2015 and December 31, 2014:

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
1	Park Place	Interest only	July 1, 2018	3.50%	$4,865,004	$4,890,069
2	Clarion Park	Principal and interest	July 1, 2018	4.58%	8,438,547	8,479,259
3	Cooper Creek	Principal and interest(2)	September 1, 2018	3.89%	6,468,291	6,500,887
4	Truman Farm Villas	Principal and interest(2)	January 1, 2019	3.78%	5,681,007	5,709,615
5	EBT Lofts	Principal and interest(2)	January 1, 2019	3.82%	5,370,426	5,397,291
6	Windsor on the River(3)(4)	Principal and interest(2)	June 1, 2024	1-Mo LIBOR + 2.09%	23,500,000	23,500,000
7	Renaissance St. Andrews	Principal and interest(2)	January 1, 2023	3.85%	8,895,779	8,937,635
8	Spring Creek(5)	Principal and interest	February 1, 2018	4.88%	13,490,127	13,577,868
9	Montclair Parc	Principal and interest	May 1, 2019	3.70%	23,701,528	23,827,037
10	Sonoma Grande	Principal and interest(6)	June 1, 2019	3.31%	22,212,656	22,324,719
11	Estancia(5)	Interest only	October 1, 2017(7)	5.94%	21,395,749	21,485,523
12	Montelena(5)	Principal and interest(8)	August 1, 2018	4.82%	12,206,454	12,290,751
13	Valley Farms	Principal and interest	January 1, 2020	4.25%	10,021,873	10,068,528
14	Hilliard Park	Principal and interest(2)	October 1, 2022	3.62%	13,496,539	13,563,481
15	Hilliard Summit	Principal and interest(2)	October 1, 2022	3.56%	16,354,675	16,436,620
16	Springmarc	Principal and interest(2)	November 1, 2019	3.69%	15,092,477	15,166,129
17	Ashley Oaks(4)	Principal and interest(2)	November 1, 2021	1-Mo LIBOR + 2.35%	21,200,154	21,296,125
18	Arrowhead	Principal and interest(2)	December 1, 2019	3.38%	12,259,126	12,321,880

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
19	The Moorings	Principal and interest(2)	December 1, 2019	3.37%	$14,820,186	$14,896,178
20	Forty-57	Principal and interest(9)	January 1, 2023	3.73%	38,379,470	38,500,000
21	Keystone Farms	Principal and interest(2)	January 1, 2023	3.86%	6,071,768	6,100,287
22	Riverford Crossing	Principal and interest(9)	January 1, 2023	3.78%	21,831,990	21,900,000
23	South Pointe at Valley Farms(10)	Principal and interest(9)	October 1, 2021	5.00%	3,996,946	1,155,185
24	Montecito	Principal and interest(2)	January 1, 2020	3.47%	13,933,938	14,003,890
25	Hilliard Grand	Principal and interest	August 1, 2052	5.59%	28,775,706	28,832,151
26	The Hills at Fair Oaks	Principal and interest(9)	February 1, 2023	4.02%	24,725,911	24,767,000
27	Library Lofts	Principal and interest	April 1, 2020	3.66%	8,896,893	8,941,943
28	Trails at Buda Ranch(4)	Principal and interest(2)	April 1, 2023	1-Mo LIBOR + 2.42%	16,743,131	16,821,368
29	Deep Deuce at Bricktown(5)	Principal and interest	April 1, 2018	5.04%	23,719,625	23,902,012
30	Deep Deuce at Bricktown — Supplemental Loan	Principal and interest	April 1, 2018	4.73%	2,725,804	2,737,193
31	Deer Valley(4)	Principal and interest(2)	May 1, 2023	1-Mo LIBOR + 2.40%	20,547,676	20,645,873
32	Grayson Ridge(4)	Principal and interest(2)	July 1, 2020	1-Mo LIBOR + 2.63%	10,573,590	10,631,586
33	Rosemont Olmos Park(4)	Principal and interest(9)	July 1, 2020	1-Mo LIBOR + 2.65%	14,667,462	14,667,462
34	Retreat at Quail North(5)	Principal and interest	January 1, 2053	4.80%	16,988,279	17,029,692
35	The Lodge at Trails Edge(5)	Principal and interest	November 1, 2020	4.47%	10,686,367	10,744,647
36	The Lodge at Trails Edge — Supplemental Loan	Principal and interest	November 1, 2020	5.75%	1,905,915	1,912,449
37	Arbors of Carrollton(5)	Principal and interest	December 1, 2020	4.83%	5,261,726	5,289,656
38	Arbors of Carrollton — Supplemental Loan	Principal and interest	December 1, 2020	4.83%	967,344	971,423
39	Waterford on the Meadow(5)	Principal and interest	December 1, 2020	4.70%	13,814,198	13,885,425

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
40	Waterford on the Meadow — Supplemental Loan	Principal and interest	December 1, 2020	4.78%	$2,706,731	$2,718,243
41	The Belmont(5)	Principal and interest	March 1, 2021	5.91%	9,242,467	9,295,899
42	Meritage at Steiner Ranch(4)	Principal and interest(2)	September 1, 2020	1-Mo LIBOR + 2.47%	54,892,196	55,198,913
43	Tapestry Park(4)(11)	Principal and interest(9)	June 1, 2022	1-Mo LIBOR + 2.44%	34,725,000	34,725,000
44	Dawntree(5)	Principal and interest(12)	August 6, 2021	5.48%	15,750,512	15,833,312
45	Stuart Hall(4)	Principal and interest(2)	September 1, 2020	1-Mo LIBOR + 2.75%	12,307,329	12,350,045
46	BriceGrove Park(4)	Principal and interest(2)	October 1, 2020	1-Mo LIBOR + 2.58%	14,851,149	14,932,281
47	Cantare at Indian Lake Village(4)	Principal and interest(2)	August 1, 2024	1-Mo LIBOR + 1.62%	18,850,000	18,850,000
48	Landing at Mansfield(4)	Principal and interest(2)	October 1, 2020	1-Mo LIBOR + 2.69%	22,550,617	22,671,543
49	The Heights(4)	Principal and interest(2)	October 1, 2020	1-Mo LIBOR + 2.60%	28,755,730	28,912,294
50	Villas at Huffmeister(4)	Principal and interest(2)	November 1, 2020	1-Mo LIBOR + 2.68%	25,779,282	25,917,180
51	Villas at Kingwood(4)	Principal and interest(2)	November 1, 2020	1-Mo LIBOR + 2.68%	27,906,124	28,055,400
52	Waterford Place at Riata Ranch(4)	Principal and interest(2)	November 1, 2020	1-Mo LIBOR + 2.64%	16,223,592	16,310,966
53	Carrington Place(4)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	22,376,000	22,376,000
54	Carrington at Champion Forest(4)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	22,959,000	22,959,000
55	Carrington Park(4)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.16%	17,717,000	17,717,000
56	Willow Crossing(4)	Principal and interest(9)	December 1, 2023	1-Mo LIBOR + 2.20%	43,500,000	43,500,000
57	Heritage Grand at Sienna Plantation(5)	Principal and interest	January 1, 2053	4.65%	16,658,855	16,697,112
58	Audubon Park(4)	Principal and interest(9)	January 1, 2024	1-Mo LIBOR + 2.41%	11,760,000	11,760,000
59	Mallard Crossing(4)	Principal and interest(2)	January 1, 2021	1-Mo LIBOR + 2.57%	27,757,839	27,860,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
60	Renaissance at Carol Stream(4)	Principal and interest(2)	February 1, 2021	1-Mo LIBOR + 2.36%	$20,399,146	$20,440,000
61	Mapleshade Park(4)	Principal and interest(13)	April 1, 2021	1-Mo LIBOR + 2.15%	15,161,000	15,161,000
62	Richland Falls	Principal and interest(9)	May 16, 2017(7)	Variable(14)	13,800,000	13,800,000
63	Oak Crossing(4)	Interest only	July 1, 2024	1-Mo LIBOR + 1.63%	15,762,000	15,762,000
64	Park Shore(4)	Interest only	October 1, 2021	1-Mo LIBOR + 1.87%	12,845,000	12,845,000
					$1,069,920,906	$1,070,757,025
_______________

(1)	Except as otherwise noted, interest on the notes accrues at a fixed rate per annum.

(2)	A monthly payment of interest only is due and payable for twelve months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(3)
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

(4)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

(5)
The following table summarizes the debt premiums and discounts as of March 31, 2015, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Property Name	Unamortized Portion of Debt Premium (Discount) as of March 31, 2015	Amortization of Debt Premium (Discount) During the Three Months Ended March 31,
		2015	2014
Spring Creek	$288,292	25,357	25,357
Estancia	895,749	89,774	89,774
Montelena	488,468	36,592	36,592
Deep Deuce at Bricktown	942,190	78,798	78,799
Retreat at Quail North	454,925	3,009	3,009
The Lodge at Trails Edge	89,194	3,968	3,968
Arbors of Carrollton	141,317	6,235	6,235
Waterford on the Meadow	285,871	12,612	12,612
The Belmont	555,977	23,556	23,556
Dawntree	682,032	31,746	31,746
Heritage Grand at Sienna Plantation	(445,916)	(2,949)	(2,949)
	$4,378,099	$308,698	$308,699

(6)	A monthly payment of interest only was due and payable through June 1, 2014, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(7)	The Company has the option to extend the maturity date for 12 months from the original maturity date, subject to customary and market rate extension provisions.

(8)	A monthly payment of interest only was due and payable through August 1, 2013, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(9)	A monthly payment of interest only is due and payable for 24 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(10)
On September 11, 2014, the Company obtained a loan from a financial institution in an amount up to a maximum principal balance of $9,720,000 to finance a portion of the development and construction of an additional 96 apartment units at South Pointe at Valley Farms, which was acquired by the Company on December 28, 2012.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

(11)
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

(14)
The Company has the option to select the interest rate at the end of each LIBOR interest period (as defined in the note agreement) from the following options: (1) 0.85% plus the highest of (A) the Prime Rate (as defined in the note agreement), (B) the sum of the Federal Funds Rate (as defined in the note agreement) plus 0.50%, and (C) daily LIBOR plus 1.0% (the “Base Rate Option”) or (2) LIBOR plus 1.85% (the “LIBOR Option”). If the LIBOR Option is selected by the Company, the Company may select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. The margin rate under each option may be reduced by 20 basis points if the property achieves occupancy in excess of 90% for 90 consecutive days. As of March 31, 2015, the Company had elected the LIBOR Option using one-month LIBOR.

Revolving Credit Facility
The Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC Bank”) to borrow up to $20,000,000. Each advance under the facility was due within 180 days from the date of the advance. On July 18, 2014, the Company and PNC Bank amended the revolving credit facility to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension.
For each advance prior to the July 18, 2014 amendment, the Company had the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the revolving credit facility), (B) the sum of the Federal Funds Rate (as defined in the revolving credit facility) plus 0.5%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options was selected by the Company, the Company could select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected the LIBOR Option and the in-place interest rate was 1.77% as of March 31, 2015.
As of March 31, 2015 and December 31, 2014, $20,000,000 and $14,000,000 was outstanding under the credit facility, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The following is a summary of the Company’s aggregate maturities as of March 31, 2015:

			Maturities During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt obligations(1)	$1,085,542,807	$11,953,273	$37,857,538	$53,875,562	$85,334,096	$129,521,887	$767,000,451
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2015 and 2014, the Company incurred interest expense of $10,025,995 and $9,924,021. Interest expense for the three months ended March 31, 2015 and 2014 includes amortization of deferred financing costs of $363,977 and $364,088, amortization of loan premiums and discounts of $308,698 and $308,699, net unrealized loss from the change in fair value of interest rate cap agreements of $1,021,586 and $1,189,874 and capitalized interest of $38,761 and $0, respectively. Interest expense of $2,866,934 and $2,870,380 was payable as of March 31, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of March 31, 2015, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consist of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The issuance and vesting activity for the three months ended March 31, 2015 and for the years ended December 31, 2014 and 2013 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Three Months Ended March 31, 2015	For the years ended December 31,
		2014	2013
Nonvested shares at the beginning of the period	16,875	18,750	20,625
Granted shares	—	10,000	10,000
Vested shares	—	(11,875)	(11,875)
Nonvested shares at the end of the period	16,875	16,875	18,750
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the three months ended March 31, 2015 and for the years ended December 31, 2014 and 2013 is as follows:

Grant Year	Weighted Average Fair Value
2013	$10.24
2014	10.24
2015	n/a
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
Included in general and administrative expenses is $22,884 and $22,176 for the three months ended March 31, 2015 and 2014, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.19 years as of March 31, 2015.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of restricted stock was $5,053,711 as of March 31, 2015.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2015 and December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
In connection with the Public Offering, the Company’s board of directors approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, in connection with the change in the Public Offering price, shares of the Company’s common stock were issued pursuant to the DRP at a price of $9.73 per share. Effective with distributions earned beginning on December 1, 2014, the Company’s board of directors elected to suspend the DRP. As a result, all distributions are paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, in its sole discretion, from time to time, reinstate the DRP at a price based upon the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant, although there is no assurance as to if or when this will happen.
No sales commissions or dealer manager fees were payable on shares sold through the DRP.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The purchase price for shares repurchased under the Company’s share repurchase plan was as follows:

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
Repurchases of shares of the Company’s common stock were made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests were honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders could withdraw their repurchase request at any time up to three business days prior the Repurchase Date. On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase plan, effective November 20, 2014. As a result, the Company has not processed redemption requests received after such date. The Company’s board of directors may in the future reinstate the share repurchase plan, although there is no assurance as to if or when this will happen (see Note 12). During the three months ended March 31, 2014, the Company received requests for the redemption of 61,570 shares with a total redemption value of $614,762, all of which were redeemed during the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

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
Pursuant to the share repurchase plan, for the three months ended March 31, 2015 and 2014, the Company reclassified $0 and $3,962,203, net of $0 and $474,161 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. The redeemable common stock balance at any given time will consist of (1) DRP proceeds from the prior year plus (2) DRP proceeds from the current year through the current period less (3) actual current year redemptions paid or pending redemption.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, in order to provide additional available funds to pay distributions, the Company’s obligation to pay up to $5,000,000 of fees due to the Advisor pursuant to the Advisory Agreement was deferred. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock to the Advisor, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of March 31, 2015 and December 31, 2014, no fees had been deferred pursuant to the Advisory Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Distributions declared for the three months ended March 31, 2015 and 2014 were $13,585,679 and $13,174,851, including $78 and $6,516,788, or 8 shares and 669,762 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2015 and December 31, 2014, $4,679,454 and $4,679,455 distributions declared were payable, none of which was reinvested pursuant to the DRP.
Distributions Paid
For the three months ended March 31, 2015 and 2014, the Company paid cash distributions of $13,585,602 and $6,455,864, which related to distributions declared for each day in the period from December 1, 2014 through February 28, 2015 and December 1, 2013 through February 28, 2014, respectively. Additionally, for the three months ended March 31, 2015 and 2014, 8 and 640,030 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $78 and $6,227,486, respectively. For the three months ended March 31, 2015 and 2014, the Company paid total distributions of $13,585,680 and $12,683,350.

7.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss attributable to the Company	$(3,830,646)	$(14,082,911)
Less: dividends declared on participating securities	89,291	3,496
Net loss attributable to common stockholders	(3,919,937)	(14,086,407)
Weighted average common shares outstanding — basic and diluted	76,353,484	74,463,344
Loss per common share — basic and diluted	$(0.05)	$(0.19)
As of March 31, 2015, the Company excluded 488,281.25 and 16,875 of unvested restricted common shares outstanding issued to the Advisor and independent directors, respectively, from the calculation of diluted loss per common share as the effect would have been antidilutive.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2015 and 2014 and amounts outstanding to the Advisor and its affiliates as of March 31, 2015 and December 31, 2014 are as follows:

	Incurred For the Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,441,922	$3,174,296	$8,790	$1,155,012
Acquisition fees(1)	—	1,579,677	377,647	603,400
Acquisition expenses(2)	7,145	209,204	—	4,002
Property management
Fees(1)	1,503,168	1,353,298	505,884	501,540
Reimbursement of onsite personnel(3)	4,465,296	4,091,180	763,381	583,161
Other fees(1)	423,386	396,553	46,930	76,913
Other operating expenses(4)	313,765	223,678	178,223	72,253
Disposition fees	—	—	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	265,434	229,142	18,352	43,209
Additional paid-in-capital
Other offering costs reimbursement	—	—	—	—
Selling commissions	—	—	—	—
Dealer management fees	—	—	—	—
	$10,420,116	$11,257,028	$1,899,207	$3,039,490
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
The Company terminated the Public Offering on December 20, 2013. Prior to the termination of the Public Offering, organization and offering costs (other than selling commissions and dealer manager fees) of the Company were initially paid by the Advisor or its affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Public Offering and the Private Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering and the Private Offering. Reimbursement of expenses paid to the Advisor did not exceed actual expenses incurred by the Advisor. Organization costs include all expenses incurred by the Company in connection with the formation of the Company, including, but not limited to, legal fees and other costs to incorporate the Company.
Included in organization and offering costs are payments made to Crossroads Capital Advisors, LLC (“Crossroads”), an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; assisting in public relations activities and the administration of our DRP; and providing advice as to our real estate portfolio and property operations.
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
Organization costs were expensed as incurred. From inception through March 31, 2015, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three months ended March 31, 2015 and 2014.
Offering costs, including selling commissions and dealer manager fees, were deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three months ended March 31, 2015 and 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 20, 2013.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through March 31, 2015, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.50% to 3.75% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and continues thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including for benefit administration and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
At March 31, 2015, the Company’s allocable share of the Advisor’s overhead expenses did not exceed the 2%/25% Limitation test.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

9.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2015 and December 31, 2014, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recorded stock-based compensation expense of $22,884 and $22,176 for the three months ended March 31, 2015 and 2014, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
March 31, 2015
(unaudited)

11.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of March 31, 2015, the Company had 27 interest rate cap agreements with notional amounts totaling $577,961,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2015 and December 31, 2014:

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	March 31, 2015	December 31, 2014
Ashley Oaks	Cap	Cap Floating Rate	10/24/2011	11/1/2016	$21,712,000	One-Month LIBOR	0.18%	5.00%	$155	$1,291
Trails at Buda Ranch	Cap	Cap Floating Rate	3/28/2013	4/1/2018	17,030,000	One-Month LIBOR	0.18%	2.00%	71,752	138,826
Deer Valley	Cap	Cap Floating Rate	4/30/2013	5/1/2018	20,875,000	One-Month LIBOR	0.18%	2.00%	96,671	183,111
Grayson Ridge	Cap	Cap Floating Rate	6/26/2013	7/1/2017	10,725,000	One-Month LIBOR	0.18%	2.00%	20,763	43,957
Rosemont at Olmos Park	Cap	Cap Floating Rate	6/20/2013	7/1/2017	15,100,000	One-Month LIBOR	0.18%	2.00%	28,696	63,491
Meritage at Steiner Ranch	Cap	Cap Floating Rate	8/6/2013	9/1/2017	55,500,000	One-Month LIBOR	0.18%	2.00%	138,028	305,347
Tapestry Park	Cap	Cap Floating Rate	9/23/2013	10/1/2017	23,100,000	One-Month LIBOR	0.18%	3.56%	14,616	39,380
Stuart Hall	Cap	Cap Floating Rate	8/27/2013	9/1/2017	12,407,000	One-Month LIBOR	0.18%	3.50%	3,078	10,624
BriceGrove Park	Cap	Cap Floating Rate	9/24/2013	10/1/2017	14,985,000	One-Month LIBOR	0.18%	3.42%	10,975	30,337
Landing at Mansfield	Cap	Cap Floating Rate	9/27/2013	10/1/2017	22,750,000	One-Month LIBOR	0.18%	2.50%	39,443	92,718
The Heights	Cap	Cap Floating Rate	9/30/2013	10/1/2017	29,014,000	One-Month LIBOR	0.18%	2.50%	51,354	103,812
Villas at Huffmeister	Cap	Cap Floating Rate	10/10/2013	11/1/2017	25,963,000	One-Month LIBOR	0.18%	2.50%	52,532	103,746
Villas at Kingwood	Cap	Cap Floating Rate	10/10/2013	11/1/2017	28,105,000	One-Month LIBOR	0.18%	2.50%	56,866	112,305

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	March 31, 2015	December 31, 2014
Waterford Place at Riata Ranch	Cap	Cap Floating Rate	10/10/2013	11/1/2017	$16,340,000	One-Month LIBOR	0.18%	2.50%	$33,062	$65,293
Carrington Place	Cap	Cap Floating Rate	11/7/2013	11/30/2014	22,376,000	One-Month LIBOR	0.18%	2.00%	50,528	81,621
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Carrington at Champion Forest	Cap	Cap Floating Rate	11/7/2013	11/30/2014	22,959,000	One-Month LIBOR	0.18%	2.00%	51,844	83,747
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Carrington Park	Cap	Cap Floating Rate	11/7/2013	11/30/2014	17,717,000	One-Month LIBOR	0.18%	2.00%	40,007	64,626
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.10%
Willow Crossing	Cap	Cap Floating Rate	11/20/2013	11/30/2014	43,500,000	One-Month LIBOR	0.18%	2.00%	31,553	74,581
				11/30/2015				2.50%
				11/30/2016				3.25%
				12/1/2018				4.65%
Audubon Park	Cap	Cap Floating Rate	12/27/2013	12/31/2014	11,760,000	One-Month LIBOR	0.18%	2.00%	9,843	22,879
				12/31/2015				2.75%
				12/31/2016				3.50%
				12/31/2017				4.25%
				1/1/2019				4.75%
Mallard Crossing	Cap	Cap Floating Rate	12/27/2013	12/31/2014	27,860,000	One-Month LIBOR	0.18%	2.00%	28,859	68,863
				12/31/2015				2.50%
				12/31/2016				3.00%
				1/1/2018				3.40%
Renaissance at Carol Stream	Cap	Cap Floating Rate	1/9/2014	1/31/2015	20,440,000	One-Month LIBOR	0.18%	2.00%	24,570	46,166
				1/31/2016				2.50%
				1/31/2017				3.00%
				2/1/2018				3.64%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	March 31, 2015	December 31, 2014
Mapleshade Park	Cap	Cap Floating Rate	3/31/2014	3/31/2015	$15,161,000	One-Month LIBOR	0.18%	2.50%	$1,934	$7,404
				3/31/2016				3.00%
				4/1/2017				3.57%
Windsor on the River	Cap	Cap Floating Rate	5/9/2014	5/31/2015	23,500,000	One-Month LIBOR	0.18%	2.00%	20,075	54,950
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.86%
Oak Crossing	Cap	Cap Floating Rate	6/3/2014	5/31/2015	15,762,000	One-Month LIBOR	0.18%	2.00%	32,957	60,823
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/3/2018				3.50%
Cantare at Indian Lake Village	Cap	Cap Floating Rate	7/9/2014	7/31/2015	18,850,000	One-Month LIBOR	0.18%	2.00%	28,125	66,969
				7/31/2016				2.50%
				7/31/2017				3.00%
				8/1/2018				3.50%
Park Shore	Cap	Cap Floating Rate	9/12/2014	9/30/2015	12,845,000	One-Month LIBOR	0.18%	2.00%	7,441	23,244
				9/30/2016				2.50%
				10/1/2017				3.00%
Tapestry Park	Cap	Cap Floating Rate	12/1/2014	10/1/2017	11,625,000	One-Month LIBOR	0.18%	2.81%	11,626	28,828
					$577,961,000				$957,353	$1,978,939
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2015 resulted in an unrealized loss of $1,021,586, which is included in interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

12. Subsequent Events
Distributions Paid
On April 1, 2015, the Company paid distributions of $4,679,454, which related to distributions declared for each day in the period from March 1, 2015 through March 31, 2015. All such distributions were paid in cash.
On May 1, 2015, the Company paid distributions of $4,528,507, which related to distributions declared for each day in the period from April 1, 2015 through April 30, 2015. All such distributions were paid in cash.
Advisory Agreement Amendment
On April 13, 2015, the Company entered into Amendment No. 7 (the “Amendment”) to the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor. The Amendment (i) modified the terms of the disposition fee payable to the Advisor or its affiliates pursuant to Section 9(c) of the Advisory Agreement and (ii) renewed the Advisory Agreement for a term beginning on the date of the Amendment and ending on November 15, 2015.
Share Repurchase Program
The Company’s board of directors elected to suspend the Company’s share repurchase program effective as of November 20, 2014. On May 12, 2015, the Company’s board of directors elected to reinstate the share repurchase program effective July 1, 2015. With the reinstatement of the share repurchase program, stockholders will have the opportunity to have the Company repurchase all or a portion of their investment. Participation in the share repurchase program is voluntary and there is no fee in connection with the repurchase of the Company’s common stock. The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program, and in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000.
Distributions Declared
On May 12, 2015, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2015 and ending on September 30, 2015. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001964 per share of the Company’s common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.24 per share. The distributions for each record date in July 2015, August 2015 and September 2015 will be paid in August 2015, September 2015 and October 2015, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

•
the fact we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 19, 2015.
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
On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. On January 3, 2014, we registered with the SEC to offer up to 12,000,000 shares of common stock to existing stockholders pursuant to our distribution reinvestment plan. Our board of directors may, in its sole discretion, change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant. On October 21, 2014, our board of directors elected to suspend our DRP, effective December 1, 2014.
As of March 31, 2015, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,526 apartment homes and 25,973 square feet of rentable commercial space. The cost of our real estate portfolio was $1,624,892,557, exclusive of closing costs. At March 31, 2015, our portfolio was approximately 97.3% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of March 31, 2015, we owned the 65 multifamily properties listed below:

						Mortgage Debt Outstanding at March 31, 2015	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,865,005	96.7%	86.1%	$889	$813
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,438,547	98.2%	97.7%	761	753
3	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,468,291	94.3%	94.3%	894	913
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,681,007	97.5%	98.0%	682	679
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,370,426	95.1%	95.1%	954	924
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	95.8%	94.8%	691	686
7	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	8,895,779	93.1%	97.7%	646	658
8	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,490,127	96.4%	96.0%	869	847
9	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	23,701,528	96.1%	96.7%	871	866
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,212,656	94.6%	95.2%	933	953
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,395,749	96.6%	95.9%	964	961
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,206,454	94.4%	94.8%	1,021	1,003
13	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	10,021,873	98.1%	97.5%	862	845
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,496,539	96.5%	97.0%	976	999
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	—	97.2%	94.8%	1,122	1,151
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,354,675	97.1%	90.9%	1,064	1,080
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,092,477	95.4%	92.5%	906	878
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	96.6%	96.6%	702	650
19	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,200,154	92.6%	93.3%	760	756
20	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,259,126	96.5%	97.5%	1,000	1,027
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,820,186	97.2%	95.4%	1,045	1,022
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,379,470	97.5%	95.0%	834	836
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	6,071,768	100.0%	98.9%	1,051	1,044

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at March 31, 2015	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	$30,000,000	$21,831,990	97.3%	96.7%	$810	$803
25	South Pointe at Valley Farms	Louisville, KY	12/28/2012	32	5,275,000	3,996,946	93.8%	93.8%	1,042	992
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,933,938	96.6%	95.9%	869	855
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,775,706	97.5%	96.8%	1,212	1,217
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,725,911	93.8%	95.8%	986	975
29	Library Lofts	Kansas City, MO	2/28/2013	118	12,750,000	8,896,893	95.8%	98.3%	971	955
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,743,131	97.7%	95.1%	1,017	999
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	26,445,429	94.6%	95.2%	1,343	1,296
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,547,676	97.3%	96.4%	1,256	1,270
33	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,573,590	95.4%	92.9%	742	750
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,667,462	93.8%	93.1%	1,181	1,239
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,988,279	97.5%	97.5%	955	956
36	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,592,282	97.0%	95.5%	710	708
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,229,069	95.4%	96.9%	813	824
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,520,929	98.6%	93.1%	842	843
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,242,467	97.3%	96.9%	728	736
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	54,892,196	94.6%	92.6%	1,355	1,342
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 &12/1/2014	354	50,285,000	34,725,000	73.2%	63.6%	1,178	1,196
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,750,512	99.5%	94.5%	790	773
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,307,329	96.5%	93.0%	1,197	1,213
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,851,149	93.8%	92.9%	781	813
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	95.3%	95.3%	931	932
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	18,850,000	97.1%	95.1%	1,088	1,070
47	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,550,617	95.8%	93.2%	892	918

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at March 31, 2015	Average Occupancy as of		Average Monthly Rent(1) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Mar 31, 2015	Dec 31, 2014	Mar 31, 2015	Dec 31, 2014
48	The Heights Apartments	Houston, TX	9/30/2013	504	$37,000,000	$28,755,730	92.3%	93.1%	$946	$929
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,779,282	93.9%	96.3%	1,121	1,137
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	27,906,124	97.0%	95.8%	1,159	1,168
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,223,592	93.4%	96.9%	1,088	1,075
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	97.2%	94.1%	1,040	998
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	97.2%	96.8%	1,055	1,051
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	93.1%	93.1%	1,021	1,045
55	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	43,500,000	94.8%	92.4%	982	974
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	92.3%	93.1%	1,211	1,328
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,658,855	94.6%	94.6%	1,180	1,186
58	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	92.2%	92.6%	790	823
59	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,757,839	95.7%	92.0%	963	989
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,399,146	94.5%	93.5%	964	1,000
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	94.8%	94.3%	916	909
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	95.3%	89.9%	1,428	1,462
63	Richland Falls	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	96.8%	96.3%	901	860
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	94.6%	95.9%	970	956
65	Park Shore	St. Charles, IL	9/12/2014	160	18,350,000	12,845,000	92.5%	95.0%	1,104	1,113
				16,526	$1,624,892,557	$1,069,920,906	95.2%	94.1%	$966	$966
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our accounting policies during 2015. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with the taxable year ended December 31, 2010. To continue to qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification was lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2015 and December 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014, 2013 and 2012.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The distributions paid during each of the last five fiscal quarters ended March 31, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid			Net Cash Provided By Operating Activities
						Cash Flow From Operations	Offering Proceeds	Revolving Credit Facility
			Cash	Reinvested	Total
First Quarter 2014	$13,174,851	$0.177	$6,455,864	$6,227,486	$12,683,350	$7,784,361	$4,898,989	$—	$7,784,361
Second Quarter 2014	13,454,087	0.179	6,834,399	6,709,523	13,543,922	9,503,118	4,040,804	—	9,503,118
Third Quarter 2014	13,785,040	0.181	6,993,862	6,743,864	13,737,726	13,737,726	—	—	15,165,296
Fourth Quarter 2014	13,882,686	0.181	9,207,864	4,502,799	13,710,663	13,710,663	—	—	16,104,072
First Quarter 2015	13,585,679	0.177	13,585,602	78	13,585,680	11,032,049	—	2,553,631	11,032,049
	$67,882,343	$0.895	$43,077,591	$24,183,750	$67,261,341	$55,767,917	$8,939,793	$2,553,631	$59,588,896
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2015, we paid aggregate distributions of $13,585,680. All such distributions were paid in cash. For the three months ended March 31, 2015, we had a net loss of $3,830,646. We had funds from operations, or FFO, for the three months ended March 31, 2015 of $12,323,665 and net cash provided by operating activities was $11,032,049. For the three months ended March 31, 2015, we funded $11,032,049 of distributions paid with net cash provided by operating activities and $2,553,631 of distributions paid with proceeds from the revolving credit facility. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

As of March 31, 2015, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us.
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
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners, our ability to obtain various forms of secured and unsecured financing and proceeds from our operating partnership’s private placements, if any, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and proceeds from the sale of our properties. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
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

Tranche B is $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of March 31, 2015, $20,000,000 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Provided by Operating Activities
As of March 31, 2015, we owned 65 multifamily properties. During the three months ended March 31, 2015, net cash provided by operating activities was $11,032,049 compared to $7,784,361 for the three months ended March 31, 2014. The increase in net cash provided by operating activities is primarily due to the decrease in net loss and increase in restricted cash, partially offset by the decreases in depreciation and amortization, accounts payable and accrued liabilities, due to affiliates and rents and other receivables compared to the first quarter of 2014. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2015, net cash used in investing activities was $7,044,504 compared to $51,732,219 during the three months ended March 31, 2014. The decrease in net cash used in investing activities was primarily due to the acquisition of three multifamily properties during the three months ended March 31, 2014, compared to zero property acquisitions during the three months ended March 31, 2015. Net cash used in investing activities during the three months ended March 31, 2015 consisted of the following:

•	$7,021,999 of cash used for improvements to real estate investments; and

•	$22,505 of cash used in restricted cash accounts related to replacement reserves.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2015, net cash used in financing activities was $8,123,023 compared to net cash provided by financing activities of $65,367,598 during the three months ended March 31, 2014. The decrease in cash flow from financing activities is due primarily to the increase in distributions to common stockholders and decreases in proceeds from the issuance of mortgage notes payable, borrowings from the credit facility and proceeds from the issuance of common stock. Net cash used in financing activities during the three months ended March 31, 2015 consisted of the following:

•	$537,421 of principal payments on mortgage notes payable, net of deferred financing costs in the amount of $10,000 and proceeds of $2,841,761;

•	$6,000,000 from borrowings on our credit facility; and

•	$13,585,602 of cash distributions.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of March 31, 2015, we had indebtedness totaling an aggregate principal amount of $1,089,920,906, including the net premiums and discounts on certain notes payables of $4,378,099. The following is a summary of our contractual obligations as of March 31, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$285,513,683	$27,743,715	$76,588,622	$67,832,920	$113,348,426
Principal payments on outstanding debt obligations(2)	1,085,542,807	11,953,273	91,733,100	214,855,983	767,000,451
Total	$1,371,056,490	$39,696,988	$168,321,722	$282,688,903	$880,348,877
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2015. We incurred interest expense of $10,025,995 during the three months ended March 31, 2015, including amortization of deferred financing costs totaling $363,977, net unrealized losses from the change in fair value of interest rate cap agreements of $1,021,586 and capitalized interest of $38,761.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums and discounts associated with certain notes payable.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods in addition to our value-enhancement strategy. Although the number of multifamily properties owned as of March 31, 2015 remained unchanged at 65 compared to March 31, 2014, our results of operations were significantly impacted by the three multifamily properties acquired during the three months ended March 31, 2014, the three multifamily properties disposed of after March 31, 2014, the four multifamily properties acquired after March 31, 2014 and our value-enhancement activity completed through March 31, 2015, as further discussed below.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our results of operations for the three months ended March 31, 2015 and 2014 are not indicative of those expected in future periods. For the three months ended March 31, 2014, we had not yet invested all of the proceeds from our public offering and therefore increased our borrowings and made future acquisitions, which had a significant impact on our future results of operations. For the three months ended March 31, 2015, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014
The following table summarizes the consolidated results of operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	Change $	Change %
Total revenues	$51,051,301	$45,679,704	$5,371,597	11.8%
Operating, maintenance and management	(12,827,151)	(12,713,308)	(113,843)	0.9%
Real estate taxes and insurance	(9,055,399)	(8,325,350)	(730,049)	8.8%
Fees to affiliates	(5,368,476)	(6,503,824)	1,135,348	(17.5)%
Depreciation and amortization	(16,154,311)	(20,205,351)	4,051,040	(20.0)%
Interest expense	(9,987,234)	(9,924,021)	(63,213)	0.6%
General and administrative expenses	(1,482,231)	(1,473,847)	(8,384)	0.6%
Acquisition costs	(7,145)	(616,914)	609,769	(98.8)%
Net loss	$(3,830,646)	$(14,082,911)	$10,252,265	(72.8)%

NOI(1)	$27,242,196	$22,891,195	$4,351,001	19.0%
FFO(2)	$12,323,665	$6,122,440	$6,201,225	101.3%
MFFO(2)	$13,369,303	$9,345,668	$4,023,635	43.1%
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
Net loss
For the three months ended March 31, 2015, we had a net loss of $3,830,646 compared to a net loss of $14,082,911 for the three months ended March 31, 2014. The decrease in net loss of $10,252,265 over the prior year period was primarily due to the increase in total revenues of $5,371,597, the decrease in fees to affiliates of $1,135,348, the decrease in depreciation and amortization expense of $4,051,040 and the decrease in other acquisition costs of $609,769, partially offset by the increase in real estate taxes and insurance of $730,049, the increase in operating, maintenance and management expenses of $113,843, the increase in interest expense of $63,213 and the increase in general and administrative expenses of $8,384. The improved operations were primarily due to the continued stabilization of our property portfolio.
Total revenues
Rental income and tenant reimbursements for the three months ended March 31, 2015 were $51,051,301 compared to $45,679,704 for the three months ended March 31, 2014. The increase of $5,371,597 was primarily due to the fact that we acquired three multifamily properties during the three months ended March 31, 2014 that experienced a full period of operations for the three months ended March 31, 2015 and we have acquired an additional four multifamily properties since March 31, 2014. The sale of three multifamily properties after March 31, 2014 partially offset the increase in revenues. Additionally, our total units increased by 255 from 16,271 at March 31, 2014 to 16,526 at March 31, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended March 31, 2015 were $12,827,151 compared to $12,713,308 for the three months ended March 31, 2014. While we increased our multifamily units by 255, from 16,271 at March 31, 2014 to 16,526 at March 31, 2015, we were able to keep the operating, maintenance and management expenses consistent, with no meaningful changes from the three months ended March 31, 2015 compared to the three months ended March 31, 2014. We expect that these amounts will decrease as a percentage of total revenues as we stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2015 were $9,055,399 compared to $8,325,350 for the three months ended March 31, 2014. The increase of $730,049 was due to the acquisition of four multifamily properties since March 31, 2014, the continuing operation of the properties owned as of March 31, 2014, ordinary municipal property tax increases and increases in the assessed value of our property portfolio, partially offset by the three multifamily properties disposed of after March 31, 2014. We expect these amounts to increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2015 were $5,368,476 compared to $6,503,824 for the three months ended March 31, 2014. The decrease of $1,135,348 primarily was due to no acquisition fees earned by our advisor as no multifamily properties were acquired during the three months ended March 31, 2015, compared to acquisition fees of $1,579,677 earned by our advisor in connection with the acquisition of three multifamily properties with an aggregate purchase price of $48,874,157 during the three months ended March 31, 2014. This decrease in fees to affiliates expense is partially

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

offset by increases to the property management and investment management fees payable to our affiliated property manager and advisor for the three months ended March 31, 2015 as a result of the growth of our property portfolio. We expect fees to affiliates to decrease in future periods as a result of a decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2015 were $16,154,311 compared to $20,205,351 for the three months ended March 31, 2014. The decrease of $4,051,040 was primarily due to the tenant origination and absorption costs recognized from the significant number of acquisitions made leading up to, and immediately after, the conclusion of our public offering on December 20, 2013 that were fully amortized prior to the three months ended March 31, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2015 was $9,987,234 compared to $9,924,021 for the three months ended March 31, 2014. The interest expenses were consistent, with no meaningful changes from the three months ended March 31, 2014 to the three months ended March 31, 2015. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
General and administrative expense
General and administrative expenses for the three months ended March 31, 2015 were $1,482,231 compared to $1,473,847 for the three months ended March 31, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The general and administrative expenses were consistent, with no meaningful changes from the three months ended March 31, 2014 to the three months ended March 31, 2015. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended March 31, 2015 were $7,145 compared to $616,914 for the three months ended March 31, 2014. The decrease in acquisition costs related primarily to our acquisition of zero multifamily properties during the three months ended March 31, 2015 compared to three acquisitions of multifamily properties with an aggregate purchase price of $48,874,157 during the three months ended March 31, 2014. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our public offering.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2014. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2014.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014	Change $	Change %
Same-store properties:
Revenues	$48,137,573	$44,511,240	$3,626,333	8%
Operating expenses	22,504,672	22,027,598	477,074	2%
Net operating income	25,632,901	22,483,642	3,149,259	14%

Non-same-store properties:
Net operating income	1,609,295	407,553	1,201,742

Total net operating income(1)	$27,242,196	$22,891,195	$4,351,001
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended March 31, 2015 was $25,632,901 compared to $22,483,642 for the three months ended March 31, 2014. The 14% increase in same-store net operating income was primarily due to the 8% increase in same-store revenues offset by the 2% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended March 31, 2015 were $48,137,573 compared to $44,511,240 for the three months ended March 31, 2014. The 8% increase in same-store revenues was primarily due to the increase in same-store occupancy from 93.9% as of March 31, 2014 to 95.2% as of March 31, 2015 coupled with average rent increases at the same-store properties from $915 as of March 31, 2014 to $962 as of March 31, 2015, primarily attributable to the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2015 were $22,504,672 compared to $22,027,598 for the three months ended March 31, 2014. The 2% increase in same-store operating expenses was primarily due to increased personnel costs at the same-store properties during the three months ended March 31, 2015 partially offset by decreased utility expenses incurred at the same-store properties during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2015 and 2014 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2015	2014
Net loss	$(3,830,646)	$(14,082,911)
Fees to affiliates(1)	3,441,921	4,753,973
Depreciation and amortization	16,154,311	20,205,351
Interest expense	9,987,234	9,924,021
General and administrative expenses	1,482,231	1,473,847
Acquisition costs	7,145	616,914
Net operating income	$27,242,196	$22,891,195
________________

(1)
Fees to affiliates for the three months ended March 31, 2015 and 2014 excludes property management fees of $1,503,169 and $1,353,298 and other fees of $423,386 and $396,553, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
Reconciliation of net loss to MFFO:	2015	2014
Net loss	$(3,830,646)	$(14,082,911)
Depreciation of real estate assets	15,905,614	13,865,602
Amortization of lease-related costs	248,697	6,339,749
FFO	12,323,665	6,122,440
Acquisition fees and expenses(1)(2)	7,145	2,196,591
Unrealized loss on derivative instruments	1,021,586	1,189,874
Accretion of below-market leases	—	(163,237)
Change in value of restricted common stock to Advisor	16,907	—
MFFO	$13,369,303	$9,345,668
________________

(1)
By excluding acquisition fees and expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that operational earnings and cash flows are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows.

(2)
Acquisition fees and expenses for the three months ended March 31, 2015 and 2014 includes acquisition fees of $0 and $1,579,677, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations and acquisition expenses of $7,145 and $616,914, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2015, the fair value of our fixed rate debt was $504,414,201 and the carrying value of our fixed rate debt was $481,810,889. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2015, the fair value of our variable rate debt was $606,106,372 and the carrying value of our fixed rate debt was $608,110,017. At March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $608,110,017 of our outstanding variable rate debt. Based on interest rates as of March 31, 2015, if interest rates are 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt would increase by $5,965,237 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $1,050,208.
At March 31, 2015, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.31% and 2.51%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.31% at March 31, 2015. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2015 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2015, where applicable.

PART I — FINANCIAL INFORMATION (continued)

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2015 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 9, 2010, our Registration Statement on Form S-11 (File No. 333-160748), registering a public offering of up to $1,650,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on July 19, 2010. We offered up to 150,000,000 shares of our common stock to the public in our primary offering and up to 15,789,474 shares of our common stock pursuant to our distribution reinvestment plan. We initially offered shares of our common stock to the public in our primary offering at a price of $10.00 per share and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. As a result of our determination of our estimated value per share as of March 31, 2012, effective September 10, 2012, the offering price of shares of our common stock in our public offering increased from a price of $10.00 per share to $10.24 per share and the purchase price for shares issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to $9.73 per share. Our initial public offering was terminated on December 20, 2013. Upon termination of our initial public offering, we had sold 74,245,616 shares of our common stock, including 1,588,289 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $751,234,073 in our private offering and public offering.
From inception through March 31, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
We used substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of March 31, 2015, we had invested in 65 multifamily properties for a total purchase price of $1,624,892,557. These property acquisitions were funded from proceeds of our offerings and $1,042,964,196 in secured financings.
Item 3. Defaults Upon Senior Securities
None.

PART II—OTHER INFORMATION (continued)

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 12, 2015, the Company’s board of directors elected to dissolve the special committee of the board of directors.
Item 6. Exhibits
The exhibits listed on this Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date:	May 14, 2015	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 14, 2015	By:	/s/ Kevin J. Keating
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2014 and incorporated herein by reference).

3.2
Bylaws of Steadfast Secure Income REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-160748) filed July 23, 2009 and incorporated herein by reference).

10.1
Amendment No. 7 to the Amended and Restated Advisory Agreement, dated as of April 13, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference).

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

____________

*	Filed herewith.

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.