Form 10-Q
period 2015-06-30
Steadfast Income REIT, Inc.
filed 2015-08-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2015, there were 76,858,491 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,468,467,030	1,457,633,918
Tenant origination and absorption costs	—	524,712
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	6,736,304	2,048,098
Total real estate, cost	1,651,950,019	1,636,953,413
Less accumulated depreciation and amortization	(130,154,067)	(98,342,452)
Total real estate, net	1,521,795,952	1,538,610,961
Cash and cash equivalents	32,025,434	29,529,312
Restricted cash	22,923,437	25,478,939
Rents and other receivables	2,352,759	1,992,310
Deferred financing costs and other assets, net	9,158,077	13,455,606
Total assets	$1,588,255,659	$1,609,067,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$32,205,191	$39,527,928
Notes payable:
Mortgage notes payable, net	1,087,119,152	1,070,757,025
Revolving credit facility	20,000,000	14,000,000
Total notes payable, net	1,107,119,152	1,084,757,025
Distributions payable	4,528,503	4,679,455
Due to affiliates, net	1,328,642	3,039,490
Total liabilities	1,145,181,488	1,132,003,898
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,858,491 and 76,858,483 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	768,585	768,585
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	680,206,117	680,138,132
Cumulative distributions and net losses	(237,900,541)	(203,843,497)
Total stockholders’ equity	443,074,171	477,063,230
Total liabilities and stockholders’ equity	$1,588,255,659	$1,609,067,128
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$46,388,918	$43,924,772	$91,921,505	$85,168,553
Tenant reimbursements and other	5,854,884	5,299,287	11,373,597	9,735,210
Total revenues	52,243,802	49,224,059	103,295,102	94,903,763
Expenses:
Operating, maintenance and management	12,766,597	13,130,239	25,593,749	25,843,547
Real estate taxes and insurance	9,730,344	8,876,041	18,785,743	17,201,391
Fees to affiliates	5,413,367	6,125,623	10,781,843	12,629,447
Depreciation and amortization	16,182,016	17,457,109	32,336,326	37,662,460
Interest expense	9,520,362	11,273,624	19,507,596	21,197,645
Loss on debt extinguishment	—	891,885	—	891,885
General and administrative expenses	1,535,545	1,712,143	3,017,775	3,185,990
Acquisition costs	—	483,368	7,145	1,100,282
Total expenses	55,148,231	59,950,032	110,030,177	119,712,647
Loss from continuing operations	(2,904,429)	(10,725,973)	(6,735,075)	(24,808,884)
Gain on sale of real estate, net	—	7,072,294	—	7,072,294
Net loss	$(2,904,429)	$(3,653,679)	$(6,735,075)	$(17,736,590)
Loss per common share — basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.24)
Weighted average number of common shares outstanding — basic and diluted	76,353,485	75,164,490	76,353,485	74,817,466
Distributions declared per common share	$0.179	$0.179	$0.356	$0.356
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	74,153,580	$741,538	1,000	$10	$640,181,521	$(123,804,541)	$517,118,528
Issuance of common stock	2,496,806	24,968	—	—	24,170,846	—	24,195,814
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers to redeemable common stock	—	—	—	—	13,393,647	—	13,393,647
Redemption of common stock	(280,184)	(2,804)	—	—	(2,721,144)	—	(2,723,948)
Distributions declared	—	—	—	—	—	(54,296,664)	(54,296,664)
Amortization of stock-based compensation	—	—	—	—	118,145	—	118,145
Net loss for the year ended December 31, 2014	—	—	—	—	—	(25,742,292)	(25,742,292)
BALANCE, December 31, 2014	76,858,483	768,585	1,000	10	680,138,132	(203,843,497)	477,063,230
Issuance of common stock	8	—	—	—	78	—	78
Distributions declared	—	—	—	—	—	(27,321,969)	(27,321,969)
Amortization of stock-based compensation	—	—	—	—	45,767	—	45,767
Change in value of restricted common stock to Advisor	—	—	—	—	22,140	—	22,140
Net loss for the six months ended June 30, 2015	—	—	—	—	—	(6,735,075)	(6,735,075)
BALANCE, June 30, 2015	76,858,491	$768,585	1,000	$10	$680,206,117	$(237,900,541)	$443,074,171
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(6,735,075)	$(17,736,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,336,326	37,662,460
Accretion of below-market leases	—	(163,237)
Amortization of deferred financing costs	732,127	759,388
Amortization of stock-based compensation	45,767	44,352
Change in value of restricted common stock to Advisor	22,140	—
Amortization of loan premiums and discounts	(617,396)	(617,397)
Change in fair value of interest rate cap agreements	1,368,174	3,315,514
Loss on debt extinguishment	—	95,658
Gain on sale of real estate	—	(7,072,294)
Bad debt expense	999,662	999,650
Changes in operating assets and liabilities:
Restricted cash for operating activities	2,679,940	(1,752,395)
Rents and other receivables	(1,360,111)	(650,126)
Other assets	2,533,858	2,593,114
Accounts payable and accrued liabilities	(7,880,221)	(923,582)
Due to affiliates, net	(1,710,848)	732,964
Net cash provided by operating activities	22,414,343	17,287,479
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(92,203,757)
Additions to real estate investments	(14,963,833)	(10,774,719)
Escrow deposits for pending real estate acquisitions	—	(2,060,400)
Restricted cash for investing activities	(124,438)	(4,708,402)
Purchase of interest rate caps	(65,250)	(591,746)
Proceeds from sales of real estate, net	—	15,201,572
Net cash used in investing activities	(15,153,521)	(95,137,452)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	23,889,258	88,663,000
Principal payments on mortgage notes payable	(6,909,735)	(34,879,817)
Borrowings from credit facility	6,000,000	35,000,000
Principal payments on credit facility	—	(15,000,000)
Proceeds from issuance of common stock	—	26,561,229
Reimbursement of other offering costs to affiliates	—	(3,105,246)
Payment of deferred financing costs	(271,380)	(737,696)
Distributions to common stockholders	(27,472,843)	(13,290,263)
Redemptions of common stock	—	(855,916)
Net cash (used in) provided by financing activities	(4,764,700)	82,355,291
Net increase in cash and cash equivalents	2,496,122	4,505,318
Cash and cash equivalents, beginning of period	29,529,312	19,368,573
Cash and cash equivalents, end of period	$32,025,434	$23,873,891

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $100,675 and $0 for the six months ended June 30, 2015 and 2014, respectively	$18,084,480	$17,513,737
Supplemental Disclosure of Noncash Transactions:
Application of escrow deposits to acquire real estate	$—	$1,900,400
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$78	$12,937,009
Issuance of restricted common stock to settle liability	$—	$5,000,000
Increase in redeemable common stock, net	$—	$(10,289,276)
Increase in redeemable common stock payable	$—	$401,119
Increase in accounts payable and accrued liabilities from additions to real estate investments	$557,484	$—

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009 as a Maryland corporation that has elected to be treated as, and currently qualifies as, a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepted subscriptions for shares of its common stock in the Public Offering (as defined below), the Company transferred substantially all of the net offering proceeds to the Operating Partnership in exchange for partnership interests, and the Company’s percentage ownership in the Operating Partnership increased proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
As of June 30, 2015, the Company owned 65 multifamily properties comprising a total of 16,542 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
Private Offering
On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. On July 9, 2010, the Company terminated the Private Offering and on July 19, 2010, the Company commenced its registered public offering described below. The Company sold 637,279 shares of common stock in the Private Offering for gross offering proceeds of $5,844,325.
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
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

$9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the then new offering price of $10.24 per share.
On March 10, 2015, the Company’s board of directors determined a new estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
June 30, 2015
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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$676,015	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,978,939	$—

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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $1,091,142,924 and $1,082,414,832, respectively, compared to the carrying value of $1,087,119,152 and $1,070,757,025, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2015 through June 30, 2015 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2015, the Company declared distributions of $0.179 and $0.356 per common share, respectively. During the three and six months ended June 30, 2014, the Company declared distributions of $0.179 and $0.356 per common share, respectively.
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
Recently Issued Accounting Standards Updates
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In July 2015, the FASB decided to delay the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of the extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from deferred financing costs and other assets, net to notes payable on the consolidated balance sheet.
3. Real Estate
As of June 30, 2015, the Company owned 65 multifamily properties, encompassing in the aggregate 16,542 residential apartment homes and 25,973 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,624,892,557. As of June 30, 2015 and December 31, 2014, the Company’s portfolio was approximately 95.2% and 94.1% occupied and the average monthly rent was $981 and $966, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

As of June 30, 2015 and December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,468,467,030	$—	$2,644,263	$6,736,304	$1,651,950,019
Less: Accumulated depreciation and amortization	—	(129,837,787)	—	(316,280)	—	(130,154,067)
Net investments in real estate and related lease intangibles	$174,102,422	$1,338,629,243	$—	$2,327,983	$6,736,304	$1,521,795,952

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,457,633,918	$524,712	$2,644,263	$2,048,098	$1,636,953,413
Less: Accumulated depreciation and amortization	—	(97,793,830)	(308,926)	(239,696)	—	(98,342,452)
Net investments in real estate and related lease intangibles	$174,102,422	$1,359,840,088	$215,786	$2,404,567	$2,048,098	$1,538,610,961
Depreciation and amortization expenses were $16,182,016 and $32,336,326 for the three and six months ended June 30, 2015, and $17,457,109 and $37,662,460 for the three and six months ended June 30, 2014, respectively.
Depreciation of the Company’s buildings and improvements were $16,138,343 and $32,043,956 for the three and six months ended June 30, 2015, and $14,574,731 and $28,440,333 for the three and six months ended June 30, 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs was $5,381 and $215,786 for the three and six months ended June 30, 2015, and $2,844,086 and $9,145,543 for the three and six months ended June 30, 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At June 30, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $38,292 and $76,584 for the three and six months ended June 30, 2015, and $38,292 and $76,584 for the three and six months ended June 30, 2014, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The future amortization of the Company’s acquired other intangible assets as of June 30, 2015 and thereafter is as follows:

July 1 through December 31, 2015	$76,584
2016	153,168
2017	153,168
2018	153,168
2019	153,168
Thereafter	1,638,727
$2,327,983
Operating Leases
As of June 30, 2015, the Company’s real estate portfolio comprised 16,542 residential apartment homes and was 97.5% leased by a diverse group of residents. For each of the three and six months ended June 30, 2015 and 2014, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 2.67 to 6.29 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,498,664 and $4,156,797 as of June 30, 2015 and December 31, 2014, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2015 and thereafter is as follows:

July 1 through December 31, 2015	$177,516
2016	353,852
2017	358,234
2018	202,540
2019	163,431
Thereafter	198,530
$1,454,103
As of June 30, 2015 and December 31, 2014, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

4. Deferred Financing Costs and Other Assets
As of June 30, 2015 and December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	June 30, 2015	December 31, 2014
Deferred financing costs	$10,014,657	$9,743,277
Less: accumulated amortization	(3,242,444)	(2,510,317)
	6,772,213	7,232,960
Prepaid expenses	388,749	2,900,609
Interest rate cap agreements	676,015	1,978,939
Deposits	1,321,100	1,343,098
	$9,158,077	$13,455,606
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of June 30, 2015 and December 31, 2014:

	June 30, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed(1)	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.31%	$482,654,587
Mortgage notes payable - variable(2)	28	5/16/2017 - 6/1/2025	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.54%	604,464,565
Total mortgage notes payable	65				3.33%	$1,087,119,152

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

	December 31, 2014
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed(1)	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.30%	$481,090,989
Mortgage notes payable - variable(2)	27	5/16/2017 - 8/1/2024	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.53%	589,666,036
Total mortgage notes payable	64				3.36%	$1,070,757,025
_____________________________

(1)
The following table summarizes the debt premiums and discounts as of June 30, 2015, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of June 30, 2015	Amortization of Net Debt Premium During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
$4,069,401	$308,698	$308,699	$617,396	$617,397

(2)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
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
For each advance prior to the July 18, 2014 amendment, the Company had the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the revolving credit facility), (B) the sum of the Federal Funds Rate (as defined in the revolving credit facility) plus 0.5%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options was selected by the Company, the Company could select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected for each draw to date the LIBOR Option and the in-place interest rate was 1.79% as of June 30, 2015.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

As of June 30, 2015 and December 31, 2014, $20,000,000 and $14,000,000 was outstanding under the credit facility, respectively.
The following is a summary of the Company’s aggregate maturities as of June 30, 2015:

		Remainder of 2015	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt obligations(1)	$1,103,049,751	$8,206,741	$36,402,105	$52,553,195	$83,997,288	$128,172,272	$793,718,150
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all financial debt covenants.
For the three and six months ended June 30, 2015, the Company incurred interest expense of $9,582,276 and $19,608,271. Interest expense for the three and six months ended June 30, 2015 includes amortization of deferred financing costs of $368,150 and $732,127, amortization of loan premiums of $308,698 and $617,396, net unrealized loss from the change in fair value of interest rate cap agreements of $346,588 and $1,368,174 and capitalized interest of $61,914 and $100,675, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
For the three and six months ended June 30, 2014, the Company incurred interest expense of $11,273,624 and $21,197,645. Interest expense for the three and six months ended June 30, 2014 includes amortization of deferred financing costs of $395,300 and $759,388, amortization of loan premiums of $308,699 and $617,397 and net unrealized loss from the change in fair value of interest rate cap agreements of $2,125,640 and $3,315,514, respectively.
Interest expense of $2,810,591 and $2,870,380 was payable as of June 30, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of June 30, 2015, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP for total proceeds of $39,580,847. Offering costs primarily consist of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Six Months Ended June 30, 2015	For the Years Ended December 31,
		2014	2013
Nonvested shares at the beginning of the period	16,875	18,750	20,625
Granted shares	—	10,000	10,000
Vested shares	—	(11,875)	(11,875)
Nonvested shares at the end of the period	16,875	16,875	18,750
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013 is as follows:

Grant Year	Weighted Average Fair Value
2013	$10.24
2014	10.24
2015	—
The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan, as defined below.
Included in general and administrative expenses is $22,883 and $45,767 for the three and six months ended June 30, 2015 and $22,176 and $44,352 for the three and six months ended June 30, 2014, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 0.94 years as of June 30, 2015.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of restricted stock was $5,053,711 as of June 30, 2015.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2015 and December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
In connection with the Public Offering, the Company’s board of directors approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, in connection with the change in the Public Offering price, shares of the Company’s common stock were issued pursuant to the DRP at a price of $9.73 per share. Effective with distributions earned beginning on December 1, 2014, the Company’s board of directors elected to suspend the DRP. As a result, all distributions are currently paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, in its sole discretion, from time to time, reinstate the DRP at a price based upon the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant, although there is no assurance as to if or when this will happen.
No sales commissions or dealer manager fees were payable on shares sold through the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Share Repurchase Program and Redeemable Common Stock
The Company’s share repurchase program may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.
The purchase price for shares repurchased under the Company’s share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “Estimated Value per Share” equals the most recently determined Estimated Value per Share when the share repurchase program is in effect.

(3)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder is equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase program is further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter during quarters in which the share repurchase is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase program, effective November 20, 2014. As a result, the Company has not processed redemption requests received after such date. On May 12, 2015, the Company’s board of directors elected to reinstate the share repurchase program effective July 1, 2015.
During the three and six months ended June 30, 2014, the Company redeemed a total of 38,415 and 87,928 shares with a total redemption value of $381,372 and $855,916 and received requests for the redemption of 76,036 and 137,606 shares with a total redemption value of $731,533 and $1,346,295, respectively, all of which were redeemed during the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority was given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. There is no fee in connection with a repurchase of shares of the Company’s common stock.
The aggregate amount of repurchases under the Company’s share repurchase program is not expected to exceed the aggregate proceeds received from the sale of shares pursuant to the DRP. However, if this amount is not sufficient to fund repurchase requests, subject to the 5% limitation outlined above, the Company’s board of directors may, in its sole discretion, choose to use other sources of funds to repurchase shares of the Company’s common stock. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets.
Effective July 1, 2015 with the reinstatement of the share repurchase program, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. There is no fee in connection with a repurchase of shares of the Company’s common stock.
In addition, the Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the Company’s stockholders.
Pursuant to the share repurchase program, for the three and six months ended June 30, 2014, the Company reclassified $6,327,073 and $10,289,276, net of $381,372 and $855,916 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, in order to provide additional available funds to pay distributions, the Company’s obligation to pay up to $5,000,000 of fees due to the Advisor pursuant to the Advisory Agreement was deferred. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock to the Advisor, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of June 30, 2015 and December 31, 2014, no fees had been deferred pursuant to the Advisory Agreement.
Distributions Declared
Distributions declared to date (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock.
Distributions declared for the three and six months ended June 30, 2015 were $13,736,290 and $27,321,969, including $0 and $78, or 0 and 8 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2014 were $13,454,087 and $26,628,938, including $6,654,678 and $13,171,466, or 683,934 and 1,353,696 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2015 and December 31, 2014, $4,528,503 and $4,679,455 in distributions declared were payable, none of which were reinvested pursuant to the DRP.
Distributions Paid
For the three and six months ended June 30, 2015, the Company paid cash distributions of $13,887,241 and $27,472,843, which related to distributions declared for each day in the period from March 1, 2015 through May 31, 2015 and December 1, 2014 through May 31, 2015, respectively. Additionally, for the three and six months ended June 30, 2015, 0 and 8 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $0 and $78, respectively. For the three and six months ended June 30, 2015, the Company paid total distributions of $13,887,241 and $27,472,921.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to the Company	$(2,904,429)	$(3,653,679)	$(6,735,075)	$(17,736,590)
Less: dividends declared on participating securities	90,284	21,572	179,575	24,886
Net loss attributable to common stockholders	(2,994,713)	(3,675,251)	(6,914,650)	(17,761,476)
Weighted average common shares outstanding — basic and diluted	76,353,485	75,164,490	76,353,485	74,817,466
Loss per common share — basic and diluted	$(0.04)	$(0.05)	$(0.09)	$(0.24)
As of June 30, 2015, the Company excluded 488,281.25 and 16,875 of unvested restricted common shares outstanding issued to the Advisor and the Company’s independent directors, respectively, from the calculation of diluted loss per common share as the effect would have been antidilutive.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2015 and 2014 and amounts outstanding to the Advisor and its affiliates as of June 30, 2015 and December 31, 2014 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,454,795	$3,317,493	$6,896,717	$6,491,789	$21,664	$1,155,012
Acquisition fees(1)	—	917,225	—	2,496,902	—	603,400
Acquisition expenses(2)	—	201,945	7,145	411,149	—	4,002
Property management
Fees(1)	1,547,586	1,464,108	3,050,754	2,817,406	522,129	501,540
Reimbursement of onsite personnel(3)	4,609,838	4,482,540	9,075,134	8,573,720	533,435	583,161
Other fees(1)	410,986	426,797	834,372	823,350	50,550	76,913
Other operating expenses(4)	440,022	259,125	753,787	482,803	136,026	72,253
Disposition fees(5)	—	238,313	—	238,313	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	307,328	340,600	572,762	569,742	64,838	43,209
	$10,770,555	$11,648,146	$21,190,671	$22,905,174	$1,328,642	$3,039,490
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in gain on sale of real estate, net in the accompanying consolidated statements of operations.
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
June 30, 2015
(unaudited)

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
Included in organization and offering costs are payments made to Crossroads Capital Advisors, LLC (“Crossroads”), an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; assisting in public relations activities and the administration of the DRP and share repurchase program; and providing advice as to our real estate portfolio and property operations.
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
Organization costs were expensed as incurred. From inception through June 30, 2015, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and six months ended June 30, 2015 and 2014.
Offering costs, including selling commissions and dealer manager fees, were deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and six months ended June 30, 2015 and 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 20, 2013.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through June 30, 2015, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749.
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
June 30, 2015
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
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes while they undergo the planned renovation.
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
At June 30, 2015, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.
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
June 30, 2015
(unaudited)

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
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2015 and December 31, 2014, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. The Company recorded stock-based compensation expense of $22,883 and $45,767 for the three and six months ended June 30, 2015 and $22,176 and $44,352 for the three and six months ended June 30, 2014, respectively.
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
June 30, 2015
(unaudited)

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
11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2015 and December 31, 2014:

June 30, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 1/1/2019	One-Month LIBOR	28	$595,961,000	0.19%	2.56%	$676,015

December 31, 2014
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 1/1/2019	One-Month LIBOR	27	$577,961,000	0.17%	2.38%	$1,978,939

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2015 resulted in an unrealized loss of $346,588 and $1,368,174, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate cap agreements of $676,015 as of June 30, 2015 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On July 1, 2015, the Company paid distributions of $4,528,503, which related to distributions declared for each day in the period from June 1, 2015 through June 30, 2015. All such distributions were paid in cash.
On August 3, 2015, the Company paid distributions of $4,679,458, which related to distributions declared for each day in the period from July 1, 2015 through July 31, 2015. All such distributions were paid in cash.
Issuance and Acceleration of Restricted Stock to Independent Directors
The Company’s independent directors are granted shares of restricted common stock of the Company upon initial election and re-election to the board of directors. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. In connection with their initial election and re-election to the board of directors, Larry H. Dale and Kerry D. Vandell, respectively, were granted 18,000 and 11,107 shares of the Company’s restricted common stock (collectively, the “Awards”). On August 10, 2015 the board of directors determined it was in the best interest of the Company and its stockholders that all of the time-based vesting restrictions on the awards shall lapse, and the Awards were fully vested effective August 10, 2015.
Additionally, in commemoration of Messrs. Dale and Vandell’s service and commitment to the Company, the board of directors determined that it was in the best interest of the Company and its stockholders to grant 2,000 shares of the Company’s restricted common stock that immediately vest to each of Messrs. Dale and Vandell pursuant to the Incentive Award Plan on August 10, 2015.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
As of June 30, 2015, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,542 apartment homes and 25,973 square feet of rentable commercial space. The cost of our real estate portfolio was $1,624,892,557, exclusive of closing costs. At June 30, 2015, our portfolio was approximately 97.5% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of June 30, 2015, we owned the 65 multifamily properties listed below:

						Mortgage Debt Outstanding at June 30, 2015	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,840,656	94.7%	86.1%	$915	$813
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,399,502	95.0%	97.7%	768	753
3	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,436,767	91.1%	94.3%	872	913
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,653,314	98.5%	98.0%	682	679
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,344,437	95.1%	95.1%	949	924
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,500,000	95.3%	94.8%	699	686
7	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	8,855,412	93.1%	97.7%	682	658
8	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,405,181	95.6%	96.0%	856	847
9	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	23,579,698	95.8%	96.7%	883	866
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	22,103,726	95.8%	95.2%	957	953
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,305,975	96.3%	95.9%	958	961
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,124,702	97.0%	94.8%	1,039	1,003
13	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	9,977,075	92.5%	97.5%	876	845
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,431,688	95.0%	97.0%	976	999
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	18,000,000	94.4%	94.8%	1,099	1,151
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,275,216	95.7%	90.9%	1,081	1,080
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	15,021,221	94.2%	92.5%	921	878
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	100.0%	96.6%	715	650
19	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	21,104,183	92.4%	93.3%	757	756
20	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,198,130	98.0%	97.5%	1,056	1,027
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,746,312	96.3%	95.4%	1,055	1,022
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,211,189	95.2%	95.0%	833	836

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at June 30, 2015	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$6,044,268	98.9%	98.9%	$1,077	$1,044
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,737,196	95.7%	96.7%	835	803
25	South Pointe at Valley Farms(3)	Louisville, KY	12/28/2012	48	5,275,000	7,044,443	77.1%	93.8%	1,003	992
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,866,050	94.4%	95.9%	882	855
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,718,468	96.5%	96.8%	1,219	1,217
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,623,999	94.1%	95.8%	981	975
29	Library Lofts	Kansas City, MO	2/28/2013	118	12,750,000	8,853,228	97.5%	98.3%	955	955
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,664,894	96.2%	95.1%	1,022	999
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	26,257,261	92.2%	95.2%	1,339	1,296
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,449,479	96.9%	96.4%	1,267	1,270
33	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,516,945	95.0%	92.9%	755	750
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,667,462	92.4%	93.1%	1,236	1,239
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,946,403	95.0%	97.5%	967	956
36	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,529,986	96.3%	95.5%	702	708
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,198,373	98.5%	96.9%	851	824
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,441,588	97.4%	93.1%	845	843
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,191,430	95.8%	96.9%	727	736
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	54,592,095	95.4%	92.6%	1,357	1,342
41	Tapestry Park Apartments(4)	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	34,725,000	89.0%	63.6%	1,215	1,196
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,671,577	98.5%	94.5%	795	773
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,264,613	97.4%	93.0%	1,250	1,213
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,771,886	99.6%	92.9%	814	813
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	96.0%	95.3%	946	932
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	18,850,000	95.1%	95.1%	1,112	1,070
47	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,432,644	97.3%	93.2%	934	918

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

						Mortgage Debt Outstanding at June 30, 2015	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price		Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
48	The Heights Apartments	Houston, TX	9/30/2013	504	$37,000,000	$28,602,811	93.1%	93.1%	$926	$929
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,644,751	95.6%	96.3%	1,172	1,137
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	27,760,495	95.8%	95.8%	1,179	1,168
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,138,307	95.6%	96.9%	1,129	1,075
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	96.3%	94.1%	1,046	998
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	95.8%	96.8%	1,087	1,051
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	94.8%	93.1%	1,135	1,045
55	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	43,500,000	95.3%	92.4%	985	974
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	94.2%	93.1%	1,290	1,328
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,620,116	92.1%	94.6%	1,192	1,186
58	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	93.0%	92.6%	820	823
59	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,611,289	96.0%	92.0%	1,020	989
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,287,711	95.2%	93.5%	957	1,000
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	95.8%	94.3%	934	909
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	94.6%	89.9%	1,434	1,462
63	Richland Falls	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	93.7%	96.3%	915	860
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	95.0%	95.9%	955	956
65	Park Shore	St. Charles, IL	9/12/2014	160	18,350,000	12,845,000	92.5%	95.0%	1,085	1,113
				16,542	$1,624,892,557	$1,087,119,152	95.2%	94.1%	$981	$966
________________

(1)	At June 30, 2015, our portfolio was approximately 97.5% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
South Pointe at Valley Farms was acquired by the Company on December 28, 2012, containing 32 apartment homes. During 2014, construction began on an additional 96 apartment homes at South Pointe at Valley Farms. As of June 30, 2015, 16 of the 96 apartment homes have been completed and were in the lease-up phase.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)
Tapestry Park Apartments was acquired by the Company on August 13, 2013, containing 223 apartment homes. On December 1, 2014, Tapestry Park Apartments (Phase II) was acquired, with an additional 131 apartments homes. Tapestry Park Apartments (Phase II) was a newly constructed apartment community in 2014 and was in the lease-up phase as of June 30, 2015.

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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with the taxable year ended December 31, 2010. To maintain our qualifications as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification was lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2015 and December 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014, 2013 and 2012.
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
The distributions paid during each of the last five fiscal quarters ended June 30, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid			Net Cash Provided By Operating Activities
						Cash Flow From Operations	Offering Proceeds	Revolving Credit Facility
			Cash	Reinvested	Total
Second Quarter 2014	$13,454,087	$0.179	$6,834,399	$6,709,523	$13,543,922	$9,503,118	$4,040,804	$—	$9,503,118
Third Quarter 2014	13,785,040	0.181	6,993,862	6,743,864	13,737,726	13,737,726	—	—	15,165,296
Fourth Quarter 2014	13,882,686	0.181	9,207,864	4,502,799	13,710,663	13,710,663	—	—	16,104,072
First Quarter 2015	13,585,679	0.177	13,585,602	78	13,585,680	11,032,049	—	2,553,631	11,032,049
Second Quarter 2015	13,736,290	0.179	13,887,241	—	13,887,241	11,382,294	—	2,504,947	11,382,294
	$68,443,782	$0.897	$50,508,968	$17,956,264	$68,465,232	$59,365,850	$4,040,804	$5,058,578	$63,186,829
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2015, we paid aggregate distributions of $13,887,241 and $27,472,921, including $13,887,241 and $27,472,843 of distributions paid in cash and 0 and 8 in shares of our common stock issued pursuant to our distribution reinvestment plan for $0 and $78, respectively. For the three and six months ended June 30, 2015, our net loss was $2,904,429 and $6,735,075, we had funds from operations, or FFO, of $13,277,587 and $25,601,251 and net cash provided by operations of $11,382,294 and $22,414,343, respectively. For the three and six months ended June 30, 2015, we funded $11,382,294 and $22,414,343 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and with proceeds from our revolving credit facility of $2,504,947 and $5,058,578, respectively. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2015, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our annual REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2015, our borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association to borrow up to $5,000,000. On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of June 30, 2015, $20,000,000 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Provided by Operating Activities
As of June 30, 2015, we owned 65 multifamily properties. During the six months ended June 30, 2015, net cash provided by operating activities was $22,414,343 compared to net cash provided by operating activities of $17,287,479 for the six months ended June 30, 2014. The increase in net cash provided by operating activities is primarily due to the decrease in net loss and changes in gain on sale of real estate and restricted cash, partially offset by a decrease in depreciation and amortization expense and changes in the fair value of interest rate agreements, accounts payable and accrued liabilities and due to affiliates, net.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2015, net cash used in investing activities was $15,153,521 compared to net cash used in investing activities of $95,137,452 during the six months ended June 30, 2014. The decrease in net cash used in investing activities was primarily due to the acquisition of five multifamily properties during the six months ended June 30, 2014, compared to zero property acquisitions during the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2015 consisted of the following:

•	$14,963,833 of cash used for improvements to real estate investments;

•	$124,438 of cash used in restricted cash accounts related to replacement reserves; and

•	$65,250 of cash used to purchase interest rate cap agreements.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2015, net cash used in financing activities was $4,764,700 compared to net cash provided by financing activities of $82,355,291 during the six months ended June 30, 2014. The decrease in cash flow from financing activities is due primarily to the increase in distributions to common stockholders and decreases in proceeds from the issuance of mortgage notes payable, borrowings from the credit facility and proceeds from the issuance of common stock. Net cash used in financing activities during the six months ended June 30, 2015 consisted of the following:

•	$16,708,143 provided by proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $271,380 and principal payments of $6,909,735;

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	$6,000,000 provided by borrowings on our credit facility; and

•	$27,472,843 of cash distributions.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of June 30, 2015, we had indebtedness totaling an aggregate principal amount of $1,107,119,152, including the net premiums and discounts on certain notes payable of $4,069,401. The following is a summary of our contractual obligations as of June 30, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$282,164,217	$18,924,659	$78,056,708	$69,500,133	$115,682,717
Principal payments on outstanding debt obligations(2)	1,103,049,751	8,206,741	88,955,300	212,169,560	793,718,150
Total	$1,385,213,968	$27,131,400	$167,012,008	$281,669,693	$909,400,867
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2015. We incurred interest expense of $9,582,276 and $19,608,271 during the three and six months ended June 30, 2015, including amortization of deferred financing costs totaling $368,150 and $732,127, amortization of loan premiums of $308,698 and $617,396, net unrealized losses from the change in fair value of interest rate cap agreements of $346,588 and $1,368,174 and capitalized interest of $61,914 and $100,675, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods in addition to our value-enhancement strategy. Although the multifamily properties owned as of June 30, 2015 had a minimal change when compared to June 30, 2014, decreasing to 65 from 66, our results of operations were significantly impacted by the five multifamily properties acquired and one multifamily property disposed of during the six months ended June 30, 2014, the two multifamily properties acquired and two multifamily properties disposed of after June 30, 2014 and our value-enhancement activity completed through June 30, 2015, as further discussed below.
Our results of operations for the three and six months ended June 30, 2015 are not indicative of those expected in future periods. For the three and six months ended June 30, 2015, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2015 and 2014
The following table summarizes the consolidated results of continuing operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	Change $	Change %
Total revenues	$52,243,802	$49,224,059	$3,019,743	6%
Operating, maintenance and management	(12,766,597)	(13,130,239)	363,642	(3)%
Real estate taxes and insurance	(9,730,344)	(8,876,041)	(854,303)	10%
Fees to affiliates	(5,413,367)	(6,125,623)	712,256	(12)%
Depreciation and amortization	(16,182,016)	(17,457,109)	1,275,093	(7)%
Interest expense	(9,520,362)	(11,273,624)	1,753,262	(16)%
Loss on debt extinguishment	—	(891,885)	891,885	(100)%
General and administrative expenses	(1,535,545)	(1,712,143)	176,598	(10)%
Acquisition costs	—	(483,368)	483,368	(100)%
Loss from continuing operations	$(2,904,429)	$(10,725,973)	$7,821,544	(73)%

NOI(1)	$27,788,289	$25,326,874	$2,461,415	10%
FFO(2)	$13,277,587	$6,731,136	$6,546,451	97%
MFFO(2)	$13,629,408	$11,149,254	$2,480,154	22%
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

Loss from continuing operations
For the three months ended June 30, 2015, we had a loss from continuing operations of $2,904,429 compared to a loss from continuing operations of $10,725,973 for the three months ended June 30, 2014. The decrease in loss from continuing operations of $7,821,544 over the comparable prior year period was primarily due to the increase in total revenues of $3,019,743, the decrease in operating, maintenance and management expenses of $363,642, the decrease in fees to affiliates of $712,256, the decrease in depreciation and amortization expense of $1,275,093, the decrease in interest expense of $1,753,262, the decrease in loss on debt extinguishment of $891,885, the decrease in general and administrative expenses of $176,598 and the decrease in acquisition costs of $483,368, partially offset by the increase in real estate taxes and insurance of $854,303. The improved operations were primarily due to the continued stabilization of our property portfolio.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2015 were $52,243,802 compared to $49,224,059 for the three months ended June 30, 2014. The increase of $3,019,743 was primarily due to the fact that we acquired two multifamily properties during the three months ended June 30, 2014 that experienced a full period of operations for the three months ended June 30, 2015 and we have acquired an additional two multifamily properties since June 30, 2014. The sale of one multifamily property during the three months ended June 30, 2014 and two additional multifamily properties after June 30, 2014 partially offset the increase in revenues. Additionally, our total units increased by 49 from 16,493 at June 30, 2014 to 16,542 at June 30, 2015 and our average monthly rent increased from $938 at June 30, 2014 to $981 at June 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended June 30, 2015 were $12,766,597 compared to $13,130,239 for the three months ended June 30, 2014. While we increased our multifamily units by 49, from 16,493 at June 30, 2014 to 16,542 at June 30, 2015, we were able to reduce the operating, maintenance and management expenses through the implementation of operational efficiencies for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We expect that these amounts will decrease as a percentage of total revenues as we continue to stabilize our property portfolio and implement operational efficiencies at our multifamily properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2015 were $9,730,344 compared to $8,876,041 for the three months ended June 30, 2014. The increase of $854,303 was due primarily to the acquisition of two multifamily properties since June 30, 2014, the continuing operation of the properties owned as of June 30, 2014, ordinary municipal property tax increases and increases in the assessed value of our property portfolio, partially offset by the two multifamily properties disposed of after June 30, 2014. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2015 were $5,413,367 compared to $6,125,623 for the three months ended June 30, 2014. The decrease of $712,256 primarily was due to no acquisition fees earned by our advisor as no multifamily properties were acquired during the three months ended June 30, 2015, compared to acquisition fees of $917,225 earned by our advisor in connection with the acquisition of two multifamily properties with an aggregate purchase price of $45,230,000 during the three months ended June 30, 2014. This decrease in fees to affiliates expense was partially offset by increases to the property management and investment management fees payable to our affiliated property manager and advisor for the three months ended June 30, 2015 as a result of the growth of our property portfolio. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2015 were $16,182,016 compared to $17,457,109 for the three months ended June 30, 2014. The decrease of $1,275,093 was primarily due to the tenant origination and absorption costs recognized from the significant number of acquisitions made leading up to, and immediately after, the conclusion of our public offering on December 20, 2013 that were fully amortized prior to the three months ended June 30, 2015. We expect these amounts may increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2015 was $9,520,362 compared to $11,273,624 for the three months ended June 30, 2014. The decrease of $1,753,262 was primarily due to a reduction in the unrealized loss from changes in fair value of interest rate cap agreements from $2,125,640 for the three months ended June 30, 2014 to $346,588 for the three months ended June 30, 2015. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2015 was $0 compared to $891,885 for the three months ended June 30, 2014. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of one multifamily property during the three months ended June 30, 2014. There were no property sales and related repayment and extinguishment of debt during the three months ended June 30, 2015. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense
General and administrative expenses for the three months ended June 30, 2015 were $1,535,545 compared to $1,712,143 for the three months ended June 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $176,598 was primarily due to lower insurance premiums for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended June 30, 2015 were $0 compared to $483,368 for the three months ended June 30, 2014. The decrease in acquisition costs related primarily to our acquisition of zero multifamily properties during the three months ended June 30, 2015 compared to two acquisitions of multifamily properties with an aggregate purchase price of $45,230,000 during the three months ended June 30, 2014. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our public offering.
Consolidated Results of Operations for the Six Months Ended June 30, 2015 and 2014
The following table summarizes the consolidated results of continuing operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014	Change $	Change %
Total revenues	$103,295,102	$94,903,763	$8,391,339	9%
Operating, maintenance and management	(25,593,749)	(25,843,547)	249,798	(1)%
Real estate taxes and insurance	(18,785,743)	(17,201,391)	(1,584,352)	9%
Fees to affiliates	(10,781,843)	(12,629,447)	1,847,604	(15)%
Depreciation and amortization	(32,336,326)	(37,662,460)	5,326,134	(14)%
Interest expense	(19,507,596)	(21,197,645)	1,690,049	(8)%
Loss on debt extinguishment	—	(891,885)	891,885	(100)%
General and administrative expenses	(3,017,775)	(3,185,990)	168,215	(5)%
Acquisition costs	(7,145)	(1,100,282)	1,093,137	(99)%
Loss from continuing operations	$(6,735,075)	$(24,808,884)	$18,073,809	(73)%

NOI(1)	$55,030,484	$48,218,069	$6,812,415	14%
FFO(2)	$25,601,251	$12,853,576	$12,747,675	99%
MFFO(2)	$26,998,710	$20,494,922	$6,503,788	32%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss from continuing operations
For the six months ended June 30, 2015, we had a loss from continuing operations of $6,735,075 compared to a loss from continuing operations of $24,808,884 for the six months ended June 30, 2014. The decrease in loss from continuing operations of $18,073,809 over the comparable prior year period was primarily due to the increase in total revenues of $8,391,339, the decrease in operating, maintenance and management expenses of $249,798, the decrease in fees to affiliates of $1,847,604, the decrease in depreciation and amortization expense of $5,326,134, the decrease in interest expense of $1,690,049, the decrease in loss on debt extinguishment of $891,885, the decrease in general and administrative expenses of $168,215 and the decrease in acquisition costs of $1,093,137, partially offset by the increase in real estate taxes and insurance of $1,584,352. The improved operations were primarily due to the continued stabilization of our property portfolio.
Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2015 were $103,295,102 compared to $94,903,763 for the six months ended June 30, 2014. The increase of $8,391,339 was primarily due to the fact that we acquired five multifamily properties during the six months ended June 30, 2014 that experienced a full period of operations for the six months ended June 30, 2015 and we have acquired an additional two multifamily properties since June 30, 2014. The sale of one multifamily property during the six months ended June 30, 2014 and two additional multifamily properties after June 30, 2014 partially offset the increase in revenues. Additionally, our total units increased by 49 from 16,493 at June 30, 2014 to 16,542 at June 30, 2015 and our average monthly rent increased from $938 at June 30, 2014 to $981 at June 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the six months ended June 30, 2015 were $25,593,749 compared to $25,843,547 for the six months ended June 30, 2014. While we increased our multifamily units by 49, from 16,493 at June 30, 2014 to 16,542 at June 30, 2015, we were able to reduce the operating, maintenance and management expenses through the implementation of operational efficiencies for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We expect that these amounts will decrease as a percentage of total revenues as we continue to stabilize our property portfolio and implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2015 were $18,785,743 compared to $17,201,391 for the six months ended June 30, 2014. The increase of $1,584,352 was primarily due to the acquisition of two multifamily properties since June 30, 2014, the continuing operation of the properties owned as of June 30, 2014, ordinary municipal property tax increases and increases in the assessed value of our property portfolio, partially offset by the two multifamily properties disposed of after June 30, 2014. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2015 were $10,781,843 compared to $12,629,447 for the six months ended June 30, 2014. This decrease of $1,847,604 was due to no acquisition fees earned by our advisor as no multifamily properties were acquired during the six months ended June 30, 2015, compared to acquisition fees of $2,496,902 earned by our advisor in connection with the acquisition of five multifamily properties with an aggregate purchase price of $94,104,157 during the six months ended June 30, 2014. This decrease in fees to affiliates expense was partially offset by increases to the property management and investment management fees payable to our affiliated property manager and advisor for the six months ended June 30, 2015 as a result of the growth of our property portfolio. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2015 were $32,336,326 compared to $37,662,460 for the six months ended June 30, 2014. The decrease of $5,326,134 was primarily due to the tenant origination and absorption costs recognized from the significant number of acquisitions made leading up to, and immediately after, the conclusion of our public offering on December 20, 2013 that were fully amortized prior to the six months ended June 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2015 was $19,507,596 compared to $21,197,645 for the six months ended June 30, 2014. The decrease of $1,690,049 was primarily due to a reduction in the unrealized loss from changes in fair value of interest rate cap agreements from $3,315,514 for the six months ended June 30, 2014 to $1,368,174 for the six months ended June 30, 2015. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2015 was $0 compared to $891,885 for the six months ended June 30, 2014. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of one multifamily property during the six months ended June 30, 2014. There were no property sales and related repayment and extinguishment of debt during the six months ended June 30, 2015. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the six months ended June 30, 2015 were $3,017,775 compared to $3,185,990 for the six months ended June 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $168,215 was primarily due to reduced insurance premiums, partially offset by certain costs of evaluating strategic alternatives for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2015 were $7,145 compared to $1,100,282 for the six months ended June 30, 2014. The decrease in acquisition costs related primarily to our acquisition of zero multifamily properties during the six months ended June 30, 2015 compared to five acquisitions of multifamily properties with an aggregate purchase price of $94,104,157 during the six months ended June 30, 2014. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our public offering.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2014. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2014. As of June 30, 2015, 62 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	Change $	Change %
Same-store properties:
Revenues	$50,448,798	$47,600,653	$2,848,145	6%
Operating expenses	23,727,281	23,100,261	627,020	3%
Net operating income	26,721,517	24,500,392	2,221,125	9%

Non-same-store properties:
Net operating income	1,066,772	826,482	240,290

Total net operating income(1)	$27,788,289	$25,326,874	$2,461,415
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2015 was $26,721,517 compared to $24,500,392 for the three months ended June 30, 2014. The 9% increase in same-store net operating income was primarily due to a 6% increase in same-store rental revenues partially offset by a 3% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2015 were $50,448,798 compared to $47,600,653 for the three months ended June 30, 2014. The 6% increase in same-store revenues was primarily due to the increase in same store occupancy from 94.9% as of June 30, 2014 to 95.2% as of June 30, 2015 coupled with average rent increases at the same-store properties from $940 as of June 30, 2014 to $981 as of June 30, 2015, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2015 were $23,727,281 compared to $23,100,261 for the three months ended June 30, 2014. The increase in same-store operating expenses was primarily attributable to the increase in property taxes and insurance.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,904,429)	$(3,653,679)	$(6,735,075)	$(17,736,590)
Fees to affiliates(1)	3,454,795	4,234,718	6,896,717	8,988,691
Depreciation and amortization	16,182,016	17,457,109	32,336,326	37,662,460
Interest expense	9,520,362	11,273,624	19,507,596	21,197,645
Loss on debt extinguishment	—	891,885	—	891,885
General and administrative expenses	1,535,545	1,712,143	3,017,775	3,185,990
Acquisition costs	—	483,368	7,145	1,100,282
Gain on sales of real estate, net	—	(7,072,294)	—	(7,072,294)
Net operating income	$27,788,289	$25,326,874	$55,030,484	$48,218,069
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2015 excludes property management fees of $1,547,586 and $3,050,754 and other fees of $410,986 and $834,372, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2014 excludes property management fees of $1,464,108 and $2,817,406 and other fees of $426,797 and $823,350, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2015	2014	2015	2014
Net loss	$(2,904,429)	$(3,653,679)	$(6,735,075)	$(17,736,590)
Depreciation of real estate assets	16,138,343	14,574,731	32,043,956	28,440,333
Amortization of lease-related costs	43,673	2,882,378	292,370	9,222,127
Gain on sale of real estate, net	—	(7,072,294)	—	(7,072,294)
FFO	13,277,587	6,731,136	25,601,251	12,853,576
Acquisition fees and expenses(1)(2)	—	1,400,593	7,145	3,597,184
Unrealized loss on derivative instruments	346,588	2,125,640	1,368,174	3,315,514
Loss on debt extinguishment	—	891,885	—	891,885
Accretion of below-market leases	—	—	—	(163,237)
Change in value of restricted common stock to Advisor	5,233	—	22,140	—
MFFO	$13,629,408	$11,149,254	$26,998,710	$20,494,922
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

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2015 includes acquisition fees of $0 and $0 and acquisition fees of $917,225 and $2,496,902 for the three and six months ended June 30, 2014, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2015 also includes acquisition expenses of $0 and $7,145 and acquisition expenses of $483,368 and $1,100,282 for the three and six months ended June 30, 2014, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2015, the fair value of our fixed rate debt was $494,981,262 and the carrying value of our fixed rate debt was $482,654,587. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2015, the fair value of our variable rate debt was $616,161,662 and the carrying value of our variable rate debt was $604,464,565. At June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $604,464,565 of our variable rate debt outstanding. Based on interest rates as of June 30, 2015, if interest rates were 100 basis points higher during the 12 months ending June 30, 2016, interest expense on our variable rate debt would increase by $6,149,885 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2016, interest expense on the variable rate debt would decrease by $1,146,669.
At June 30, 2015, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.31% and 2.51%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2015 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2015 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of June 30, 2015 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item IA set forth in our Annual Report on Form 10-K filed with the SEC on March 19, 2015.
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
From inception through June 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
We used substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of June 30, 2015, we had invested in 65 multifamily properties for a total purchase price of $1,624,892,557. These property acquisitions were funded from proceeds of our offerings and $1,042,964,196 in secured financings.

PART II—OTHER INFORMATION (continued)

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed on this Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date:	August 13, 2015	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 13, 2015	By:	/s/ Kevin J. Keating
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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