Form 10-Q
period 2015-09-30
Steadfast Income REIT, Inc.
filed 2015-11-12
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2015, there were 76,674,502 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,482,832,620	1,457,633,918
Tenant origination and absorption costs	—	524,712
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	708,925	2,048,098
Total real estate, cost	1,660,288,230	1,636,953,413
Less accumulated depreciation and amortization	(146,650,452)	(98,342,452)
Total real estate, net	1,513,637,778	1,538,610,961
Cash and cash equivalents	36,024,455	29,529,312
Restricted cash	26,250,811	25,478,939
Rents and other receivables	3,262,403	1,992,310
Deferred financing costs and other assets, net	10,894,815	13,455,606
Total assets	$1,590,070,262	$1,609,067,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$43,208,759	$39,527,928
Notes payable:
Mortgage notes payable, net	1,098,940,967	1,070,757,025
Revolving credit facility	20,000,000	14,000,000
Total notes payable, net	1,118,940,967	1,084,757,025
Distributions payable	4,529,332	4,679,455
Due to affiliates, net	1,946,090	3,039,490
Total liabilities	1,168,625,148	1,132,003,898
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,872,491 and 76,858,483 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	768,725	768,585
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	676,069,449	680,138,132
Cumulative distributions and net losses	(255,393,070)	(203,843,497)
Total stockholders’ equity	421,445,114	477,063,230
Total liabilities and stockholders’ equity	$1,590,070,262	$1,609,067,128
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$47,233,877	$44,846,735	$139,155,382	$130,015,288
Tenant reimbursements and other	5,932,544	5,370,882	17,306,141	15,106,092
Total revenues	53,166,421	50,217,617	156,461,523	145,121,380
Expenses:
Operating, maintenance and management	14,681,517	13,871,055	40,275,265	39,714,602
Real estate taxes and insurance	8,524,454	9,211,396	27,310,197	26,412,787
Fees to affiliates	5,660,066	5,603,741	16,441,909	18,233,188
Depreciation and amortization	16,496,386	15,975,228	48,832,712	53,637,688
Interest expense	10,019,513	9,095,277	29,527,109	30,292,922
Loss on debt extinguishment	—	1,047,932	—	1,939,817
General and administrative expenses	1,388,213	1,366,537	4,405,988	4,552,527
Acquisition costs	—	255,864	7,145	1,356,146
Total expenses	56,770,149	56,427,030	166,800,325	176,139,677
Loss from continuing operations	(3,603,728)	(6,209,413)	(10,338,802)	(31,018,297)
Gain on sales of real estate, net	—	2,871,840	—	9,944,134
Net loss	$(3,603,728)	$(3,337,573)	$(10,338,802)	$(21,074,163)
Loss per common share — basic and diluted	$(0.05)	$(0.05)	$(0.14)	$(0.28)
Weighted average number of common shares outstanding — basic and diluted	76,370,121	75,792,897	76,371,860	75,151,322
Distributions declared per common share	$0.181	$0.181	$0.537	$0.537
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	74,153,580	$741,538	1,000	$10	$640,181,521	$(123,804,541)	$517,118,528
Issuance of common stock	2,496,806	24,968	—	—	24,170,846	—	24,195,814
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers from redeemable common stock	—	—	—	—	13,393,647	—	13,393,647
Redemption of common stock	(280,184)	(2,804)	—	—	(2,721,144)	—	(2,723,948)
Distributions declared	—	—	—	—	—	(54,296,664)	(54,296,664)
Amortization of stock-based compensation	—	—	—	—	118,145	—	118,145
Net loss for the year ended December 31, 2014	—	—	—	—	—	(25,742,292)	(25,742,292)
BALANCE, December 31, 2014	76,858,483	768,585	1,000	10	680,138,132	(203,843,497)	477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(4,267,538)	—	(4,267,538)
Distributions declared	—	—	—	—	—	(41,210,771)	(41,210,771)
Amortization of stock-based compensation	—	—	—	—	171,486	—	171,486
Change in value of restricted common stock to Advisor	—	—	—	—	27,431	—	27,431
Net loss for the nine months ended September 30, 2015	—	—	—	—	—	(10,338,802)	(10,338,802)
BALANCE, September 30, 2015	76,872,491	$768,725	1,000	$10	$676,069,449	$(255,393,070)	$421,445,114
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(10,338,802)	$(21,074,163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,832,712	53,637,688
Accretion of below-market leases	—	(163,237)
Amortization of deferred financing costs	1,183,398	1,115,818
Amortization of stock-based compensation	171,486	94,538
Change in value of restricted common stock to Advisor	27,431	—
Amortization of loan premiums and discounts	(926,094)	(926,095)
Change in fair value of interest rate cap agreements	1,908,550	3,362,058
Loss on debt extinguishment	—	145,816
Gain on sales of real estate	—	(9,944,134)
Bad debt expense	1,499,637	1,370,772
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,071,569)	549,660
Rents and other receivables	(2,769,730)	(1,116,619)
Other assets	360,694	(274,697)
Accounts payable and accrued liabilities	(1,082,251)	4,875,095
Due to affiliates, net	(1,093,400)	800,275
Net cash provided by operating activities	36,702,062	32,452,775
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(110,388,964)
Additions to real estate investments	(23,363,985)	(18,082,456)
Escrow deposits for pending real estate acquisitions	—	(3,120,400)
Restricted cash for investing activities	299,697	(3,893,968)
Purchase of interest rate caps	(296,250)	(826,284)
Proceeds from sales of real estate, net	—	29,761,182
Net cash used in investing activities	(23,360,538)	(106,550,890)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	83,246,333	120,583,585
Principal payments on mortgage notes payable	(54,136,297)	(45,913,275)
Borrowings from credit facility	6,000,000	35,000,000
Principal payments on credit facility	—	(35,000,000)
Proceeds from issuance of common stock	—	26,561,229
Reimbursement of other offering costs to affiliates	—	(3,105,246)
Payment of deferred financing costs	(595,601)	(1,436,113)
Distributions to common stockholders	(41,360,816)	(20,284,125)
Redemptions of common stock	—	(1,632,018)
Net cash (used in) provided by financing activities	(6,846,381)	74,774,037
Net increase in cash and cash equivalents	6,495,143	675,922
Cash and cash equivalents, beginning of period	29,529,312	19,349,492
Cash and cash equivalents, end of period	$36,024,455	$20,025,414

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $134,943 and $0 for the nine months ended September 30, 2015 and 2014, respectively	$27,511,861	$26,532,866
Supplemental Disclosure of Noncash Transactions:
Application of escrow deposits to acquire real estate	$—	$2,300,400
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$78	$19,680,873
Issuance of restricted common stock to settle liability	$—	$5,000,000
Increase in redeemable common stock, net	$—	$(16,256,258)
Increase in redeemable common stock payable	$4,267,538	$233,880
Increase in accounts payable and accrued liabilities from additions to real estate investments	$495,544	$—

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
As of September 30, 2015, the Company owned 65 multifamily properties comprising a total of 16,622 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
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
September 30, 2015
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
The business of the Company is externally managed by the Advisor pursuant to an Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2016. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
September 30, 2015
(unaudited)

Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets, net in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$366,639	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,978,939	$—

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The Company considers the carrying value of the revolving line of credit to approximate fair value based on time to maturity. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $1,108,301,616 and $1,082,414,832, respectively, compared to the carrying value of $1,098,940,967 and $1,070,757,025, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2015 through September 30, 2015 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2015, the Company declared distributions of $0.181 and $0.537 per common share, respectively. During the three and nine months ended September 30, 2014, the Company declared distributions of $0.181 and $0.537 per common share, respectively.
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
Recently Issued Accounting Standards Updates
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In July 2015, the FASB decided to delay the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from deferred financing costs and other assets, net to mortgage notes payable on the consolidated balance sheet.
3. Real Estate
As of September 30, 2015, the Company owned 65 multifamily properties, encompassing in the aggregate 16,622 residential apartment homes and 25,973 square feet of rentable commercial space. The total cost of the Company’s real estate portfolio was $1,624,892,557. As of September 30, 2015 and December 31, 2014, the Company’s portfolio was approximately 94.9% and 94.1% occupied and the average monthly rent was $998 and $966, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

As of September 30, 2015 and December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,482,832,620	$—	$2,644,263	$708,925	$1,660,288,230
Less: Accumulated depreciation and amortization	—	(146,295,880)	—	(354,572)	—	(146,650,452)
Net investments in real estate and related lease intangibles	$174,102,422	$1,336,536,740	$—	$2,289,691	$708,925	$1,513,637,778

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,457,633,918	$524,712	$2,644,263	$2,048,098	$1,636,953,413
Less: Accumulated depreciation and amortization	—	(97,793,830)	(308,926)	(239,696)	—	(98,342,452)
Net investments in real estate and related lease intangibles	$174,102,422	$1,359,840,088	$215,786	$2,404,567	$2,048,098	$1,538,610,961
Depreciation and amortization expenses were $16,496,386 and $48,832,712 for the three and nine months ended September 30, 2015, and $15,975,228 and $53,637,688 for the three and nine months ended September 30, 2014, respectively.
Depreciation of the Company’s buildings and improvements were $16,458,094 and $48,502,050 for the three and nine months ended September 30, 2015, and $15,035,916 and $43,476,249 for the three and nine months ended September 30, 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0 and $215,786 for the three and nine months ended September 30, 2015, and $901,020 and $10,046,563 for the three and nine months ended September 30, 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At September 30, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $38,292 and $114,876 for the three and nine months ended September 30, 2015, and $38,292 and $114,876 for the three and nine months ended September 30, 2014, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The future amortization of the Company’s acquired other intangible assets as of September 30, 2015 and thereafter is as follows:

October 1 through December 31, 2015	$38,292
2016	153,168
2017	153,168
2018	153,168
2019	153,168
Thereafter	1,638,727
$2,289,691
Operating Leases
As of September 30, 2015, the Company’s real estate portfolio comprised 16,622 residential apartment homes and was 96.3% leased by a diverse group of residents. For each of the three and nine months ended September 30, 2015 and 2014, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 2.42 to 4.09 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,647,452 and $4,156,797 as of September 30, 2015 and December 31, 2014, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2015 and thereafter is as follows:

October 1 through December 31, 2015	$63,051
2016	252,848
2017	254,800
2018	100,416
2019	58,760
$729,875
As of September 30, 2015 and December 31, 2014, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

4. Deferred Financing Costs and Other Assets
As of September 30, 2015 and December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	September 30, 2015	December 31, 2014
Deferred financing costs	$10,338,878	$9,743,277
Less: accumulated amortization	(3,619,707)	(2,510,317)
	6,719,171	7,232,960
Prepaid expenses	2,509,812	2,900,609
Interest rate cap agreements	366,639	1,978,939
Deposits	1,299,193	1,343,098
	$10,894,815	$13,455,606
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of September 30, 2015 and December 31, 2014:

	September 30, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed(1)	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$481,763,782
Mortgage notes payable - variable(2)	28	5/16/2017 - 10/1/2025	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.54%	617,177,185
Total mortgage notes payable	65				3.32%	$1,098,940,967

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

	December 31, 2014
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed(1)	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.30%	$481,090,989
Mortgage notes payable - variable(2)	27	5/16/2017 - 8/1/2024	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.53%	589,666,036
Total mortgage notes payable	64				3.33%	$1,070,757,025
_____________________________

(1)
The following table summarizes the debt premiums and discounts as of September 30, 2015, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of September 30, 2015	Amortization of Net Debt Premium During the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
$3,760,702	$308,698	$308,698	$926,094	$926,095

(2)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
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
For each advance prior to the July 18, 2014 amendment, the Company had the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the revolving credit facility), (B) the sum of the Federal Funds Rate (as defined in the revolving credit facility) plus 0.5%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options was selected by the Company, the Company could select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected for each draw to date the LIBOR Option and the in-place interest rate was 1.80% as of September 30, 2015.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

As of September 30, 2015 and December 31, 2014, $20,000,000 and $14,000,000 was outstanding under the credit facility, respectively.
The following is a summary of the Company’s aggregate maturities as of September 30, 2015:

		Remainder of 2015	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt obligations(1)	$1,115,180,265	$4,907,096	$36,947,806	$52,735,426	$84,241,553	$128,737,835	$807,610,549
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2015 and December 31, 2014, the Company was in compliance with all financial debt covenants.
For the three and nine months ended September 30, 2015, the Company incurred interest expense of $10,053,781 and $29,662,052, respectively. Interest expense for the three and nine months ended September 30, 2015 includes amortization of deferred financing costs of $451,270 and $1,183,398, amortization of loan premiums of $308,698 and $926,094, net unrealized loss from the change in fair value of interest rate cap agreements of $540,376 and $1,908,550 and capitalized interest of $34,268 and $134,943, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
For the three and nine months ended September 30, 2014, the Company incurred interest expense of $9,095,277 and $30,292,922, respectively. Interest expense for the three and nine months ended September 30, 2014 includes amortization of deferred financing costs of $356,430 and $1,115,818, amortization of loan premiums of $308,698 and $926,095 and net unrealized loss from the change in fair value of interest rate cap agreements of $46,544 and $3,362,058, respectively.
Interest expense of $2,719,774 and $2,870,380 was payable as of September 30, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of September 30, 2015, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP for total proceeds of $39,580,847. Offering costs primarily consist of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the nine months ended September 30, 2015 and for the years ended December 31, 2014 and 2013 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	For the Nine Months Ended September 30, 2015	For the Years Ended December 31,
		2014	2013
Nonvested shares at the beginning of the period	16,875	18,750	20,625
Granted shares	14,000	10,000	10,000
Vested shares	(18,375)	(11,875)	(11,875)
Nonvested shares at the end of the period	12,500	16,875	18,750
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the nine months ended September 30, 2015 and for the years ended December 31, 2014 and 2013 is as follows:

Grant Year	Weighted Average Fair Value
2013	$10.24
2014	10.24
2015	10.35
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
Included in general and administrative expenses is $125,719 and $171,486 for the three and nine months ended September 30, 2015 and $50,186 and $94,538 for the three and nine months ended September 30, 2014, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.69 years as of September 30, 2015.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of restricted stock was $5,053,711 as of September 30, 2015.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2015 and December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.
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
September 30, 2015
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
The purchase price for shares repurchased under the Company’s share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “Estimated Value per Share” equals the most recently determined Estimated Value per Share.

(3)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder is equal to the average issue price per share for all of the stockholder’s shares.
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
During the three and nine months ended September 30, 2015, the Company received requests for the redemption of 422,879 shares with a total redemption value of $4,267,538. As of September 30, 2015, no redemption requests received during the three and nine months ended September 30, 2015 were redeemed. During the three and nine months ended September 30, 2014, the Company redeemed a total of 80,042 and 167,970 shares with a total redemption value of $776,102 and $1,632,018 and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

received requests for the redemption of 48,927 and 186,533 shares with a total redemption value of $484,154 and $1,830,449, respectively, all of which were redeemed during the year ended December 31, 2014.
As of September 30, 2015, the Company had 422,879 shares of outstanding and unfulfilled redemption requests and recorded $4,267,538 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed 197,989 shares of the outstanding redemption requests as of September 30, 2015 totaling $2,000,000 on the October 30, 2015 redemption date.
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
Pursuant to the share repurchase program, for the three and nine months ended September 30, 2014, the Company reclassified $5,966,982 and $16,256,258, net of $776,102 and $1,632,018 of fulfilled redemption requests, respectively, from permanent equity to temporary equity.
Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, in order to provide additional available funds to pay distributions, the Company’s obligation to pay up to $5,000,000 of fees due to the Advisor pursuant to the Advisory Agreement was deferred. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock to the Advisor, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of September 30, 2015 and December 31, 2014, no fees had been deferred pursuant to the Advisory Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Distributions declared for the three and nine months ended September 30, 2015 were $13,888,802 and $41,210,771, including $0 and $78, or 0 and 8 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2014 were $13,785,040 and $40,413,978, including $6,763,224 and $19,934,690, or 695,090 and 2,048,786 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2015 and December 31, 2014, $4,529,332 and $4,679,455 in distributions declared were payable, none of which were reinvested pursuant to the DRP.
Distributions Paid
For the three and nine months ended September 30, 2015, the Company paid cash distributions of $13,887,973 and $41,360,816, which related to distributions declared for each day in the period from June 1, 2015 through August 31, 2015 and December 1, 2014 through August 31, 2015, respectively. Additionally, for the three and nine months ended September 30, 2015, 0 and 8 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $0 and $78, respectively. For the three and nine months ended September 30, 2015, the Company paid total distributions of $13,887,973 and $41,360,894.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to the Company	$(3,603,728)	$(3,337,573)	$(10,338,802)	$(21,074,163)
Less: dividends declared on participating securities	90,485	91,681	268,505	110,811
Net loss attributable to common stockholders	(3,694,213)	(3,429,254)	(10,607,307)	(21,184,974)
Weighted average common shares outstanding — basic and diluted	76,370,121	75,792,897	76,371,860	75,151,322
Loss per common share — basic and diluted	$(0.05)	$(0.05)	$(0.14)	$(0.28)
The Company excluded all unvested restricted common shares outstanding issued to the Advisor and the Company’s independent directors from the calculation of diluted loss per common share as the effect would have been antidilutive.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2015 and 2014 and amounts outstanding to the Advisor and its affiliates as of September 30, 2015 and December 31, 2014 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,473,724	$3,353,069	$10,370,441	$9,844,858	$40,591	$1,155,012
Acquisition fees(1)	187,735	372,778	187,735	2,869,680	187,735	603,400
Acquisition expenses(2)	—	115,172	7,145	526,321	—	4,002
Property management
Fees(1)	1,570,816	1,484,356	4,621,570	4,301,762	528,376	501,540
Reimbursement of onsite personnel(3)	5,003,907	4,687,564	14,079,041	13,261,284	983,261	583,161
Other fees(1)	427,791	393,538	1,262,163	1,216,888	52,339	76,913
Other operating expenses(4)	292,300	204,653	1,046,087	687,456	104,584	72,253
Disposition fees(5)	—	225,375	—	463,688	—	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	711,056	486,405	1,283,818	1,056,147	49,204	43,209
	$11,667,329	$11,322,910	$32,858,000	$34,228,084	$1,946,090	$3,039,490
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in gain on sale of real estate, net in the accompanying consolidated statements of operations.
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
September 30, 2015
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
Organization costs were expensed as incurred. From inception through September 30, 2015, the Advisor incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the three and nine months ended September 30, 2015 and 2014.
Offering costs, including selling commissions and dealer manager fees, were deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the three and nine months ended September 30, 2015 and 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 20, 2013.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through September 30, 2015, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749.
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
September 30, 2015
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
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses, and support and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fees
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 5.0% to 12.0% of the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes while they undergo the planned renovation.
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
At September 30, 2015, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates 1.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price. Refer to Note 12 Subsequent Events for additional information.
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
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2015 and December 31, 2014, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation of their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. The Company recorded stock-based compensation expense of $125,719 and $171,486 for the three and nine months ended September 30, 2015 and $50,186 and $94,538 for the three and nine months ended September 30, 2014, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2015 and December 31, 2014:

September 30, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	28	$610,485,000	0.19%	2.62%	$366,639

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

December 31, 2014
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	27	$577,961,000	0.17%	2.38%	$1,978,939
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2015 resulted in an unrealized loss of $540,376 and $1,908,550, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate cap agreements of $366,639 and $1,978,939 as of September 30, 2015 and December 31, 2014, respectively, are included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On October 1, 2015, the Company paid distributions of $4,529,332, which related to distributions declared for each day in the period from September 1, 2015 through September 30, 2015. All such distributions were paid in cash.
On November 2, 2015, the Company paid distributions of $4,679,530, which related to distributions declared for each day in the period from October 1, 2015 through October 31, 2015. All such distributions were paid in cash.
Redemption
On October 30, 2015, the Company redeemed 197,989 shares of its common stock for a total redemption value of $2,000,000, or $10.10 per share, pursuant to the Company’s share repurchase program.
Advisory Agreement
On November 10, 2015, the Company entered into Amendment No. 8 (the “Amendment”) to the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor. The amendment (i) modified the terms of the disposition fee payable to the Advisor or its affiliates pursuant to Section 9(c) of the Advisory Agreement and (ii) renewed the Advisory Agreement for a term beginning November 15, 2015 and ending on November 15, 2016.

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
As of September 30, 2015, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,622 apartment homes and 25,973 square feet of rentable commercial space. The cost of our real estate portfolio was $1,624,892,557, exclusive of closing costs. At September 30, 2015, our portfolio was approximately 96.3% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of September 30, 2015, we owned the 65 multifamily properties listed below:

				Number of Units	Contract Purchase Price	Mortgage Debt Outstanding at September 30, 2015	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,816,095	92.7%	86.1%	$892	$813
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,359,992	96.4%	97.7%	754	753
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,404,924	95.9%	94.3%	906	913
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,625,350	98.5%	98.0%	687	679
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,318,191	92.2%	95.1%	984	924
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,390,829	93.9%	94.8%	699	686
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,814,642	93.5%	97.7%	677	658
8	Spring Creek Edmond Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,319,479	97.2%	96.0%	888	847
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	23,456,701	92.8%	96.7%	877	866
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,993,863	95.8%	95.2%	952	953
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,216,200	92.9%	95.9%	993	961
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	12,042,383	96.1%	94.8%	1,087	1,003
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,931,782	92.5%	97.5%	844	845
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,366,229	95.5%	97.0%	1,015	999
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	18,000,000	96.8%	94.8%	1,117	1,151
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,195,024	94.7%	90.9%	1,113	1,080
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,949,283	95.8%	92.5%	946	878
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	100.0%	96.6%	709	650
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	21,008,212	95.9%	93.3%	792	756
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	12,136,600	94.5%	97.5%	1,022	1,027
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,671,793	97.2%	95.4%	1,091	1,022
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	38,041,281	94.5%	95.0%	867	836

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price	Mortgage Debt Outstanding at September 30, 2015	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$6,016,492	97.8%	98.9%	$1,089	$1,044
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,641,472	95.7%	96.7%	843	803
25	Southpointe at Valley Farms(3)	Louisville, KY	12/28/2012	128	5,275,000	8,377,518	53.1%	93.8%	858	992
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,797,551	97.8%	95.9%	896	855
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,660,426	96.2%	96.8%	1,248	1,217
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,521,022	95.8%	95.8%	1,011	975
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,809,150	95.8%	98.3%	975	955
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,586,657	97.7%	95.1%	1,012	999
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	26,067,667	94.6%	95.2%	1,349	1,296
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,351,282	94.2%	96.4%	1,276	1,270
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	10,459,980	97.1%	92.9%	802	750
34	Rosemont Olmos Park Apartments	San Antonio, TX	5/31/2013	144	22,050,000	14,617,968	95.8%	93.1%	1,234	1,239
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,904,059	95.4%	97.5%	989	956
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,466,993	97.0%	95.5%	711	708
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,167,368	96.2%	96.9%	881	824
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,361,429	97.4%	93.1%	875	843
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,139,966	97.3%	96.9%	754	736
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	54,290,438	94.2%	92.6%	1,367	1,342
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	34,725,000	95.2%	63.6%	1,258	1,196
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,591,965	98.5%	94.5%	831	773
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,221,897	97.4%	93.0%	1,244	1,213
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,692,188	96.3%	92.9%	830	813
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	96.0%	95.3%	982	932
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	18,850,000	96.6%	95.1%	1,133	1,070

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price	Mortgage Debt Outstanding at September 30, 2015	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	$30,900,000	$22,313,991	97.3%	93.2%	$966	$918
48	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	28,449,046	94.0%	93.1%	944	929
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,509,448	95.2%	96.3%	1,173	1,137
50	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	27,614,030	92.7%	95.8%	1,212	1,168
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	16,052,542	93.0%	96.9%	1,105	1,075
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,376,000	94.4%	94.1%	1,051	998
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,959,000	95.8%	96.8%	1,102	1,051
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,717,000	93.1%	93.1%	1,089	1,045
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	58,024,000	95.2%	92.4%	1,054	974
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	89.2%	93.1%	1,292	1,328
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,580,892	93.8%	94.6%	1,166	1,186
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	91.8%	92.6%	857	823
59	Mallard Crossing Apartments	Cincinnati, OH	12/27/2013	350	39,800,000	27,463,942	93.1%	92.0%	1,023	989
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,175,735	95.2%	93.5%	958	1,000
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	—	96.4%	94.3%	951	909
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	94.6%	89.9%	1,495	1,462
63	Richland Falls(4)	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	96.3%	96.3%	932	860
64	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	95.0%	95.9%	995	956
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	12,845,000	92.5%	95.0%	1,144	1,113
				16,622	$1,624,892,557	$1,098,940,967	94.9%	94.1%	$998	$966
________________

(1)	At September 30, 2015, our portfolio was approximately 96.3% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Southpointe at Valley Farms was acquired by the Company on December 28, 2012, comprised of 32 apartment homes, all of which were three-bedroom apartments. During 2014, construction began on an additional 96 apartment homes, comprised of 16 one-bedroom apartments and 80 two-bedroom apartments, at Southpointe at Valley Farms. As of September 30, 2015, all 96 additional apartment homes were completed and available to be leased.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)
Richland Falls was acquired by the Company on May 16, 2014, containing 190 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, none of which were completed as of September 30, 2015.

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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2015 and December 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014, 2013 and 2012.
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
The distributions paid during each of the last five fiscal quarters ended September 30, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid			Net Cash Provided By Operating Activities
						Cash Flow From Operations	Offering Proceeds	Revolving Credit Facility
			Cash	Reinvested	Total
Third Quarter 2014	$13,785,040	$0.181	$6,993,862	$6,743,864	$13,737,726	$13,737,726	$—	$—	$15,165,296
Fourth Quarter 2014	13,882,686	0.181	9,207,864	4,502,799	13,710,663	13,710,663	—	—	16,104,072
First Quarter 2015	13,585,679	0.177	13,585,602	78	13,585,680	11,032,049	—	2,553,631	11,032,049
Second Quarter 2015	13,736,290	0.179	13,887,241	—	13,887,241	11,382,294	—	2,504,947	11,382,294
Third Quarter 2015	13,888,802	0.181	13,887,973	—	13,887,973	13,887,973	—	—	14,287,719
	$68,878,497	$0.899	$57,562,542	$11,246,741	$68,809,283	$63,750,705	$—	$5,058,578	$67,971,430
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2015, we paid aggregate distributions of $13,887,973 and $41,360,894, including $13,887,973 and $41,360,816 of distributions paid in cash and 0 and 8 in shares of our common stock issued pursuant to our distribution reinvestment plan for $0 and $78, respectively. For the three and nine months ended September 30, 2015, our net loss was $3,603,728 and $10,338,802, we had funds from operations, or FFO, of $12,892,658 and $38,493,910 and net cash provided by operations of $14,287,719 and $36,702,062, respectively. For the three and nine months ended September 30, 2015, we funded $13,887,973 and $36,302,316 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and with proceeds from our revolving credit facility of $0 and $5,058,578, respectively. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2015, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be less than 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2015, our borrowings were not in excess of 300% of the value of our net assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

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
On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association to borrow up to $5,000,000. On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B are $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of September 30, 2015, $20,000,000 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Provided by Operating Activities
As of September 30, 2015, we owned 65 multifamily properties. During the nine months ended September 30, 2015, net cash provided by operating activities was $36,702,062 compared to net cash provided by operating activities of $32,452,775 for the nine months ended September 30, 2014. The increase in net cash provided by operating activities is primarily due to the decrease in net loss and the change in gain on sales of real estate partially offset by a decrease in depreciation and amortization expense and changes in the fair value of interest rate agreements, restricted cash, rents and other receivables, accounts payable and accrued liabilities and due to affiliates, net.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2015, net cash used in investing activities was $23,360,538 compared to net cash used in investing activities of $106,550,890 during the nine months ended September 30, 2014. The decrease in net cash used in investing activities was primarily due to the acquisition of six multifamily properties during the nine months ended September 30, 2014, compared to zero property acquisitions during the nine months ended September 30, 2015. Net cash used in investing activities during the nine months ended September 30, 2015 consisted of the following:

•	$23,363,985 of cash used for improvements to real estate investments;

•	$299,697 of cash provided by restricted cash accounts related to replacement reserves; and

•	$296,250 of cash used to purchase interest rate cap agreements.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2015, net cash used in financing activities was $6,846,381 compared to net cash provided by financing activities of $74,774,037 during the nine months ended September 30, 2014. The decrease in cash flow from financing activities is due primarily to the increase in distributions to common stockholders and decreases in proceeds from the issuance of mortgage notes payable, borrowings from the credit facility and proceeds from the issuance of common stock. Net cash used in financing activities during the nine months ended September 30, 2015 consisted of the following:

•	$28,514,435 provided by proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $595,601 and principal payments of $54,136,297;

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	$6,000,000 provided by borrowings on our credit facility; and

•	$41,360,816 of cash distributions.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be less than 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2015, we had indebtedness totaling an aggregate principal amount of $1,118,940,967, including the net premiums and discounts on certain notes payable of $3,760,702. The following is a summary of our contractual obligations as of September 30, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$269,788,279	$9,238,053	$74,890,342	$65,651,521	$120,008,363
Principal payments on outstanding debt obligations(2)	1,115,180,265	4,907,096	89,683,232	212,979,388	807,610,549
Total	$1,384,968,544	$14,145,149	$164,573,574	$278,630,909	$927,618,912
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2015. We incurred interest expense of $10,053,781 and $29,662,052 during the three and nine months ended September 30, 2015, including amortization of deferred financing costs totaling $451,270 and $1,183,398, amortization of loan premiums of $308,698 and $926,094, net unrealized losses from the change in fair value of interest rate cap agreements of $540,376 and $1,908,550 and capitalized interest of $34,268 and $134,943, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums and discounts associated with certain notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods in addition to our value-enhancement strategy. Although the multifamily properties owned as of September 30, 2015 had no change when compared to September 30, 2014, at 65, our results of operations were significantly impacted by the six multifamily properties acquired and three multifamily properties disposed of during the nine months ended September 30, 2014, the phase two portion of one multifamily property acquired, the construction of an additional 96 apartment homes at one existing multifamily property after September 30, 2014 and our value-enhancement activity completed through September 30, 2015, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2015 are not indicative of those expected in future periods. For the three and nine months ended September 30, 2015, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2015 and 2014
The following table summarizes the consolidated results of continuing operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	Change $	Change %
Total revenues	$53,166,421	$50,217,617	$2,948,804	6%
Operating, maintenance and management	(14,681,517)	(13,871,055)	(810,462)	6%
Real estate taxes and insurance	(8,524,454)	(9,211,396)	686,942	(7)%
Fees to affiliates	(5,660,066)	(5,603,741)	(56,325)	1%
Depreciation and amortization	(16,496,386)	(15,975,228)	(521,158)	3%
Interest expense	(10,019,513)	(9,095,277)	(924,236)	10%
Loss on debt extinguishment	—	(1,047,932)	1,047,932	(100)%
General and administrative expenses	(1,388,213)	(1,366,537)	(21,676)	2%
Acquisition costs	—	(255,864)	255,864	(100)%
Loss from continuing operations	$(3,603,728)	$(6,209,413)	$2,605,685	(42)%

NOI(1)	$27,961,843	$25,257,272	$2,704,571	11%
FFO(2)	$12,892,658	$9,765,815	$3,126,843	32%
MFFO(2)	$13,626,060	$11,488,933	$2,137,127	19%
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

Loss from continuing operations
For the three months ended September 30, 2015, we had a loss from continuing operations of $3,603,728 compared to a loss from continuing operations of $6,209,413 for the three months ended September 30, 2014. The decrease in loss from continuing operations of $2,605,685 over the comparable prior year period was primarily due to the increase in total revenues of $2,948,804, the decrease in real estate taxes and insurance of $686,942, the decrease in loss on debt extinguishment of $1,047,932 and the decrease in acquisition costs of $255,864, partially offset by the increase in operating, maintenance and management expenses of $810,462, the increase in fees to affiliates of $56,325, the increase in depreciation and amortization expense of $521,158, the increase in interest expense of $924,236 and the increase in general and administrative expenses of $21,676. The improved operations were primarily due to the continued stabilization of our property portfolio.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2015 were $53,166,421 compared to $50,217,617 for the three months ended September 30, 2014. The increase of $2,948,804 was primarily due to the fact that we acquired one multifamily property during the three months ended September 30, 2014 that experienced a full period of operations for the three months ended September 30, 2015, we have acquired an additional one multifamily property since September 30, 2014 and we completed the development of an additional 96 apartment homes at one of our properties during the three months ended September 30, 2015. The sale of two multifamily properties during the three months ended September 30, 2014 partially offset the increase in revenues. Additionally, our total units increased by 387 from 16,235 at September 30, 2014 to 16,622 at September 30, 2015 and our average monthly rent increased from $962 at September 30, 2014 to $998 at September 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended September 30, 2015 were $14,681,517 compared to $13,871,055 for the three months ended September 30, 2014. The increase of $810,462 was primarily due to higher costs incurred for utilities, salaries and wages and repairs and maintenance during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2015 were $8,524,454 compared to $9,211,396 for the three months ended September 30, 2014. The decrease of $686,942 was due primarily to negotiating reduced assessed values on certain properties, thereby reducing the real estate tax liabilities. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2015 were $5,660,066 compared to $5,603,741 for the three months ended September 30, 2014. The increase of $56,325 primarily was due to the increase in investment management fees due to our advisor from $3,353,069 for the three months ended September 30, 2014 to $3,473,724 for the three months ended September 30, 2015, as well as increases in property management fees due to our affiliated property manager as a result of the growth of our property portfolio. This increase in fees to affiliates expense was partially offset by acquisition fees earned by our advisor for the completion of construction of an additional 96 apartment homes at an existing multifamily property during the three months ended September 30, 2015 of $187,735 compared to acquisition fees of $372,778 earned by our advisor in connection with the acquisition of one multifamily property with an aggregate purchase price of $18,350,000 during the three months ended September 30, 2014. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2015 were $16,496,386 compared to $15,975,228 for the three months ended September 30, 2014. The increase of $521,158 was primarily due to the net increase in depreciable and amortizable assets of $47,115,086 since September 30, 2014. We expect these amounts may increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2015 was $10,019,513 compared to $9,095,277 for the three months ended September 30, 2014. The increase of $924,236 was primarily due to an increase in the unrealized loss from changes in fair value of interest rate cap agreements from $46,544 for the three months ended September 30, 2014 to $540,376 for the three months ended September 30, 2015 and a net increase of $57,866,952 in our total notes payable balance from September 30, 2014 to September 30, 2015. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2015 was $0 compared to $1,047,932 for the three months ended September 30, 2014. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of two multifamily properties during the three months ended September 30, 2014. There were no property sales and related repayment and extinguishment of debt during the three months ended September 30, 2015. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense
General and administrative expenses for the three months ended September 30, 2015 were $1,388,213 compared to $1,366,537 for the three months ended September 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $21,676 was primarily due to higher audit and tax fees, which were partially offset by lower transfer agent costs for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended September 30, 2015 were $0 compared to $255,864 for the three months ended September 30, 2014. The decrease in acquisition costs related primarily to our acquisition of zero multifamily properties during the three months ended September 30, 2015 compared to one acquisition of a multifamily property with an aggregate purchase price of $18,350,000 during the three months ended September 30, 2014. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our public offering.
Consolidated Results of Operations for the Nine Months Ended September 30, 2015 and 2014
The following table summarizes the consolidated results of continuing operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014	Change $	Change %
Total revenues	$156,461,523	$145,121,380	$11,340,143	8%
Operating, maintenance and management	(40,275,265)	(39,714,602)	(560,663)	1%
Real estate taxes and insurance	(27,310,197)	(26,412,787)	(897,410)	3%
Fees to affiliates	(16,441,909)	(18,233,188)	1,791,279	(10)%
Depreciation and amortization	(48,832,712)	(53,637,688)	4,804,976	(9)%
Interest expense	(29,527,109)	(30,292,922)	765,813	(3)%
Loss on debt extinguishment	—	(1,939,817)	1,939,817	(100)%
General and administrative expenses	(4,405,988)	(4,552,527)	146,539	(3)%
Acquisition costs	(7,145)	(1,356,146)	1,349,001	(99)%
Loss from continuing operations	$(10,338,802)	$(31,018,297)	$20,679,495	(67)%

NOI(1)	$82,992,328	$73,475,341	$9,516,987	13%
FFO(2)	$38,493,910	$22,619,391	$15,874,519	70%
MFFO(2)	$40,624,771	$31,983,855	$8,640,916	27%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss from continuing operations
For the nine months ended September 30, 2015, we had a loss from continuing operations of $10,338,802 compared to a loss from continuing operations of $31,018,297 for the nine months ended September 30, 2014. The decrease in loss from continuing operations of $20,679,495 over the comparable prior year period was primarily due to the increase in total revenues of $11,340,143, the decrease in fees to affiliates of $1,791,279, the decrease in depreciation and amortization expense of $4,804,976, the decrease in interest expense of $765,813, the decrease in loss on debt extinguishment of $1,939,817, the decrease in general and administrative expenses of $146,539 and the decrease in acquisition costs of $1,349,001, partially offset by the increase in operating, maintenance and management expenses of $560,663 and the increase in real estate taxes and insurance of $897,410. The improved operations were primarily due to the continued stabilization of our property portfolio.
Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2015 were $156,461,523 compared to $145,121,380 for the nine months ended September 30, 2014. The increase of $11,340,143 was primarily due to the fact that we acquired six multifamily properties during the nine months ended September 30, 2014 that experienced a full period of operations for the nine months ended September 30, 2015, we have acquired one additional multifamily property since September 30, 2014 and we completed the development of an additional 96 apartment homes at one of our properties during the nine months ended September 30, 2015. The sale of three multifamily properties during the nine months ended September 30, 2014 partially offset the increase in revenues. Additionally, our total units increased by 387 from 16,235 at September 30, 2014 to 16,622 at September 30, 2015 and our average monthly rent increased from $962 at September 30, 2014 to $998 at September 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the nine months ended September 30, 2015 were $40,275,265 compared to $39,714,602 for the nine months ended September 30, 2014. The increase of $560,663 primarily was due to higher costs incurred for utilities and salaries and wages partially offset by reduced repairs and maintenance and property operating costs during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2015 were $27,310,197 compared to $26,412,787 for the nine months ended September 30, 2014. The increase of $897,410 was primarily due to the acquisition of one multifamily property since September 30, 2014, the continuing operation of the properties owned as of September 30, 2014, ordinary municipal property tax increases and increases in the assessed value of our property portfolio, partially offset by the three multifamily properties disposed of during the nine months ended September 30, 2014. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2015 were $16,441,909 compared to $18,233,188 for the nine months ended September 30, 2014. This decrease of $1,791,279 was due to an acquisition fee for the completion of construction of an additional 96 apartment homes at an existing multifamily property earned by our advisor during the nine months ended September 30, 2015 of $187,735, compared to acquisition fees of $2,869,680 earned by our advisor in connection with the acquisition of six multifamily properties with an aggregate purchase price of $112,454,157 during the nine months ended September 30, 2014. This decrease in fees to affiliates expense was partially offset by increases to the property management and investment management fees payable to our affiliated property manager and advisor for the nine months

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ended September 30, 2015 as a result of the growth of our property portfolio. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2015 were $48,832,712 compared to $53,637,688 for the nine months ended September 30, 2014. The decrease of $4,804,976 was primarily due to the tenant origination and absorption costs recognized from the significant number of acquisitions made leading up to, and immediately after, the conclusion of our public offering on December 20, 2013 that were fully amortized prior to the nine months ended September 30, 2015. This decrease was partially offset by a net increase in depreciable and amortizable assets of $47,115,086 since September 30, 2014. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2015 was $29,527,109 compared to $30,292,922 for the nine months ended September 30, 2014. The decrease of $765,813 was primarily due to a reduction in the unrealized loss from changes in fair value of interest rate cap agreements from $3,362,058 for the nine months ended September 30, 2014 to $1,908,550 for the nine months ended September 30, 2015, partially offset by a net increase of $57,866,952 in our total notes payable balance from September 30, 2014 to September 30, 2015. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2015 was $0 compared to $1,939,817 for the nine months ended September 30, 2014. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of three multifamily properties during the nine months ended September 30, 2014. There were no property sales and related repayment and extinguishment of debt during the nine months ended September 30, 2015. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the nine months ended September 30, 2015 were $4,405,988 compared to $4,552,527 for the nine months ended September 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $146,539 was primarily due to reduced insurance premiums, partially offset by certain costs of evaluating strategic alternatives for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2015 were $7,145 compared to $1,356,146 for the nine months ended September 30, 2014. The decrease in acquisition costs related primarily to our acquisition of zero multifamily properties during the nine months ended September 30, 2015 compared to six acquisitions of multifamily properties with an aggregate purchase price of $112,454,157 during the nine months ended September 30, 2014. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our public offering.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2014. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2014. As of September 30, 2015, 64 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	Change $	Change %
Same-store properties:
Revenues	$52,619,689	$49,987,120	$2,632,569	5%
Operating expenses	24,825,490	24,807,794	17,696	—
Net operating income	27,794,199	25,179,326	2,614,873	10%

Non-same-store properties:
Net operating income	167,644	77,946	89,698

Total net operating income(1)	$27,961,843	$25,257,272	$2,704,571
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2015 was $27,794,199 compared to $25,179,326 for the three months ended September 30, 2014. The 10% increase in same-store net operating income was primarily due to a 5% increase in same-store rental revenues.
Revenues
Same-store revenues for the three months ended September 30, 2015 were $52,619,689 compared to $49,987,120 for the three months ended September 30, 2014. The 5% increase in same-store revenues was primarily due to the increase in same- store occupancy from 94.8% as of September 30, 2014 to 94.9% as of September 30, 2015 coupled with average rent increases at the same-store properties from $965 as of September 30, 2014 to $997 as of September 30, 2015, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2015 were $24,825,490 compared to $24,807,794 for the three months ended September 30, 2014. The same-store operating expenses did not materially change for the three months ended September 30, 2015 relative to the comparable prior year period.

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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,603,728)	$(3,337,573)	$(10,338,802)	$(21,074,163)
Fees to affiliates(1)	3,661,459	3,725,847	10,558,176	12,714,538
Depreciation and amortization	16,496,386	15,975,228	48,832,712	53,637,688
Interest expense	10,019,513	9,095,277	29,527,109	30,292,922
Loss on debt extinguishment	—	1,047,932	—	1,939,817
General and administrative expenses	1,388,213	1,366,537	4,405,988	4,552,527
Acquisition costs	—	255,864	7,145	1,356,146
Gain on sales of real estate, net	—	(2,871,840)	—	(9,944,134)
Net operating income	$27,961,843	$25,257,272	$82,992,328	$73,475,341
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2015 excludes property management fees of $1,570,816 and $4,621,570 and other fees of $427,791 and $1,262,163, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2014 excludes property management fees of $1,484,356 and $4,301,762 and other fees of $393,538 and $1,216,888, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2015	2014	2015	2014
Net loss	$(3,603,728)	$(3,337,573)	$(10,338,802)	$(21,074,163)
Depreciation of real estate assets	16,458,094	15,035,916	48,502,050	43,476,249
Amortization of lease-related costs	38,292	939,312	330,662	10,161,439
Gain on sales of real estate, net	—	(2,871,840)	—	(9,944,134)
FFO	12,892,658	9,765,815	38,493,910	22,619,391
Acquisition fees and expenses(1)(2)	187,735	628,642	194,880	4,225,826
Unrealized loss on derivative instruments	540,376	46,544	1,908,550	3,362,058
Loss on debt extinguishment	—	1,047,932	—	1,939,817
Accretion of below-market leases	—	—	—	(163,237)
Change in value of restricted common stock to Advisor	5,291	—	27,431	—
MFFO	$13,626,060	$11,488,933	$40,624,771	$31,983,855
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2015 includes acquisition fees of $187,735 and $187,735 and acquisition fees of $372,778 and $2,869,680 for the three and nine months ended September 30, 2014, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2015 also includes acquisition expenses of $0 and $7,145 and acquisition expenses of $255,864 and $1,356,146 for the three and nine months ended September 30, 2014, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2015, the fair value of our fixed rate debt was $498,077,896 and the carrying value of our fixed rate debt was $481,763,782. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and

PART I — FINANCIAL INFORMATION (continued)

any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2015, the fair value of our variable rate debt was $630,223,720 and the carrying value of our variable rate debt was $617,177,185. Based on interest rates as of September 30, 2015, if interest rates were 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt would increase by $6,212,601 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2016, interest expense on the variable rate debt would decrease by $1,200,356.
At September 30, 2015, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.32% and 2.52%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2015 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2015 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of September 30, 2015 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From inception through September 30, 2015, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
We used substantially all of the net proceeds from our public and private offerings to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of September 30, 2015, we had invested in 65 multifamily properties for a total purchase price of $1,624,892,557. These property acquisitions were funded from proceeds of our offerings and $1,042,964,196 in secured financings.

PART II—OTHER INFORMATION (continued)

During the three months ended September 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed(2)	Average Price Paid per Share(3)	Approximate Dollar Value of Shares Available That May Be Redeemed Under the Program
July 2015	145,015	—	—	(4)
August 2015	109,013	—	—	(4)
September 2015	168,851	—	—	(4)
	422,879	—	—
____________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.
(2) We are not obligated to repurchase shares under the share repurchase program.

(3)	Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death or “qualifying disability” will be equal to the average issue price per share for all of the stockholder’s shares purchased from us.

(4)
The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted-average number of shares outstanding during the prior calendar year and the value of the shares repurchased shall not exceed $2 million during the quarter beginning July 1, 2015, with shares repurchased each subsequent quarter not to exceed $1 million.

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

Steadfast Income REIT, Inc.
Date:	November 12, 2015	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 12, 2015	By:	/s/ Kevin J. Keating
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1    Amendment No. 8 to the Amended and Restated Advisory Agreement, dated as of November 10, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference).

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