Form 10-K
period 2015-12-31
Steadfast Income REIT, Inc.
filed 2016-03-18
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. The registrant conducted an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $10.24 per share, with discounts available for certain categories of purchasers. The registrant terminated its ongoing initial public offering on December 20, 2013. There were approximately 75,993,808 shares of common stock held by non-affiliates at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 11, 2016, there were 76,573,907 shares of the Registrant’s common stock issued and outstanding.

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

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and our affiliates;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	our ability to generate sufficient cash flows to pay distributions to our stockholders;

•	the availability of capital;

•	changes in interest rates; and

•	changes to U.S. generally accepted accounting principles, or GAAP.
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
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report, as the context requires, as the “Company,” “we,” “us” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We have invested in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2015, we owned 65 multifamily properties comprised of a total of 16,622 apartment homes and 25,973 square feet of rentable commercial space. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
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
On December 20, 2013, we terminated our initial public offering. Upon termination of our initial public offering, we had sold 73,608,337 shares of common stock for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective December 1, 2014. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for further information regarding the estimated value per share.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325.
We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We retained our affiliate Steadfast Capital Markets Group, LLC, which we refer to as our “dealer manager,” to serve as the dealer manager for our initial public offering. The dealer manager was responsible for marketing our shares of common stock being offered pursuant to our initial public offering. The advisor, along with the dealer manager, also provides marketing, investor relations and other administrative services on our behalf.

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
2015 Highlights
During 2015, we:

•	invested $29,908,727 in improvements to our real estate investments of 65 multifamily properties;

•	paid cash distributions of $55,087,333, which constituted a 7.0% annualized distribution to our stockholders;

•	generated cash flows from operations of $51,424,087;

•	generated net operating income of $111,764,554;

•
generated funds from operations of $52,615,838 (for further information on how we calculate funds from operations and a reconciliation of funds from operations to net loss, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations of $55,143,904 (for further information on how we calculate modified funds from operations and a reconciliation of modified funds from operations to net loss, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”); and

•	generated a net loss of $13,024,358.

Our Real Estate Portfolio
As of December 31, 2015, we owned the 65 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
1	Park Place Condominiums	Des Moines, IA	151	94.7%	$877	12/22/2010	$8,323,400	$4,790,846
2	Clarion Park Apartments(4)	Olathe, KS	220	95.0%	781	6/28/2011	11,215,000	8,318,957
3	Cooper Creek Village	Louisville, KY	123	94.3%	903	8/24/2011	10,420,000	6,372,075
4	Truman Farm Villas(5)	Grandview, MO	200	98.5%	697	12/22/2011	9,100,000	5,596,526
5	EBT Lofts	Kansas City, MO	102	95.1%	1,009	12/30/2011	8,575,000	5,291,125
6	Windsor on the River	Cedar Rapids, IA	424	92.2%	688	1/26/2012	33,000,000	23,281,658
7	Renaissance St. Andrews	Louisville, KY	216	94.9%	705	2/17/2012	12,500,000	8,772,529
8	Spring Creek of Edmond	Edmond, OK	252	95.6%	842	3/9/2012	19,350,000	13,231,253
9	Montclair Parc Apartments	Oklahoma City, OK	360	94.7%	864	4/26/2012	35,750,000	23,330,135
10	Sonoma Grande Apartments	Tulsa, OK	336	93.8%	956	5/24/2012	32,200,000	21,881,052
11	Estancia Apartments	Tulsa, OK	294	93.9%	967	6/29/2012	27,900,000	21,126,426
12	Montelena Apartments	Round Rock, TX	232	93.5%	1,071	7/13/2012	18,350,000	11,957,945
13	Valley Farms Apartments	Louisville, KY	160	93.8%	857	8/30/2012	15,100,000	9,884,827
14	Hilliard Park Apartments	Columbus, OH	201	91.5%	998	9/11/2012	19,800,000	13,298,823
15	Sycamore Terrace Apartments	Terre Haute, IN	250	97.6%	1,154	9/20/2012 & 3/5/2014	23,174,157	18,000,000
16	Hilliard Summit Apartments	Columbus, OH	208	92.8%	1,105	9/28/2012	24,100,000	16,112,504
17	Springmarc Apartments	San Marcos, TX	240	97.9%	956	10/19/2012	21,850,000	14,875,137
18	Renaissance at St. Andrews Condominiums	Louisville, KY	29	100.0%	689	10/31/2012	1,375,000	—
19	Ashley Oaks Apartments	San Antonio, TX	462	95.2%	793	11/29/2012	30,790,000	20,912,241
20	Arrowhead Apartments	Palatine, IL	200	93.5%	1,061	11/30/2012	16,750,000	12,073,401
21	The Moorings Apartments	Roselle, IL	216	95.8%	1,080	11/30/2012	20,250,000	14,595,262
22	Forty-57 Apartments	Lexington, KY	436	95.2%	881	12/20/2012	52,500,000	37,865,818
23	Keystone Farms Apartments	Nashville, TN	90	100.0%	1,138	12/28/2012	8,400,000	5,987,799
24	Riverford Crossing Apartments	Frankfort, KY	300	95.3%	835	12/28/2012	30,000,000	21,542,556
25	Southpointe at Valley Farms(6)	Louisville, KY	128	74.2%	885	12/28/2012	14,671,145	9,492,498

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
26	Montecito Apartments	Austin, TX	268	97.0%	$908	12/31/2012	$19,000,000	$13,727,118
27	Hilliard Grand Apartments	Dublin, OH	314	94.9%	1,252	12/31/2012	40,500,000	28,601,570
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	288	91.7%	1,032	1/31/2013	34,560,000	24,414,254
29	Library Lofts East(7)	Kansas City, MO	118	95.8%	981	2/28/2013	12,750,000	8,763,765
30	The Trails at Buda Ranch	Buda, TX	264	97.0%	1,003	3/28/2013	23,000,000	16,508,420
31	Deep Deuce at Bricktown	Oklahoma City, OK	294	92.5%	1,349	3/28/2013	38,220,000	25,873,142
32	Deer Valley Apartments	Lake Bluff, IL	224	92.4%	1,262	4/30/2013	28,600,000	20,253,084
33	Grayson Ridge	North Richland Hills, TX	240	95.4%	815	5/31/2013	14,300,000	10,401,837
34	Rosemont at Olmos Park	San Antonio, TX	144	93.8%	1,218	5/31/2013	22,050,000	14,541,012
35	Retreat at Quail North	Oklahoma City, OK	240	94.6%	948	6/12/2013	25,250,000	16,861,241
36	The Lodge at Trails Edge	Indianapolis, IN	268	94.8%	714	6/18/2013	18,400,000	12,401,702
37	Arbors at Carrollton	Carrollton, TX	131	95.4%	893	7/3/2013	8,800,000	6,135,126
38	Waterford on the Meadow	Plano, TX	350	96.6%	885	7/3/2013	23,100,000	16,278,351
39	The Belmont	Grand Prairie, TX	260	95.4%	767	7/26/2013	12,100,000	9,086,666
40	Meritage at Steiner Ranch(8)	Austin, TX	502	94.0%	1,368	8/6/2013	80,000,000	53,982,996
41	Tapestry Park Apartments	Birmingham, AL	354	95.2%	1,273	8/13/2013 & 12/1/2014	50,285,000	34,725,000
42	Dawntree Apartments	Carrollton, TX	400	96.0%	836	8/15/2013	24,000,000	15,509,403
43	Stuart Hall Lofts(9)	Kansas City, MO	115	96.5%	1,274	8/27/2013	16,850,000	12,179,181
44	BriceGrove Park Apartments	Canal Winchester, OH	240	95.0%	815	8/29/2013	20,100,000	14,610,868
45	Retreat at Hamburg Place	Lexington, KY	150	94.0%	953	9/5/2013	16,300,000	12,225,000
46	Cantare at Indian Lake Village	Hendersonville, TN	206	96.1%	1,164	9/24/2013	29,000,000	18,850,000
47	Landing at Mansfield	Mansfield, TX	336	97.0%	949	9/27/2013	30,900,000	22,192,784
48	The Heights Apartments	Houston, TX	504	92.5%	957	9/30/2013	37,000,000	28,292,119
49	Villas at Huffmeister	Houston, TX	294	92.9%	1,145	10/10/2013	37,600,000	25,371,241
50	Villas at Kingwood	Kingwood, TX	330	90.6%	1,241	10/10/2013	40,150,000	27,464,419
51	Waterford Place at Riata Ranch	Cypress, TX	228	91.7%	1,093	10/10/2013	23,400,000	15,964,971
52	Carrington Place	Houston, TX	324	92.0%	1,054	11/7/2013	32,900,000	22,348,765

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
53	Carrington at Champion Forest	Houston, TX	284	96.1%	$1,099	11/7/2013	$33,000,000	$22,931,041
54	Carrington Park at Huffmeister	Cypress, TX	232	93.5%	1,126	11/7/2013	25,150,000	17,695,436
55	Willow Crossing	Elk Grove, IL	579	94.8%	1,062	11/20/2013	58,000,000	58,024,000
56	Echo at Katy Ranch	Katy, TX	260	86.9%	1,236	12/19/2013	35,100,000	—
57	Heritage Grand at Sienna Plantation	Missouri City, TX	240	92.5%	1,190	12/20/2013	27,000,000	16,541,175
58	Audubon Park	Nashville, TN	256	91.8%	895	12/27/2013	16,750,000	11,760,000
59	Mallard Crossing	Cincinnati, OH	350	90.6%	986	12/27/2013	39,800,000	27,313,585
60	Renaissance at Carol Stream	Carol Stream, IL	293	92.5%	1,008	12/31/2013	29,150,000	20,061,706
61	Reserve at Creekside	Chattanooga, TN	192	95.3%	959	3/28/2014	18,875,000	14,400,000
62	Mapleshade Park	Dallas, TX	148	91.2%	1,474	3/31/2014	23,325,000	15,161,000
63	Richland Falls(10)	Murfreesboro, TN	190	96.8%	924	5/16/2014	21,000,000	13,800,000
64	Oak Crossing	Fort Wayne, IN	222	89.6%	950	6/3/2014	24,230,000	15,762,000
65	Park Shore	St. Charles, IL	160	90.6%	1,152	9/12/2014	18,350,000	12,845,000
			16,622	94.0%	$999		$1,634,288,702	$1,122,450,371
________________

(1)	At December 31, 2015, our portfolio was approximately 95.4% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we constructed at Southpointe at Valley Farms.

(4)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(5)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(6)
Southpointe at Valley Farms was acquired by the Company on December 28, 2012, comprised of 32 apartment homes, 24 of which were two-bedroom apartments and eight of which were three-bedroom apartments, and is entitled for an additional 224 apartment homes. During 2014, construction began on an additional 96 of the entitled 224 apartment homes, comprised of 16 one-bedroom apartments, 56 two-bedroom apartments and 24 three-bedroom apartments, at Southpointe at Valley Farms. As of December 31, 2015, all 96 additional apartment homes were completed and available to be leased.

(7)
Library Lofts East contains 16,680 rentable square feet of commercial space. As of December 31, 2015, the commercial space, which represents approximately 14.1% of the rentable square feet of Library Lofts East, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2016. The tenant pays an average annual rent of approximately $187,680, or approximately $11.25 per square foot.

(8)
Meritage at Steiner Ranch contains 4,843 rentable square feet of commercial space. As of December 31, 2015, the commercial space, which represents approximately 0.6% of the rentable square feet of Meritage at Steiner Ranch, was 0.0% occupied.

(9)
Stuart Hall Lofts contains 4,450 rentable square feet of commercial space. As of December 31, 2015, the commercial space, which represents approximately 3.1% of the rentable square feet of Stuart Hall Lofts, was 100.0% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2019. The tenant pays an average annual rent of approximately $64,863, or approximately $14.58 per square foot.

(10)
Richland Falls was acquired by the Company on May 16, 2014 and includes improved land that is zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, none of which were completed as of December 31, 2015.

At December 31, 2015, our portfolio was approximately 94.0% occupied and the average monthly rent per leased multifamily home in our portfolio was $999. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 0.94 years.
We plan to invest approximately $6 million through 2016 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
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
Debt Policy
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition, development or renovation of our properties and our real estate-related assets. We believe that careful use of debt helps us achieve our diversification goals and potentially enhance the returns on our investments. Our debt was approximately 65% of the aggregate cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments, at the conclusion of our public offering. Going forward, we expect that our debt will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. At December 31, 2015, our debt was approximately 56% of the value of our properties, as determined by an independent third party appraiser. Under our Third Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.
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
We may also compete with Steadfast Apartment REIT, Inc., or Steadfast Apartment REIT, and Steadfast Apartment REIT III, Inc., or Steadfast Apartment REIT III, non-traded REITs sponsored by our sponsor that commenced their ongoing initial public offerings in December 2013 and February 2016, respectively, and have similar investment strategies as us. However, we expect any competition with Steadfast Apartment REIT or Steadfast Apartment REIT III for property acquisitions to be limited as our public offering terminated on December 20, 2013 and we have deployed all of the net offering proceeds raised in our public offering and Steadfast Apartment REIT intends to terminate its public offering on or before March 25, 2016.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties both in the immediate vicinity and the geographic market where our multifamily properties are and will be located. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy (caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
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

Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K, proxy statements and other filings with the SEC. Access to these filings is free of charge.

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
General Investment Risks
From inception through December 31, 2015, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2015, we incurred a net loss of $123,419,025. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It may therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We initially adopted a share repurchase program that allowed stockholders to sell to us their shares of common stock, subject to certain limitations. However, our share repurchase program was suspended effective November 20, 2014. We subsequently reinstated our share repurchase program effective July 1, 2015, subject to certain limitations. Our board of directors may again in the future, amend, suspend, or terminate our share repurchase program upon 30 days notice. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you must be prepared to hold your shares for an indefinite period of time.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). From inception through the date of this annual report, a significant portion of distributions paid to our stockholders were funded from offering proceeds from our public offering. Of the $55,087,411 in total distributions we paid during the year ended December 31, 2015, 9.2% of such amounts were funded from sources other than cash flow from operations. To the extent we had funded distributions from the net proceeds of our public offering, we had less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations, the overall returns to our stockholders may be reduced and subsequent investors will experience dilution. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
U.S. and global financial markets have experienced extreme volatility and disruption in recent years. There was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. This turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of real properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2015, of our $1,634,288,702 of real estate assets, 41.7% was located in Texas, including 17.9% located in the Houston metropolitan area, 10.0% located in the Austin metropolitan area, 8.4% located in the Dallas/Fort Worth metropolitan area and 5.4% located in the San Antonio metropolitan area. Additionally, 10.5% of of our real estate assets were located in the Chicago metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority, Inc., or FINRA, and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.
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
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our residents, suppliers and employees of our affiliates. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees of our affiliates, and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.

Our board of directors determined an estimated value per share of $11.44 for our shares of common stock as of December 31, 2015. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with GAAP as of December 31, 2015. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or the Employee Retirement Income Security Act of 1974, or ERISA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2015), developments related to individual assets and changes in the real estate and capital markets.
The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.
We adopted a share repurchase program through which shares may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or disability. Effective November 20, 2014, our board of directors suspended our share repurchase program. Effective July 1, 2015, our board of directors reinstated our share repurchase program, subject to certain limitations. The repurchase price is likely to differ from the price at which a stockholder could resell his or her shares. If the actual value of the shares that we repurchase is less than the repurchase price, the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
You are limited in your ability to have your shares of common stock repurchased pursuant to our share repurchase program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
Our share repurchase program may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares. Prior to the first determination of our estimated value per share following the completion of our offering stage, we repurchased shares of our common stock pursuant to our share repurchase program at a discount from the purchase price based upon how long such shares have been held. Notwithstanding the foregoing, following the first determination of our estimated value per share following the completion of our offering stage, shares of our common stock are repurchased at a price equal to a price based upon our estimated value per share as of our most recent appraisal.
Our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase program limits the number of shares to be repurchased (1) during any calendar year to no more than 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year and (2) effective July 1, 2015, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate the share repurchase program at any time upon 30 days notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase program, you may be forced to do so at a discount to the purchase price you paid for your shares.
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
The failure of large U.S. financial institutions in 2008 and the resulting turmoil in the U.S. financial sector has had a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening of the credit markets may limit our ability to finance the acquisition of properties and other real estate-related assets on favorable terms, if at all, and may result in increased financing costs or financing with increasingly restrictive covenants.
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

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses, repay maturing debt obligations or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses, repay maturing debt obligations or to fund improvements to our real estate may be adversely affected.
We terminated our initial public offering on December 20, 2013. In the event that we develop a need for additional capital in the future for the repayment of maturing debt obligations, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
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
We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, our advisor’s employees and consultants selected by our board of directors for participation in the plan. As of December 31, 2015, we have issued an aggregate of 79,000 shares of restricted stock to our independent directors pursuant to this plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.

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
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.
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
There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act.

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
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. For example, on December 30, 2013, Steadfast Apartment REIT, a non-listed REIT sponsored by our sponsor, commenced its initial public offering of up to $1,100,000,000 in shares of common stock. Additionally, on February 5, 2016, Steadfast Apartment REIT III, a non-listed REIT sponsored by our sponsor, commenced its initial public offering of up to $1,300,000,000 in shares of Class A and Class T common stock. As a result, the time and resources our sponsor and its affiliates could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us and our advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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

The costs associated with complying with the Americans with Disabilities Act of 1990, as amended, or the ADA, may reduce the amount of cash available for distribution to our stockholders.
Investment in real properties may also be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.
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
We financed a portion of the purchase price of our real properties by borrowing funds. In addition, we have a $35 million credit facility with PNC Bank, National Association. We may continue to incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). However, there is no assurance that we will be able to obtain such borrowings on satisfactory terms.
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
The derivative financial instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
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
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. For the 2016 taxable year and 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.
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
A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. However, qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

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
As of December 31, 2015, we owned 65 multifamily properties consisting of an aggregate of 16,622 multifamily homes and 25,973 square feet of rentable commercial space. The total acquisition cost of our real estate portfolio as of December 31, 2015 was $1,634,288,702, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 11, 2016, we had approximately 76.6 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In December 2015, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under FINRA Rule 2340. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of the board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2015.
From CBRE Cap’s engagement through the issuance of its valuation report on February 25, 2016, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock as of December 31, 2015 upon appraisals of all our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $10.78 and $12.12 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended that the board of directors adopt $11.44 as the estimated value per share of our common stock as of December 31, 2015. On February 25, 2016, our board of directors accepted the recommendation of the valuation committee and approved $11.44 as the estimated value per share of our common stock as of December 31, 2015. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2015.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us which contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2015, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2015, as prepared by us.
These appraisals, or appraisals, were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all Member of Appraisal Institute, or MAI, appraisals. The appraisals were prepared by CBRE and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals of CBRE, and described the results of such appraisals in its valuation report. Discreet values were assigned to each property in our portfolio.
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
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share was designed to follow the recommendations of the IPA valuation guidelines.
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	6.17% - 6.49%	6.33%
Discount rate	7.52% - 7.91%	7.71%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 2.5% in either direction, which represents a 5% sensitivity, in accordance with the IPA valuation guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.33	$(0.34)
Discount rate	$0.33	$(0.34)
In its valuation report, CBRE Cap included an estimate of the December 31, 2015 value of our assets, including cash and select other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to the GAAP fair values for the year ended December 31, 2015, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $8,278,117.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in its real estate portfolio to be in the range of $1,933,071,728 to $2,045,639,238 and the Company’s net asset value to range between $826,493,051 and $929,126,368, or between $10.78 and $12.12 per share, based on a share count of 76,674,502 shares issued and outstanding as of December 31, 2015.
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
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2015 and 2014.

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2015	2014	2015	2014
Real estate properties	$1,988,400,000	$1,877,601,207	$25.93	$24.43
Cash	32,076,582	29,529,312	0.42	0.38
Other assets	34,533,491	33,693,895	0.45	0.44
Mortgage debt	(1,118,126,231)	(1,096,414,832)	(14.58)	(14.27)
Other liabilities	(51,665,674)	(47,246,873)	(0.67)	(0.61)
Incentive fee	(8,278,117)	(1,677,351)	(0.11)	(0.02)
Estimated value per share	$876,940,051	$795,485,358	$11.44	$10.35

The estimated value of the real estate properties as of December 31, 2015 and 2014 was $1,988,400,000 and $1,877,601,207, respectively, while the total cost of the real estate properties was $1,702,671,368 and $1,672,198,987, respectively (comprised of the aggregate contractual purchase price of $1,634,288,702 and $1,634,288,702, and capital expenditures subsequent to acquisition of $68,382,666 and $37,910,285, respectively).
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued February 25, 2016 was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2015, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock.
Each of CBRE Cap and CBRE reviewed the information supplied or otherwise made available to it by us or our advisor, for reasonableness, and assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting our and our advisor’s best currently available estimates and judgments, and relied upon us and our advisor to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.
In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	another independent third party appraiser or third party valuation firm would agree with our estimated value per share;

•	a third party would offer the estimated value per share in an arm’s length transaction to purchase all or substantially all of our shares of common stock;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The December 31, 2015 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings each held on February 25, 2016. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2016, in accordance with the IPA valuation guidelines.
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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2015 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past two years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. In addition, we anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2015. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2015 and 2014 are as follows:

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,585,679	$13,736,290	$13,888,802	$13,865,446	$55,076,217
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,174,851	$13,454,087	$13,785,040	$13,882,686	$54,296,664
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Ordinary income	17.6%	0.9%
Return of capital	82.4%	99.1%
Total	100%	100%
On October 21, 2014, our board of directors elected to suspend our distribution reinvestment plan, effective with distributions earned beginning on December 1, 2014. All distributions paid following November 20, 2014 are paid in cash. For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On August 10, 2015, our board of directors granted 2,000 shares of restricted common stock pursuant to our long-term incentive plan to each of Larry H. Dale and Kerry D. Vandell for their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, we granted each of the two independent directors 2,500 shares of restricted common stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. On August 11, 2015, we granted 5,000 shares of restricted common stock to our new independent director pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Share Repurchase Program
Our share repurchase program may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

The purchase price for shares repurchased under our share repurchase program will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “estimated value per share” will equal the most recently determined estimated value per share.

(3)	The required one year holding period to be eligible to redeem shares under our share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase program is further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of our common stock are made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter, which we refer to as the “repurchase date.” Stockholders may withdraw their repurchase request at any time up to three business days prior to the repurchase date. On October 21, 2014, our board of directors elected to suspend our share repurchase program, effective November 20, 2014. On May 12, 2015, our board of directors elected to reinstate the share repurchase program, effective July 1, 2015 on the terms and subject to the limitations described below.
We cannot guarantee that any funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the redemption requests exceed our restrictions on limitation or we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder could (1) withdraw the request for repurchase or (2) ask that we honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
We are not obligated to repurchase shares of our common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Effective July 1, 2015, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. There is no fee in connection with a repurchase of shares of the Company’s common stock.

In addition, our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days notice to our stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase program.
During the year ended December 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	—	$—	(2)
February 2015	—	—	—	(2)
March 2015	—	—	—	(2)
April 2015	—	—	—	(2)
May 2015	—	—	—	(2)
June 2015	—	—	—	(2)
July 2015	145,015	—	—	(2)
August 2015	109,013	—	—	(2)
September 2015	168,851	—	—	(2)
October 2015	112,332	197,989	10.10	(2)
November 2015	57,542	—	—	(2)
December 2015	59,313	—	—	(2)
	652,066	197,989
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On January 29, 2016, we redeemed 99,243 shares of our common stock for a total redemption value of $1,000,000, or $10.08 per share, pursuant to our share repurchase program.

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
The following selected financial data as of December 31, 2015, 2014, 2013, 2012 and 2011, and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data
Total real estate, net	$1,503,455,095	$1,538,610,961	$1,470,963,159	$559,972,087	$66,751,176
Total assets	1,577,000,822	1,609,067,128	1,561,889,854	582,586,556	81,852,261
Notes payable	1,122,450,371	1,084,757,025	987,329,800	413,802,388	47,973,049
Total liabilities	1,170,553,299	1,132,003,898	1,031,826,319	427,455,885	51,243,185
Redeemable common stock	—	—	12,945,007	3,049,521	385,458
Total stockholders’ equity	406,447,523	477,063,230	517,118,528	152,081,150	30,223,618

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating data
Total revenues	$209,390,658	$195,929,856	$109,101,517	30,586,932	$5,710,173
Net loss	(13,024,358)	(25,742,292)	(55,879,857)	(22,559,927)	(4,049,010)
Net loss attributable to common stockholders	(13,024,358)	(25,742,292)	(55,879,857)	(22,559,927)	(4,049,010)
Loss per common share - basic and diluted	(0.18)	(0.34)	(1.39)	(1.84)	(1.72)
Other data
Cash flows provided by (used in) operating activities	51,424,087	48,556,847	(2,249,133)	(4,563,196)	(201,273)
Cash flows used in investing activities	(29,660,218)	(126,817,478)	(849,128,988)	(382,505,492)	(53,833,531)
Cash flows (used in) provided by financing activities	(19,216,599)	88,237,738	861,401,662	384,396,671	63,377,288
Distributions declared	55,076,217	54,296,664	28,645,761	8,636,158	1,640,845
Distributions declared per common share(1)	0.718	0.718	0.718	0.706	0.700
Weighted-average number of common shares outstanding, basic and diluted	76,335,114	75,450,215	40,169,940	12,238,094	2,358,867
FFO(2)	52,615,838	33,994,751	(7,404,678)	(7,602,070)	(1,471,548)
MFFO(2)	55,143,904	45,002,936	19,253,075	5,828,557	469,670
________________

(1)
Distributions declared per common share for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the IPA as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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
On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective December 1, 2014. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015.
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

Our Real Estate Portfolio
As of December 31, 2015, we owned the 65 multifamily properties listed below:

						Mortgage Debt Outstanding at December 31, 2015	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price(1)		Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,790,846	94.7%	86.1%	$877	$813
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,318,957	95.0%	97.7%	781	753
3	Cooper Creek Village	Louisville, KY	8/24/2011	123	10,420,000	6,372,075	94.3%	94.3%	903	913
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,596,526	98.5%	98.0%	697	679
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,291,125	95.1%	95.1%	1,009	924
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	23,281,658	92.2%	94.8%	688	686
7	Renaissance St. Andrews Apartments	Louisville, KY	2/17/2012	216	12,500,000	8,772,529	94.9%	97.7%	705	658
8	Spring Creek of Edmond	Edmond, OK	3/9/2012	252	19,350,000	13,231,253	95.6%	96.0%	842	847
9	Montclair Parc Apartments	Oklahoma City, OK	4/26/2012	360	35,750,000	23,330,135	94.7%	96.7%	864	866
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,881,052	93.8%	95.2%	956	953
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	21,126,426	93.9%	95.9%	967	961
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,957,945	93.5%	94.8%	1,071	1,003
13	Valley Farms Apartments	Louisville, KY	8/30/2012	160	15,100,000	9,884,827	93.8%	97.5%	857	845
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,298,823	91.5%	97.0%	998	999
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	18,000,000	97.6%	94.8%	1,154	1,151
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	16,112,504	92.8%	90.9%	1,105	1,080
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,875,137	97.9%	92.5%	956	878
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	100.0%	96.6%	689	650
19	Ashley Oaks Apartments	San Antonio, TX	11/29/2012	462	30,790,000	20,912,241	95.2%	93.3%	793	756
20	Arrowhead Apartments	Palatine, IL	11/30/2012	200	16,750,000	12,073,401	93.5%	97.5%	1,061	1,027
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,595,262	95.8%	95.4%	1,080	1,022
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	37,865,818	95.2%	95.0%	881	836

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2015	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$5,987,799	100.0%	98.9%	$1,138	$1,044
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,542,556	95.3%	96.7%	835	803
25	Southpointe at Valley Farms(4)	Louisville, KY	12/28/2012	128	14,671,145	9,492,498	74.2%	93.8%	885	992
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,727,118	97.0%	95.9%	908	855
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,601,570	94.9%	96.8%	1,252	1,217
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,414,254	91.7%	95.8%	1,032	975
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,763,765	95.8%	98.3%	981	955
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,508,420	97.0%	95.1%	1,003	999
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	25,873,142	92.5%	95.2%	1,349	1,296
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,253,084	92.4%	96.4%	1,262	1,270
33	Grayson Ridge	North Richland Hills, TX	5/31/2013	240	14,300,000	10,401,837	95.4%	92.9%	815	750
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,541,012	93.8%	93.1%	1,218	1,239
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,861,241	94.6%	97.5%	948	956
36	The Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,401,702	94.8%	95.5%	714	708
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,135,126	95.4%	96.9%	893	824
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,278,351	96.6%	93.1%	885	843
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	9,086,666	95.4%	96.9%	767	736
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	53,982,996	94.0%	92.6%	1,368	1,342
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	34,725,000	95.2%	63.6%	1,273	1,196
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,509,403	96.0%	94.5%	836	773
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,179,181	96.5%	93.0%	1,274	1,213
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,610,868	95.0%	92.9%	815	813
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,225,000	94.0%	95.3%	953	932
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	18,850,000	96.1%	95.1%	1,164	1,070
47	Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	22,192,784	97.0%	93.2%	949	918

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2015	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
48	The Heights Apartments	Houston, TX	9/30/2013	504	$37,000,000	$28,292,119	92.5%	93.1%	$957	$929
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,371,241	92.9%	96.3%	1,145	1,137
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	27,464,419	90.6%	95.8%	1,241	1,168
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	15,964,971	91.7%	96.9%	1,093	1,075
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,348,765	92.0%	94.1%	1,054	998
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,931,041	96.1%	96.8%	1,099	1,051
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,695,436	93.5%	93.1%	1,126	1,045
55	Willow Crossing	Elk Grove, IL	11/20/2013	579	58,000,000	58,024,000	94.8%	92.4%	1,062	974
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	86.9%	93.1%	1,236	1,328
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,541,175	92.5%	94.6%	1,190	1,186
58	Audubon Park	Nashville, TN	12/27/2013	256	16,750,000	11,760,000	91.8%	92.6%	895	823
59	Mallard Crossing	Cincinnati, OH	12/27/2013	350	39,800,000	27,313,585	90.6%	92.0%	986	989
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	20,061,706	92.5%	93.5%	1,008	1,000
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,400,000	95.3%	94.3%	959	909
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,161,000	91.2%	89.9%	1,474	1,462
63	Richland Falls(5)	Murfreesboro, TN	5/16/2014	190	21,000,000	13,800,000	96.8%	96.3%	924	860
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,762,000	89.6%	95.9%	950	956
65	Park Shore	St. Charles, IL	9/12/2014	160	18,350,000	12,845,000	90.6%	95.0%	1,152	1,113
				16,622	$1,634,288,702	$1,122,450,371	94.0%	94.1%	$999	$966
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we constructed at Southpointe at Valley Farms.

(2)	At December 31, 2015 and 2014, our portfolio was approximately 95.4% and 96.6% leased.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(4)
Southpointe at Valley Farms was acquired by the Company on December 28, 2012, comprised of 32 apartment homes, 24 of which were two-bedroom apartments and eight of which were three-bedroom apartments, and is entitled for an additional 224 apartment homes. During 2014, construction began on an additional 96 of the entitled 224 apartment homes, comprised of 16 one-bedroom apartments, 56 two-bedroom apartments and 24 three-bedroom apartments, at

Southpointe at Valley Farms. As of December 31, 2015, all 96 additional apartment homes were completed and available to be leased.

(5)
Richland Falls was acquired by the Company on May 16, 2014 and includes improved land that is zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, none of which were completed as of December 31, 2015.

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $32,076,582 as of December 31, 2015;

•	various forms of secured and unsecured financing;

•	equity capital from joint venture partners; and

•	cash from operations.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners or otherwise and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize additional secured and unsecured financings and proceeds from the sale of our properties. We may also conduct additional public or private offerings of interests in us or our operating partnership. There can be no assurance that we will be able to obtain such financing or capital on favorable terms, if at all. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which may grow over time, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association to borrow up to $5,000,000. On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B is $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of December 31, 2015, $0 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2015, we owned 65 multifamily properties. During the year ended December 31, 2015, net cash provided by operating activities was $51,424,087 compared to net cash provided by operating activities of $48,556,847 for the year ended December 31, 2014. The increase in net cash provided by operating activities is primarily due to a reduction of net loss and the change in gain on sales of real estate partially offset by a decrease in depreciation and amortization expense and changes in the fair value of interest rate cap agreements, restricted cash, accounts payable and accrued liabilities and due to affiliates, net.
Cash Flows Used in Investing Activities
During the year ended December 31, 2015, net cash used in investing activities was $29,660,218 compared to net cash used in investing activities of $126,817,478 during the year ended December 31, 2014. The decrease in net cash used in investing activities was primarily due to the acquisition of zero multifamily properties during the year ended December 31, 2015, compared to seven property acquisitions during the year ended December 31, 2014. Net cash used in investing activities during the year ended December 31, 2015 consisted of the following:

•	$29,908,727 of cash used for improvements to real estate investments;

•	$600,459 of cash provided by restricted cash accounts related to replacement reserves; and

•	$351,950 of cash used to purchase interest rate cap agreements.
Cash Flows from Financing Activities
For the year ended December 31, 2015, our cash flows from financing activities consisted primarily of proceeds from our notes payable, net of distributions paid to our stockholders. During the year ended December 31, 2015, net cash used in financing activities was $19,216,599 compared to net cash provided by financing activities of $88,237,738 during the year ended December 31, 2014. Net cash used in financing activities during the year ended December 31, 2015 consisted of the following:

•	$51,870,734 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,057,405 and principal payments of $58,058,174;

•	$14,000,000 of net cash paid on our credit facility;

•	$2,000,000 of cash paid for the redemption of common stock; and

•	$55,087,333 of net cash distributions, after giving effect to distributions reinvested by stockholders of $78.

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties and our real estate-related assets. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.
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
As of December 31, 2015, we had notes payable totaling an aggregate principal amount of $1,122,450,371, including the net premiums and discounts on certain notes payable of $3,452,005. For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this annual report.
The following is a summary of our contractual obligations as of December 31, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$288,399,788	$39,441,120	$79,021,494	$65,028,878	$104,908,296
Principal payments on outstanding debt obligations(2)	1,118,998,366	16,717,956	137,198,916	385,393,352	579,688,142
Total	$1,407,398,154	$56,159,076	$216,220,410	$450,422,230	$684,596,438
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2015. We incurred interest expense of $39,302,938 during the year ended December 31, 2015, including amortization of deferred financing costs totaling $1,553,718, amortization of loan premiums of $1,234,793, net unrealized losses from the change in fair value of interest rate cap agreements of $2,032,746 and capitalized interest of $153,920.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods in addition to our value-enhancement strategy. Although the 65 multifamily properties owned as of December 31, 2015 had no change when compared to December 31, 2014, increasing from 63 multifamily properties at

December 31, 2013, our results of operations were affected by the construction of an additional 96 apartment homes at one existing multifamily property during the year ended December 31, 2015, the seven multifamily properties acquired and three multifamily properties disposed of during the year ended December 31, 2014, the 33 multifamily properties acquired during the year ended December 31, 2013 and our value-enhancement activity completed through December 31, 2015, as further discussed below.
Our results of operations for the years ended December 31, 2015, 2014 and 2013 are not indicative of those expected in future periods. For the year ended December 31, 2013, we had not yet invested all of the proceeds from our public offering and therefore increased our borrowings and made acquisitions during the period, which had a significant impact on our future results of operations. For the years ended December 31, 2015 and 2014, we had deployed the remaining offering proceeds and performed value-enhancement projects, which has had a significant impact on our results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table summarizes the consolidated results of operations for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014	Change $	Change %
Total revenues	$209,390,658	$195,929,856	$13,460,802	7%
Operating, maintenance and management	(53,915,306)	(52,427,001)	(1,488,305)	3%
Real estate taxes and insurance	(35,825,445)	(34,750,097)	(1,075,348)	3%
Fees to affiliates	(21,927,913)	(23,923,921)	1,996,008	(8)%
Depreciation and amortization	(65,640,196)	(69,681,177)	4,040,981	(6)%
Interest expense	(39,149,018)	(40,370,846)	1,221,828	(3)%
Loss on debt extinguishment	—	(1,939,817)	1,939,817	(100)%
General and administrative expenses	(5,949,993)	(6,896,519)	946,526	(14)%
Acquisition costs	(7,145)	(1,626,904)	1,619,759	(100)%
Loss from continuing operations	$(13,024,358)	$(35,686,426)	$22,662,068	(64)%

NOI(1)	$111,764,554	$101,332,546	$10,432,008	10%
FFO(2)	$52,615,838	$33,994,751	$18,621,087	55%
MFFO(2)	$55,143,904	$45,002,936	$10,140,968	23%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the IPA as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Loss from continuing operations
For the year ended December 31, 2015, we had a loss from continuing operations of $13,024,358 compared to a loss from continuing operations of $35,686,426 for the year ended December 31, 2014. The decrease in loss from continuing operations of $22,662,068 over the prior year was primarily due to the increase in total revenues of $13,460,802, the decrease in fees to affiliates of $1,996,008, the decrease in depreciation and amortization expense of $4,040,981, the decrease in interest expense of $1,221,828, the decrease in loss on debt extinguishment of $1,939,817, the decrease in general and administrative expenses of $946,526 and the decrease in acquisition costs of $1,619,759, partially offset by the increase in operating, maintenance and management expenses of $1,488,305 and the increase in real estate taxes and insurance of $1,075,348. The decrease in our loss from continuing operations was due primarily to the increase in revenues from the acquisition of seven multifamily properties during 2014 that experienced a full year of operations in 2015, as well as fewer acquisition related expenses incurred in 2015 with the acquisition of zero multifamily properties in 2015 compared to seven multifamily properties acquired during 2014.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2015 were $209,390,658 compared to $195,929,856 for the year ended December 31, 2014. The increase of $13,460,802 was primarily due to the seven multifamily properties acquired during the year ended December 31, 2014 that experienced a full year of operations in 2015 in addition to the results of our value-enhancement activity. Our total units increased by 96 from 16,526 at December 31, 2014 to 16,622 at December 31, 2015 and average monthly rents increased from $966 at December 31, 2014 to $999 at December 31, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2015 were $53,915,306 compared to $52,427,001 for the year ended December 31, 2014. The increase of $1,488,305 was primarily due to the seven multifamily properties acquired during the year ended December 31, 2014 that experienced a full year of operations in 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2015 were $35,825,445 compared to $34,750,097 for the year ended December 31, 2014. The increase of $1,075,348 was primarily due to the seven multifamily properties acquired during the year ended December 31, 2014 that experienced a full year of operations in 2015, ordinary municipal property tax increases and increases in the assessed value of our property portfolio. We expect these amounts to increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.

Fees to affiliates
Fees to affiliates for the year ended December 31, 2015 were $21,927,913 compared to $23,923,921 for the year ended December 31, 2014. The decrease of $1,996,008 was primarily due to acquisition fees of $187,735 earned by our advisor in connection with the completion of construction of an additional 96 apartment homes at an existing multifamily property during the year ended December 31, 2015, compared to acquisition fees of $3,251,400 earned by our advisor in connection with the acquisition of seven multifamily properties with an aggregate purchase price of $130,339,157 during the year ended December 31, 2014. This decrease was partially offset by investment management fees of $13,854,825 earned by our advisor during the year ended December 31, 2015 in connection with managing our portfolio of 65 multifamily properties, compared to investment management fees of $13,252,309 earned during the year ended December 31, 2014 in connection with managing our portfolio of 65 multifamily properties. We expect fees to affiliates to increase in future periods as a result of increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2015 were $65,640,196 compared to $69,681,177 for the year ended December 31, 2014. The decrease of $4,040,981 was primarily due to the tenant origination and absorption costs recognized from the significant number of acquisitions made leading up to, and immediately after, the conclusion of our public offering on December 20, 2013 that were fully amortized prior to the year ended December 31, 2015. This decrease was partially offset by a net increase in depreciable and amortizable assets of $29,803,132 since December 31, 2014 from the completion of construction of additional 96 apartment homes at an existing multifamily property and our value-enhancement strategy. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2015 was $39,149,018 compared to $40,370,846 for the year ended December 31, 2014. The decrease of $1,221,828 was primarily due to the unrealized loss on derivative instruments of $2,032,746 and $4,353,301 for the years ended December 31, 2015 and 2014, respectively, partially offset by the net increase in the notes payable balance of $37,693,346 due to the refinancing and financing of previously unencumbered properties during the year ended December 31, 2015 and the net increase in the notes payable balance of $97,427,225 from financing incurred in connection with the acquisition of seven multifamily properties acquired during the year ended December 31, 2014 that experienced a full year of interest expense in 2015. Included in interest expense is the amortization of deferred financing costs of $1,553,718 and $1,489,834 and amortization of loan premiums and discounts of $1,234,793 and $1,234,793 for the years ended December 31, 2015 and 2014, respectively. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2015 was $0 compared to $1,939,817 for the year ended December 31, 2014. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of three multifamily properties during the year ended December 31, 2014. There were no property sales and related repayment and extinguishment of debt during the year ended December 31, 2015. We expect loss on debt extinguishment may increase in future periods if we repay the remaining outstanding principal on properties that are sold prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2015 were $5,949,993 compared to $6,896,519 for the year ended December 31, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $946,526 was primarily due to the costs incurred during the year ended December 31, 2014 related to the evaluation of strategic alternatives, as required by our charter.

Acquisition costs
Acquisition costs for the year ended December 31, 2015 were $7,145 compared to $1,626,904 for the year ended December 31, 2014. The decrease in acquisition costs related primarily to no acquisitions of multifamily properties being made during 2015 compared to seven acquisitions of multifamily properties during 2014. We do not expect to incur significant acquisition costs in future periods as we have invested all proceeds from our public offering.
Consolidated Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table summarizes the consolidated results of operations for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013	Change $	Change %
Total revenues	$195,929,856	$109,101,517	$86,828,339	80%
Operating, maintenance and management	(52,427,001)	(28,708,239)	(23,718,762)	83%
Real estate taxes and insurance	(34,750,097)	(17,499,798)	(17,250,299)	99%
Fees to affiliates	(23,923,921)	(30,713,737)	6,789,816	(22)%
Depreciation and amortization	(69,681,177)	(48,454,178)	(21,226,999)	44%
Interest expense	(40,370,846)	(24,308,402)	(16,062,444)	66%
Loss on debt extinguishment	(1,939,817)	—	(1,939,817)	100%
General and administrative expenses	(6,896,519)	(7,106,568)	210,049	(3)%
Acquisition costs	(1,626,904)	(8,169,451)	6,542,547	(80)%
Loss from continuing operations	$(35,686,426)	$(55,858,856)	$20,172,430	(36)%

NOI(1)	$101,332,546	$58,737,243	$42,595,303	73%
FFO(2)	$33,994,751	$(7,404,678)	$41,399,429	559%
MFFO(2)	$45,002,936	$19,253,075	$25,749,861	134%
________________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
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
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2014 were $34,750,097 compared to $17,499,798 for the year ended December 31, 2013. The increase of $17,250,299 was primarily due to the acquisition of seven multifamily properties during 2014, the continuing operation of the properties owned as of December 31, 2013, ordinary municipal property tax increases and increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2014 were $23,923,921 compared to $30,713,737 for the year ended December 31, 2013. The decrease of $6,789,816 was primarily due to acquisition fees of $3,251,400 earned by our advisor in connection with the acquisition of seven multifamily properties with an aggregate purchase price of $130,339,157 during the year ended December 31, 2014, compared to acquisition fees of $19,148,107 earned by our advisor in connection with the acquisition of 33 multifamily properties with an aggregate purchase price of $945,680,000 during the year ended December 31, 2013. This decrease was partially offset by investment management fees of $13,252,309 earned by our advisor during the year ended December 31, 2014 in connection with managing a portfolio of 65 multifamily properties, compared to investment management fees of $7,409,393 earned during the year ended December 31, 2013 in connection with managing our portfolio of 63 multifamily properties.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2014 were $69,681,177 compared to $48,454,178 for the year ended December 31, 2013. The increase of $21,226,999 was primarily due to the net increase in depreciable and amortizable assets of $105,125,537 during the year ended December 31, 2014 and from the 33 multifamily properties acquired during the year ended December 31, 2013 that experienced a full year of depreciation and amortization in 2014.
Interest expense
Interest expense for the year ended December 31, 2014 was $40,370,846 compared to $24,308,402 for the year ended December 31, 2013. The increase of $16,062,444 was primarily due to the net increase in the notes payable balance of $97,427,225 due to financing incurred in connection with the acquisition of seven multifamily properties during the year ended December 31, 2014 and the net increase in the notes payable balance of $573,527,412 from financing incurred in connection with the acquisition of 33 multifamily properties acquired during the year ended December 31, 2013 that experienced a full year of interest expense in 2014. Included in interest expense is the amortization of deferred financing costs of $1,489,834 and $976,198 and amortization of loan premiums of $1,234,793 and $987,970 for the years ended December 31, 2014 and 2013, respectively. Also included in interest expense is the unrealized loss on derivative instruments of $4,353,301 and $448,984 for the years ended December 31, 2014 and 2013, respectively.

Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2014 was $1,939,817 compared to $0 for the year ended December 31, 2013. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of the Lincoln Tower Apartments, Arbor Pointe Apartments and Prairie Walk Apartments during the year ended December 31, 2014. There were no property sales and related repayment and extinguishment of debt during the year ended December 31, 2013.
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
Acquisition costs
Acquisition costs for the year ended December 31, 2014 were $1,626,904 compared to $8,169,451 for the year ended December 31, 2013. The decrease in acquisition costs of $6,542,547 related primarily to our acquisition of seven multifamily properties during 2014 compared to 33 acquisitions of multifamily properties during 2013.
Property Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2014. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2014.
The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	Change $	Change %
Same-store properties:
Revenues	$197,436,441	$186,435,991	$11,000,450	6%
Operating expenses	92,255,669	90,058,890	2,196,779	2%
Net operating income	105,180,772	96,377,101	8,803,671	9%

Non-same-store properties:
Net operating income	6,583,782	4,955,446	1,628,336

Total net operating income(1)	$111,764,554	$101,332,547	$10,432,007
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the year ended December 31, 2015 was $105,180,772 compared to $96,377,101 for the year ended December 31, 2014. The 9% increase in same-store net operating income was primarily due to the 6% increase in same-store rental revenues and a 2% increase in same-store operating expenses over the comparable prior year period.

Revenues
Same-store revenues for the year ended December 31, 2015 were $197,436,441 compared to $186,435,991 for the year ended December 31, 2014. The 6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $963 as of December 31, 2014 to $995 as of December 31, 2015.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2015 were $92,255,669 compared to $90,058,890 for the year ended December 31, 2014. The 2% increase in same-store operating expenses was primarily due to increased property tax expense and utilities expense during the year ended December 31, 2015 compared to the prior year.
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

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014	2013
Net loss	$(2,685,557)	$(4,668,129)	$(13,024,358)	$(25,742,292)	$(55,879,857)
Fees to affiliates(1)	3,484,384	3,789,171	14,042,560	16,503,709	26,557,500
Depreciation and amortization	16,807,484	16,043,489	65,640,196	69,681,177	48,454,178
Interest expense	9,621,910	10,077,924	39,149,018	40,370,846	24,308,402
Loss on debt extinguishment	—	—	—	1,939,817	—
General and administrative expenses	1,544,005	2,343,992	5,949,993	6,896,519	7,106,568
Acquisition costs	—	270,758	7,145	1,626,904	8,169,451
(Gain) loss on sales of real estate	—	—	—	(9,944,134)	21,001
Net operating income	$28,772,226	$27,857,205	$111,764,554	$101,332,546	$58,737,243
________________

(1)
Fees to affiliates for the three months and year ended December 31, 2015 excludes property management fees of $1,566,955 and $6,188,525 and other fees of $434,665 and $1,696,828, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2014 excludes property management fees of $1,501,010 and $5,802,772 and other fees of $400,552 and $1,617,440, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2013 excludes property management fees of $3,226,878 and other fees of $929,359 that are included in NOI.

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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
Reconciliation of net loss to MFFO:	2015	2014	2013
Net loss	$(13,024,358)	$(25,742,292)	$(55,879,857)
Depreciation of real estate assets	65,271,243	59,014,085	32,103,974
Amortization of lease-related costs	368,953	10,667,092	16,350,204
(Gain) loss on sales of real estate, net	—	(9,944,134)	21,001
FFO	52,615,838	33,994,751	(7,404,678)
Acquisition fees and expenses(1)(2)	194,880	4,878,304	27,317,558
Unrealized loss on derivative instruments	2,032,746	4,353,301	448,984
Loss on debt extinguishment	—	1,939,817	—
Amortization of below-market leases	—	(163,237)	(1,108,789)
Change in value of restricted common stock to Advisor	300,440	—	—
MFFO	$55,143,904	$45,002,936	$19,253,075

FFO per share - basic and diluted	$0.69	$0.45	$(0.18)
MFFO per share - basic and diluted	0.72	0.60	0.48
Loss per common share - basic and diluted	(0.18)	(0.34)	(1.39)
Weighted average number of common shares outstanding, basic and diluted	76,335,114	75,450,215	40,169,940
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

(2)
Acquisition fees and expenses for the years ended December 31, 2015, 2014 and 2013 includes acquisition fees of $187,735, $3,251,400 and $19,148,107, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations and acquisition expenses of $7,145, $1,626,904 and $8,169,451, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

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
As of December 31, 2015, we had not entered into any leases as a lessee.
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

Distributions declared and paid during each of the last five fiscal quarters ended December 31, 2015 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By Operating Activities
						Cash Flow From Operations	Revolving Credit Facility
			Cash	Reinvested(4)	Total
Fourth Quarter 2014	$13,882,686	$0.181	$9,207,864	$4,502,799	$13,710,663	$13,710,663	$—	$16,104,072
First Quarter 2015	13,585,679	0.177	13,585,602	78	13,585,680	11,032,049	2,553,631	11,032,049
Second Quarter 2015	13,736,290	0.179	13,887,241	—	13,887,241	11,382,294	2,504,947	11,382,294
Third Quarter 2015	13,888,802	0.181	13,887,973	—	13,887,973	13,887,973	—	14,287,719
Fourth Quarter 2015	13,865,446	0.181	13,726,517	—	13,726,517	13,726,517	—	14,722,025
	$68,958,903	$0.899	$64,295,197	$4,502,877	$68,798,074	$63,739,496	$5,058,578	$67,528,159
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

(4)	Our distribution reinvestment plan was suspended by our board of directors effective with distributions earned beginning on December 1, 2014.
For the year ended December 31, 2015, we paid aggregate distributions of $55,087,411, comprised of $55,087,333 of distributions paid in cash and 8 shares of our common stock issued pursuant to our distribution reinvestment plan for $78. For the year ended December 31, 2015, we had a net loss of $13,024,358. We had FFO for the year ended December 31, 2015 of $52,615,838 and net cash provided by operating activities was $51,424,087. For the year ended December 31, 2015, we funded $50,028,833 of distributions paid, which includes net cash distributions and dividends reinvested by stockholders, with net cash provided by operating activities and with proceeds from our revolving credit facility of $5,058,578. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
Over the long-term, we expect that our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our real estate investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors,” and “—Results of Operations.” In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and related dealer manager fees) paid by us in connection with our initial public offering and our private offering, including legal, accounting, printing, mailing and filing fees, charges of our transfer agent, expenses of organizing us, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.
We could also reimburse costs of bona fide training and education meetings held by us (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we would not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for our public offering to exceed 10% of the gross proceeds of our initial public offering, as required by the rules of FINRA.

We were obligated to reimburse our advisor, the dealer manager, or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor would be obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and offering costs incurred by us in our initial public offering exceeded 15% of the gross offering proceeds of our initial public offering. Any reimbursement of expense paid to our advisor would not exceed actual expenses incurred by our advisor. No amounts were owed by the advisor pursuant to the advisory agreement.
Reimbursements to our advisor or our affiliates for offering costs paid by them on our behalf with respect to our private offering were not limited to 15% of the gross offering proceeds of our private offering. We had previously deferred $1,425,070 of private offering costs that were in excess of 15% of the gross offering proceeds. However, during the year ended December 31, 2013, the independent directors approved the reimbursement of these offering costs and we reimbursed our advisor for such costs.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2015 and 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015 and 2014. As of December 31, 2015, returns for calendar years 2014, 2013 and 2012 remain subject to examination by major tax jurisdictions.
Subsequent Events
Distributions Paid
On January 4, 2016, we paid distributions of $4,668,261, which related to distributions declared for each day in the period from December 1, 2015 through December 31, 2015. All such distributions were paid in cash.
On February 1, 2016, we paid distributions of $4,653,399, which related to distributions declared for each day in the period from January 1, 2016 through January 31, 2016. All such distributions were paid in cash.
On March 1, 2016, we paid distributions of $4,348,005, which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016. All such distributions were paid in cash.
Redemption
On January 29, 2016, we redeemed 99,243 shares of our common stock for a total redemption value of $1,000,000, or $10.08 per share, pursuant to our share repurchase program.
Estimated Value per Share
On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2015, the fair value of our fixed rate debt was $487,323,131 and the carrying value of our fixed rate debt was $480,591,006. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2015, the fair value of our variable rate debt was $630,803,100 and the carrying value of our fixed rate debt was $641,859,365. Based on interest rates as of December 31, 2015, if interest rates are 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt would increase by $6,528,356 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $2,798,267.
At December 31, 2015, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.32% and 2.77%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.44% at December 31, 2015. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2015 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2015, where applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	65	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	61	Affiliated Director and President
Kevin J. Keating	53	Treasurer
Ana Marie del Rio	61	Secretary
Scot B. Barker	67	Independent Director
Ned W. Brines	54	Independent Director
Don B. Saulic	57	Independent Director
________________
 Rodney F. Emery serves as our Chairman of the Board and Chief Executive Officer, positions he has held since our inception in May 2009. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT, positions he has held since August 2013 and September 2013, respectively. In addition, Mr. Emery serves as Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT III, positions he has held since January 2016 and August 2015, respectively. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Steadfast Capital Markets Group, LLC. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
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
Ella S. Neyland, serves as our President and an affiliated director, positions she has held since October 2012. Ms. Neyland has also served as one of our independent directors, a position she held from October 2011 to September 2012. Ms. Neyland also serves as President and an affiliated director of Steadfast Apartment REIT, positions she has held since September 2013 and August 2013, respectively. In addition, Ms. Neyland serves as President and an affiliated director of Steadfast Apartment REIT III, positions she has held since August 2015 and January 2016, respectively. Ms. Neyland founded Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, in June 2010, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised an affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations t

o investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
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
Kevin J. Keating serves as our Treasurer, a position he has held since April 2011. Mr. Keating has also served as Treasurer of both Steadfast Apartment REIT and Steadfast Apartment REIT III since September 2013 and August 2015, respectively. In addition, Mr. Keating has served as the Chief Accounting Officer for our advisor and Treasurer of Steadfast Apartment Advisor, LLC since April 2011 and September 2013, respectively, where he has focused primarily on the accounting function and compliance responsibilities for us and our advisor. Prior to joining us and our advisor, Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science, Accounting from St. John’s University in New York, New York and is a certified public accountant.
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio has also served as Secretary of Steadfast Apartment REIT since September 2013 and as Secretary of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology, Risk Management and Legal Services Departments for Steadfast Companies. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
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
Ned W. Brines serves as one of our independent directors, a position he has held since October 2012. Mr. Brines currently serves as an independent director and audit committee chairman for Steadfast Apartment REIT III, since January 2016. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment advisor firm, and currently serves as its Chief Investment Officer. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings.  From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena managing their Small Cap Growth Fund with $1.6 billion in assets under management (AUM). Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 in which he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in AUM.  Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst (CFA) designation and is involved in various community activities including serving on the investment committee of City of Hope as well as the Orange County Regional Counsel for San Diego State University.
Our board of directors, excluding Mr. Brines, has determined that Mr. Brines’ prior service as a director and as chief investment officer have provided Mr. Brines with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Brines is highly qualified to serve as one of our directors.
Don B. Saulic serves as one of our independent directors, a position he has held since August 2015. Mr. Saulic has been actively involved in real estate and financial services for over 30 years. Mr. Saulic currently serves as a Private Wealth Advisor for The Bahnsen Group at HighTower Advisors, LLC, a position he has held since August 2015. In his role, Mr. Saulic provides comprehensive financial planning, investment advisory, and risk management to high net worth investors, businesses and institutions. From April 2013 to August 2015, Mr. Saulic served as a Private Wealth Advisor at Capstone Partners Financial and Insurance Services, LLC. From June 2012 to August 2015, Mr. Saulic served as Chief Executive Officer for King Crown Capital Corporation, a company providing strategic business planning and consulting services. From January 2013 to April 2014, Mr. Saulic was a Private Wealth Advisor for Stephen A. Kohn & Associates, LTD. In his role, Mr. Saulic provided financial planning and investment advisory services. From June 2006 to March 2014, Mr. Saulic served as President and Chief Operating Officer for Cornerstone Ventures, Inc., a real estate investment company. In his role, he helped manage real estate and wholesale distribution operations, including private client services, compliance, investor relations, human resources, information technology, and administration. From June 2012 to March 2013, Mr. Saulic was Chief Operating Officer for Healthcare Real Estate Partners, LLC, a company focused on acquiring and developing healthcare real estate. In his role, Mr. Saulic helped in managing company operations. From March 2008 to December 2012, Mr. Saulic was Chief Operating Officer for Pacific Cornerstone Capital, Inc. In his role, he managed sales operations, compliance, technology and investment services. From 1987 to 2008, Mr. Saulic served in Chief Information Officer roles for Corinthian Colleges, Inc., North American Van Lines, Inc., BAX Global, and Budget Rent a Car Corporation. Prior to 1987 he worked in the financial services industry in management positions with Ernst and Young, GATX Corporation and Kemper Financial Services. Mr. Saulic earned a Masters of Business Administration from DePaul University, a Bachelor of Science in Accounting with a minor in Economics from Illinois State University, and is a Certified Public Accountant. Mr. Saulic is involved in various community activities and is a Board Member for Vanguard University, YMCA, and the Forum of Christian Business Leaders.

Our board of directors, excluding Mr. Saulic, has determined that the prior leadership positions which Mr. Saulic has held and Mr. Saulic’s extensive real estate and investment management experience have provided Mr. Saulic with the experience, skills and attributes necessary to effectively carry out his duties and responsibilities as a director. Consequently, our board of directors has determined that Mr. Saulic is highly qualified to serve as one of our directors.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditors’ qualifications and independence, and (4) the performance of the independent auditors and our internal audit function. The members of the audit committee are Scot B. Barker, Ned W. Brines and Don B. Saulic. All of the members of the audit committee are “independent” as defined by our charter. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange, or NYSE, or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE. All members of the audit committee have significant financial and/or accounting experience. Our board of directors has determined that Mr. Brines satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”
Investment Committee
Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members and a majority of independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker and Don B. Saulic, with Mr. Emery serving as the chairman of the investment committee.
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
Valuation Committee
Our board of directors has established a valuation committee. The valuation committee’s function, as recommended by the IPA, is to perform the following functions: (1) ratify and approve the engagement of CBRE Cap, its scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine a valuation, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The members of the valuation committee are Scot B. Barker, Ned W. Brines, and Don B. Saulic, with Mr. Brines serving as the chairman of the valuation committee.
Special Committee
Our board of directors established a special committee, which our board of directors subsequently dissolved in May 2015. The special committee’s function was limited to the evaluation, negotiation and approval of (1) any agreement, arrangement or other transaction by and between our company, our advisor or any other affiliate of our sponsor related to compensation payable by our company to our advisor or any other affiliate of our sponsor in connection with the pursuit of strategic alternatives; (2) any strategic alternatives in which a counter party has expressed an interest in the contemporaneous or subsequent purchase of any other transaction related to Steadfast Companies; and (3) any other transaction which the board specifically identifies and delegates authority to the special committee. The members of the special committee were Scot B. Barker, Ned W. Brines, Larry H. Dale and Kerry D. Vandell, with Mr. Barker serving as the chairman of the special committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2015.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2015.

Name	Fees Earned or Paid in Cash in 2015	All Other Compensation(1)	Total
Scot B. Barker(2)	$89,001	$25,875	$114,876
Larry H. Dale(3)	51,801	20,700	72,501
Kerry D. Vandell(3)	58,925	20,700	79,625
Ned W. Brines(2)	92,897	25,875	118,772
Don B. Saulic(2)	36,333	51,750	88,083
James A. Shepherdson(4)(5)	—	—	—
Ella S. Neyland(4)	—	—	—
Rodney F. Emery(4)	—	—	—

________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Independent Directors.

(3)	Independent Directors through August 10, 2015.

(4)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

(5)	Affiliated Director through August 10, 2015.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•	$3,000 for each in-person board of directors meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Equity Plan Compensation
We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Our initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. Going forward, each new independent director that joins our board of directors receives 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 2,500 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) our change in control or as otherwise provided in the incentive award plan.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	921,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	921,000
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 11, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	510,504	*
Scot B. Barker	34,552	*
Don B. Saulic	5,000	*
Ned W. Brines	22,456	*
Ella S. Neyland	9,900	*
Kevin J. Keating	4,706	*
Ana Marie del Rio	5,496	*
All officers and directors as a group	592,614	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)
Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, and 488,281 restricted shares owned by Steadfast Income Advisor, LLC, which are each primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2015 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2015 and 2014, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of December 31, 2015 all shares of convertible stock remained outstanding.
Our Relationships with our Advisor and our Sponsor
Steadfast Income Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor and advisor. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, owns a 25% membership interest in our sponsor. Pursuant to the Third Amended and Restated Operating Agreement of our sponsor, effective as of January 1, 2014, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf. Mr. Shepherdson, an affiliated director through August 10, 2015, serves as a Manager of Crossroads Capital Advisors, LLC, a subsidiary of Crossroads Capital Multifamily, which we refer to as “Crossroads Capital Advisors.”
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring November 15, 2016, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2015, we incurred acquisition fees of $187,735 in connection with the completion of the phase II development of one multifamily property. During the same period, we paid $791,135 in acquisition fees.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2015, we incurred investment management fees to our advisor of $13,854,825. During the same period, we paid $13,840,067.

•
We pay our advisor a disposition fee in connection with a sale of an investment and in the event of the sale of the entire Company, in either case when our advisor or its affiliates provides a substantial amount of services as determined by a majority of our independent directors. With respect to a sale of an investment, we pay our advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a final liquidity event, we pay our advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01. However, our charter limits the maximum amount of disposition fees payable to our advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to our advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2015, we did not incur or pay any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
Subject to the 2%/25% Guideline discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2015, $1,367,226 was paid to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2015, we reimbursed our advisor $11,147 for acquisition expenses.

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
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 62 of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a certain percentage of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the year ended December 31, 2015, we paid property management fees of $6,169,938 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2015, we reimbursed on-site personnel costs of $18,639,991 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, and support, and training services. For the year ended December 31, 2015, we paid other fees of $1,721,504 to our property manager.

Payments to Our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land and Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with the planned renovation for certain of our properties. The construction management fee payable with respect to each property under the construction management agreements ranges from 5.0% to 12.0% of the costs of the improvements for which the construction manager has oversight authority. Generally, each construction management agreement has a term equal to the planned renovation timeline unless either party gives 30 days prior notice of its desire to terminate the construction management agreement. For the year ended December 31, 2015, we paid construction management fees of $1,590,514 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2015, we reimbursed labor costs of $119,626 to our construction manager.

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

Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors and all of the members of the audit committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our board of directors has determined that Scot B. Barker, Don B. Saulic and Ned W. Brines each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2015 and 2014, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2015 and 2014 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit fees	$426,500	$527,885
Audit-related fees	—	13,750
Tax fees	161,015	128,350
All other fees	998	998
Total	$588,513	$670,983
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
The following financial statement schedule is included herein at page F-38 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

b.	Exhibits
EXHIBIT INDEX
Effective February 1, 2010, Steadfast Secure Income REIT, Inc., Steadfast Secure Income Advisor, LLC and Steadfast Secure Income REIT Operating Partnership, L.P. changed their names to Steadfast Income REIT, Inc., Steadfast Income Advisor, LLC and Steadfast Income REIT Operating Partnership, L.P., respectively. With respect to documents executed prior to the name change, the following Exhibit Index refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Amended and Restated Advisory Agreement, dated as of May 4, 2010, by and among Steadfast Income REIT, Inc., Steadfast Secure Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to Pre- Effective Amendment No. 4)

10.2
Amended and Restated Limited Partnership Agreement of Steadfast Income REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed October 15, 2009, Commission File No. 333-160748 (“Pre-Effective Amendment No. 1”))

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
10.6
Property Management Agreement, dated as of January 26, 2012, by and between SIR Windsor On The River, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2012)

10.7
Land Use Restriction Agreement, dated as of November 1, 2007, by and between Iowa Finance Authority, Windsor On The River, LLC and The Bank Of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed February 1, 2012)

10.8
Property Management Agreement, dated as of February 17, 2012, by and between SIR Renaissance, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed February 24, 2012)

10.9
Property Management Agreement, dated as of March 9, 2012, by and between SIR Spring Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 15, 2012)

10.10
Assumption Agreement, dated as of March 9, 2012, by and among U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702, WC/TP Spring Creek, LLC, SIR Spring Creek, LLC, John A. Wensigner, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 15, 2012)

10.11
Multifamily Note, effective as of January 31, 2011, by WC/TP Spring Creek, LLC in favor of Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 15, 2012)

10.12
Allonge to Note, dated as of March 9, 2012, by SIR Spring Creek, LLC in favor of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 15, 2012)

10.13
Multifamily Mortgage, Assignment of Rents and Security Agreement (Oklahoma - Revision Date 03-31-2008), dated as of January 31, 2011, by and between WC/TP Spring Creek, LLC and Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 15, 2012)

10.14
Assignment of Management Agreement and Subordination of Management Fees, dated as of March 9, 2012, by and between SIR Spring Creek, LLC, Steadfast Management Company, Inc. and U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 15, 2012)

10.15
Guaranty, dated as of March 9, 2012, by Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. for the benefit of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 15, 2012)

10.16
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of April 11, 2012, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P., and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 16, 2012)

10.17
Property Management Agreement, dated as of April 26, 2012, by and between Steadfast Management Company, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2012)

10.18
Multifamily Note, dated as of April 26, 2012, by SIR Montclair Parc, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 2, 2012)

10.19
Multifamily Loan and Security Agreement (Non-Recourse), dated as of April 26, 2012, by and between SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 2, 2012)

10.20
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 2, 2012)

10.21
Assignment of Management Agreement, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 2, 2012)

10.22
Guaranty of Non-Recourse Obligations, dated as of April 26, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 2, 2012)

10.23
Environmental Indemnity Agreement, dated as of April 26, 2012, by SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 2, 2012)

10.24
Property Management Agreement, made as of May 24, 2012, by and between Steadfast Management Company, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 31, 2012)

10.25
Multifamily Note, effective as of May 24, 2012, by SIR Sonoma Grande, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 31, 2012)

10.26
Multifamily Loan and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 31, 2012)

10.27
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed May 31, 2012)

10.28
Guaranty, effective as of May 24, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed May 31, 2012)

10.29
Assignment of Management Agreement and Subordination of Management Fees, effective as of May 24, 2012, by and among SIR Sonoma Grande, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed May 31, 2012)

10.30
Property Management Agreement, made as of June 29, 2012, by and between Steadfast Management Company, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 6, 2012)

10.31
Assumption Agreement, effective as of June 29, 2012, by and among Estancia Tulsa, LLC, SIR Estancia, LLC, Federal Home Loan Mortgage Corporation, Flournoy Development Company, LLC, and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 6, 2012)

10.32
Multifamily Note, effective as of September 6, 2007, by Estancia Tulsa, LLC in favor of CBRE Melody & Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 6, 2012)

10.33
Multifamily Mortgage, Assignment of Rents and Security Agreement, made as of September 6, 2007, by and between Estancia Tulsa, LLC and CBRE Melody & Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 6, 2012)

10.34
Guaranty, effective as of June 29, 2012 by Steadfast Income REIT, Inc. to and for the benefit of Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 6, 2012)

10.35
Subordination of Management Agreement, effective as of June 29, 2012, by and between SIR Estancia, LLC, and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 6, 2012)

10.36
Membership Interests Assignment and Assumption, made and entered into effective as of September 11, 2012, by and between Gary L. Schottenstein and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 4, 2012)

10.37
Property Management Agreement, made and entered into as of September 11, 2012, by and between Steadfast Management Company, Inc. and Hilliard Park Partners, L.L.C (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 4, 2012)

10.38
Multifamily Note, effective as of September 28, 2012, by Hilliard Park Partners, L.L.C. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 4, 2012)

10.39
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Park Partners, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 4, 2012)

10.40
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 4, 2012)

10.41
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 4, 2012)

10.42
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 4, 2012)

10.43
Membership Interests Assignment and Assumption, made and entered into effective as of September 28, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed October 4, 2012)

10.44
Property Management Agreement, made and entered into as of September 28, 2012, by and between Steadfast Management Company, Inc. and Hilliard Meadows Apartments, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed October 4, 2012)

10.45
Multifamily Note, effective as of September 28, 2012, by Hilliard Meadows Apartments, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed October 4, 2012)

10.46
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Meadows Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed October 4, 2012)

10.47
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed October 4, 2012)

10.48
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed October 4, 2012)

10.49
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed October 4, 2012)

10.50
Property Management Agreement, dated as of December 20, 2012, by and between Steadfast Management Company, Inc. and SIR Forty 57, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 27, 2012)

10.51
Multifamily Note, effective as of December 20, 2012, by SIR Forty 57, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 27, 2012)

10.52
Multifamily Loan and Security Agreement, dated as of December 20, 2012, by and between SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 27, 2012)

10.53
Multifamily Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 20, 2012, by and among SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 27, 2012)

10.54
Guaranty, dated as of December 20, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 27, 2012)

10.55
Membership Interests Assignment and Assumption, made and entered into effective as of December 31, 2012, by and between Gary L. Schottenstein and SIR Hilliard Grand, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 7, 2013)

10.56
Property Management Agreement, made and entered into as of December 31, 2012, by and between Steadfast Management Company, Inc. and Hilliard Grand Apartments, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 7, 2013)

10.57
Mortgage Note, effective as of July 27, 2010, by Hilliard Grand Apartments, LLC in favor of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 7, 2013)

10.58
Modification of Mortgage Note, dated as of December 31, 2012, by and between Hilliard Grand Apartments, LLC in favor of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 7, 2013)

10.59
Loan Modification Agreement, made as of December 28, 2012, by and among Hilliard Grand Apartments, LLC, Red Mortgage Capital, LLC and the Secretary of Housing and Urban Development (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed January 7, 2013)

10.60
Open-End Mortgage Deed, dated as of July 27, 2010, by Hilliard Grand Apartments, LLC to and for the benefit of Red Mortgage Capital, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed January 7, 2013)

10.61
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of March 13, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 25, 2013)

10.62
Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of May 14, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 17, 2013)

10.63
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Waterford Riata, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed November 14, 2013)

10.64
Multifamily Note, effective as of October 10, 2013, by SIR Waterford Riata, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed November 14, 2013)

10.65
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed November 14, 2013)

10.66
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed November 14, 2013)

10.67
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed November 14, 2013)

10.68
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Huffmeister Villas, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed November 14, 2013)

10.69
Multifamily Note, effective as of October 10, 2013, by SIR Huffmeister Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed November 14, 2013)

10.70
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed November 14, 2013)

10.71
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed November 14, 2013)

10.72
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed November 14, 2013)

10.73
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Kingwood Villas, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed November 14, 2013)

10.74
Multifamily Note, effective as of October 10, 2013, by SIR Kingwood Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed November 14, 2013)

10.75
Multifamily Loan and Security Agreement, dated as of October 10, 2013, by and between SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed November 14, 2013)

10.76
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 10, 2013, by and among SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed November 14, 2013)

10.77
Guaranty, dated as of October 10, 2013, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed November 14, 2013)

10.78
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Park, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed November 14, 2013)

10.79
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Park, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed November 14, 2013)

10.80
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed November 14, 2013)

10.81
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed November 14, 2013)

10.82
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed November 14, 2013)

10.83
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Park, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed November 14, 2013)

10.84
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Champion, LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed November 14, 2013)

10.85
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Champion, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed November 14, 2013)

10.86
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Champion, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed November 14, 2013)

10.87
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Champion, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed November 14, 2013)

10.88
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K filed November 14, 2013)

10.89
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Champion, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 8-K filed November 14, 2013)

10.90
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Place, LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 8-K filed November 14, 2013)

10.91
Multifamily Note, effective as of November 7, 2013, by SIR Carrington Place, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 8-K filed November 14, 2013)

10.92
Multifamily Loan and Security Agreement, dated as of November 7, 2013, by and between SIR Carrington Place, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 8-K filed November 14, 2013)

10.93
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 7, 2013, by and among SIR Carrington Place, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 8-K filed November 14, 2013)

10.94
Guaranty of Non-Recourse Obligations, dated as of November 7, 2013, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 8-K filed November 14, 2013)

10.95
Environmental Indemnity Agreement, dated as of November 7, 2013, by SIR Carrington Place, LLC, to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 8-K filed November 14, 2013)

10.96
Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2014)

10.97
Restricted Stock Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 13, 2014)

10.98
Amendment No. 6 to the Amended and Restated Advisory Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 13, 2014)

10.99
Amendment No. 7 to the Amended and Restated Advisory Agreement, dated as of April 13, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2015)

10.100
Amendment No. 8 to the Amended and Restated Advisory Agreement, dated as of November 10, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 12, 2015)

21*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Irvine, California
March 18, 2016

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,487,961,762	1,457,633,918
Tenant origination and absorption costs	—	524,712
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	2,192,635	2,048,098
Total real estate, cost	1,666,901,082	1,636,953,413
Less accumulated depreciation and amortization	(163,445,987)	(98,342,452)
Total real estate, net	1,503,455,095	1,538,610,961
Cash and cash equivalents	32,076,582	29,529,312
Restricted cash	27,700,811	25,478,939
Rents and other receivables	2,742,011	1,992,310
Deferred financing costs and other assets, net	11,026,323	13,455,606
Total assets	$1,577,000,822	$1,609,067,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$40,752,458	$39,527,928
Notes payable:
Mortgage notes payable, net	1,122,450,371	1,070,757,025
Revolving credit facility	—	14,000,000
Total notes payable, net	1,122,450,371	1,084,757,025
Distributions payable	4,668,261	4,679,455
Due to affiliates, net	2,682,209	3,039,490
Total liabilities	1,170,553,299	1,132,003,898
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 76,674,502 and 76,858,483 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	766,745	768,585
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	677,624,840	680,138,132
Cumulative distributions and net losses	(271,944,072)	(203,843,497)
Total stockholders’ equity	406,447,523	477,063,230
Total liabilities and stockholders’ equity	$1,577,000,822	$1,609,067,128
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014	2013
Revenues:
Rental income	$186,264,470	$175,267,082	$98,018,275
Tenant reimbursements and other	23,126,188	20,662,774	11,083,242
Total revenues	209,390,658	195,929,856	109,101,517
Expenses:
Operating, maintenance and management	53,915,306	52,427,001	28,708,239
Real estate taxes and insurance	35,825,445	34,750,097	17,499,798
Fees to affiliates	21,927,913	23,923,921	30,713,737
Depreciation and amortization	65,640,196	69,681,177	48,454,178
Interest expense	39,149,018	40,370,846	24,308,402
Loss on debt extinguishment	—	1,939,817	—
General and administrative expenses	5,949,993	6,896,519	7,106,568
Acquisition costs	7,145	1,626,904	8,169,451
Total expenses	222,415,016	231,616,282	164,960,373
Loss from continuing operations	(13,024,358)	(35,686,426)	(55,858,856)
Gain (loss) on sales of real estate, net	—	9,944,134	(21,001)
Net loss	$(13,024,358)	$(25,742,292)	$(55,879,857)
Loss per common share — basic and diluted	$(0.18)	$(0.34)	$(1.39)
Weighted average number of common shares outstanding — basic and diluted	76,335,114	75,450,215	40,169,940
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2012	22,908,859	$229,086	1,000	$10	$191,130,977	$(39,278,923)	$152,081,150
Issuance of common stock	51,373,960	513,743	—	—	522,554,977	—	523,068,720
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(49,014,259)	—	(49,014,259)
Transfers to redeemable common stock	—	—	—	—	(10,078,483)	—	(10,078,483)
Redemption of common stock	(129,239)	(1,291)	—	—	(1,245,009)	—	(1,246,300)
Other offering costs to affiliates	—	—	—	—	(13,271,892)	—	(13,271,892)
Distributions declared	—	—	—	—	—	(28,645,761)	(28,645,761)
Amortization of stock-based compensation	—	—	—	—	105,210	—	105,210
Net loss for the year ended December 31, 2013	—	—	—	—	—	(55,879,857)	(55,879,857)
BALANCE, December 31, 2013	74,153,580	741,538	1,000	10	640,181,521	(123,804,541)	517,118,528
Issuance of common stock	2,496,806	24,968	—	—	24,170,846	—	24,195,814
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers from redeemable common stock	—	—	—	—	13,393,647	—	13,393,647
Redemption of common stock	(280,184)	(2,804)	—	—	(2,721,144)	—	(2,723,948)
Distributions declared	—	—	—	—	—	(54,296,664)	(54,296,664)
Amortization of stock-based compensation	—	—	—	—	118,145	—	118,145
Net loss for the year ended December 31, 2014	—	—	—	—	—	(25,742,292)	(25,742,292)
BALANCE, December 31, 2014	76,858,483	768,585	1,000	10	680,138,132	(203,843,497)	477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(197,989)	(1,980)	—	—	(1,998,020)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(55,076,217)	(55,076,217)
Amortization of stock-based compensation	—	—	—	—	184,350	—	184,350
Change in value of restricted common stock to Advisor	—	—	—	—	300,440	—	300,440
Net loss for the year ended December 31, 2015	—	—	—	—	—	(13,024,358)	(13,024,358)
BALANCE, December 31, 2015	76,674,502	$766,745	1,000	$10	$677,624,840	$(271,944,072)	$406,447,523
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(13,024,358)	$(25,742,292)	$(55,879,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,640,196	69,681,177	48,454,178
Accretion of below-market leases	—	(163,237)	(1,108,789)
Amortization of deferred financing costs	1,479,710	1,489,834	976,198
Amortization of stock-based compensation	184,350	118,145	105,210
Change in value of restricted common stock to Advisor	300,440	—	—
Amortization of loan premiums and discounts	(1,234,793)	(1,234,793)	(987,970)
Change in fair value of interest rate cap agreements	2,032,746	4,353,301	448,984
Loss on debt extinguishment	—	145,816	—
(Gain) loss on sales of real estate	—	(9,944,134)	21,001
Changes in operating assets and liabilities:
Restricted cash for operating activities	(2,822,331)	(1,166,924)	(15,809,338)
Rents and other receivables	(749,701)	8,622	(1,182,658)
Other assets	326,182	164,858	(3,042,967)
Accounts payable and accrued liabilities	(209,027)	9,023,776	22,898,966
Due to affiliates, net	(499,327)	1,822,698	2,857,909
Net cash provided by (used in) operating activities	51,424,087	48,556,847	(2,249,133)
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(126,718,757)	(818,138,356)
Additions to real estate investments	(29,908,727)	(26,806,870)	(9,125,416)
Escrow deposits for pending real estate acquisitions	—	(3,120,400)	(12,189,020)
Restricted cash for investing activities	600,459	931,301	(3,966,759)
Purchase of interest rate cap agreements	(351,950)	(863,934)	(5,778,436)
Proceeds from sales of real estate, net	—	29,761,182	68,999
Net cash used in investing activities	(29,660,218)	(126,817,478)	(849,128,988)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	110,986,313	156,238,185	476,799,000
Principal payments on mortgage notes payable	(58,058,174)	(71,576,167)	(16,690,976)
Borrowings from credit facility	6,000,000	49,000,000	62,500,000
Principal payments on credit facility	(20,000,000)	(35,000,000)	(67,500,000)
Proceeds from issuance of common stock	—	26,561,229	485,786,997
Payments of commissions on sales of common stock and related dealer manager fees to affiliates	—	—	(49,014,259)
Reimbursement of other offering costs to affiliates	—	(3,105,246)	(10,279,559)
Payment of deferred financing costs	(1,057,405)	(1,664,326)	(4,650,578)
Distributions to common stockholders	(55,087,333)	(29,491,989)	(14,302,663)
Redemptions of common stock	(2,000,000)	(2,723,948)	(1,246,300)
Net cash (used in) provided by financing activities	(19,216,599)	88,237,738	861,401,662
Net increase in cash and cash equivalents	2,547,270	9,977,107	10,023,541
Cash and cash equivalents, beginning of year	29,529,312	19,552,205	9,528,664
Cash and cash equivalents, end of year	$32,076,582	$29,529,312	$19,552,205

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the year ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized of $153,920, $41,898 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	$36,734,805	$35,432,090	$22,183,329
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$—	$621,003	$2,715,053
Assumption of mortgage notes payable to acquire real estate	$—	$—	$115,535,815
Application of escrow deposits to acquire real estate	$—	$3,620,400	$12,864,120
Premiums on assumed mortgage notes payable	$—	$—	$3,871,543
Increase in amounts receivable from transfer agent	$—	$—	$(25,958,231)
Increase in amounts payable to affiliates for other offering costs	$—	$—	$2,992,333
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$78	$24,183,672	$11,628,045
Issuance of restricted common stock to settle liability	$—	$5,000,000	$—
Decrease (increase) in redeemable common stock, net	$—	$13,393,647	$(10,078,483)
Increase in redeemable common stock payable	$1,000,000	$—	$182,997
Increase in accounts payable and accrued liabilities from additions to real estate investments	$433,557	$—	$—
Increase in due to affiliates from additions to real estate investments	$142,046	$—	$—

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
As of December 31, 2015, the Company owned 65 multifamily properties comprising a total of 16,622 apartment homes and 25,973 square feet of rentable commercial space. For more information on the Company’s real estate portfolio, see Note 3.
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
DECEMBER 31, 2015

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
The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective with distributions earned beginning on December 1, 2014. Through December 20, 2013, the Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP for gross offering proceeds of $15,397,232.
The business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2016. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
DECEMBER 31, 2015

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
DECEMBER 31, 2015

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
The total amount of non-lease-related intangible assets, including amenity access agreements, tax abatement agreements or other contract rights assumed as part of the acquisition of certain properties, will be allocated to other intangible assets based on the present value of the difference between contractual amounts to be paid pursuant to the contracts assumed and the Company’s estimate of the fair market contract rates for corresponding contracts measured over a period equal to the remaining non-cancelable term of the contracts assumed. Other intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related contracts.
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
Impairment of Real Estate Assets
The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2015, 2014 and 2013.
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
DECEMBER 31, 2015

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2015 and 2014, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2015 and 2014, the Company had a restricted cash balance of $27,700,811 and $25,478,939, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
As of December 31, 2015, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Interest rate cap agreements - The Company has entered into certain interest rate cap agreements. These derivatives did not qualify as fair value hedges. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets, net in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$298,143	$—

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, distributions payable, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The Company considers the carrying value of the revolving line of credit to approximate fair value based on time to maturity. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2015 and 2014, the fair value of the mortgage notes payable was $1,118,126,231 and $1,082,414,832, respectively, compared to the carrying value of $1,122,450,371 and $1,070,757,025, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards to independent directors are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Awards to non-employees are remeasured at fair value each reporting period and amortized as an expense over the vesting period.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ended December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the period from January 1, 2015 through December 31, 2015 was a record date for distributions.
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
DECEMBER 31, 2015

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
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2015, the Company recorded operating expenses of $1,346,002, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Operating expenses of $51,029 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2015.
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
DECEMBER 31, 2015

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
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2015 and 2014, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2015 and 2014. As of December 31, 2015, the Company’s tax returns for calendar years 2014, 2013 and 2012 remain subject to examination by major tax jurisdictions.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

3.	Real Estate
As of December 31, 2015, the Company owned 65 multifamily properties, encompassing in the aggregate 16,622 residential apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of the Company’s real estate portfolio was $1,634,288,702. As of December 31, 2015 and 2014, the Company’s portfolio was approximately 94.0% and 94.1% occupied and the average monthly rent was $999 and $966, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

As of December 31, 2015 and 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,487,961,762	$—	$2,644,263	$2,192,635	$1,666,901,082
Less: Accumulated depreciation and amortization	—	(163,053,124)	—	(392,863)	—	(163,445,987)
Net investments in real estate and related lease intangibles	$174,102,422	$1,324,908,638	$—	$2,251,400	$2,192,635	$1,503,455,095

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,457,633,918	$524,712	$2,644,263	$2,048,098	$1,636,953,413
Less: Accumulated depreciation and amortization	—	(97,793,830)	(308,926)	(239,696)	—	(98,342,452)
Net investments in real estate and related lease intangibles	$174,102,422	$1,359,840,088	$215,786	$2,404,567	$2,048,098	$1,538,610,961
Depreciation and amortization expenses were $65,640,196, $69,681,177 and $48,454,178 for the years ended December 31, 2015, 2014 and 2013, respectively.
Depreciation of the Company’s buildings and improvements was $65,271,243, $59,014,085 and $32,103,974 for the years ended December 31, 2015, 2014 and 2013, respectively.
Amortization of the Company’s tenant origination and absorption costs was $215,786, $10,513,924 and $16,263,676 for the years ended December 31, 2015, 2014 and 2013, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $153,167, $153,168 and $86,528 for the years ended December 31, 2015, 2014 and 2013, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the years ended December 31, 2015, 2014 and 2013 was $0, $163,237 and $1,108,789, respectively. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

The future amortization of the Company’s acquired other intangible assets as of December 31, 2015 and thereafter is as follows:

2016	$153,168
2017	153,168
2018	153,168
2019	153,168
2020	153,168
Thereafter	1,485,560
$2,251,400
Operating Leases
As of December 31, 2015, the Company’s real estate portfolio comprised 16,622 residential apartment homes and was 95.4% leased by a diverse group of residents. For the years ended December 31, 2015 and 2014, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 0.16 to 3.83 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,672,961 and $4,156,797 as of December 31, 2015 and 2014, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2015 and thereafter is as follows:

2016	$96,448
2017	67,120
2018	69,136
2019	58,760
$291,464
As of December 31, 2015 and 2014, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

4.	Deferred Financing Costs and Other Assets
As of December 31, 2015 and 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	December 31,
	2015	2014
Deferred financing costs	$10,800,682	$9,743,277
Less: accumulated amortization	(3,990,027)	(2,510,317)
	6,810,655	7,232,960
Prepaid expenses	2,648,238	2,900,609
Interest rate cap agreements (Note 11)	298,143	1,978,939
Other deposits	1,269,287	1,343,098
	$11,026,323	$13,455,606

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of December 31, 2015 and 2014:

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed(1)	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$480,591,006
Mortgage notes payable - variable(2)	30	5/16/2017 - 1/1/2026	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.77%	641,859,365
Total mortgage notes payable	67				3.44%	$1,122,450,371

	December 31, 2014
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed(1)	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.30%	$481,090,989
Mortgage notes payable - variable(2)	27	5/16/2017 - 8/1/2024	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.53%	589,666,036
Total mortgage notes payable	64				3.33%	$1,070,757,025
_______________

(1)
The following table summarizes the debt premiums and discounts as of December 31, 2015, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Unamortized Portion of Net Debt Premium as of December 31, 2015	Amortization of Net Debt Premium During the Years Ended December 31,
	2015	2014	2013
$3,452,005	$1,234,793	$1,234,793	$987,970

(2)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
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
For each advance prior to the July 18, 2014 amendment, the Company had the option to select the interest rate from the following options: (1) 2.0% plus the highest of (A) the Prime Rate (as defined in the revolving credit facility), (B) the sum of the Federal Funds Rate (as defined in the revolving credit facility) plus 0.5%, and (C) daily LIBOR plus 1.0% or (2) LIBOR plus 3.0%. For each advance wherein one of the LIBOR options was selected by the Company, the Company could select either the one-month LIBOR, three-month LIBOR or six-month LIBOR. For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected for each draw to date the LIBOR Option and the in-place interest rate was 1.84% as of December 31, 2015. Additionally, the Company incurs a commitment fee equal to 0.25% of the average daily difference between the $35,000,000 maximum available balance and the aggregate outstanding principal balance.
No amounts were outstanding under the credit facility as of December 31, 2015. As of December 31, 2014, $14,000,000 was outstanding under the credit facility.
The following is a summary of the Company’s aggregate maturities as of December 31, 2015:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt obligations(1)	$1,118,998,366	$16,717,956	$52,817,542	$84,381,374	$94,061,993	$291,331,359	$579,688,142
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2015 and 2014, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2015, 2014 and 2013, the Company incurred interest of $39,302,938, $40,412,744 and $24,308,402, respectively. Interest expense for the years ended December 31, 2015, 2014 and 2013 includes amortization of deferred financing costs of $1,553,718, $1,489,834 and $976,198, amortization of loan premiums and discounts of $1,234,793,

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

$1,234,793 and $987,970, net unrealized loss from the change in fair value of interest rate cap agreements of $2,032,746, $4,353,301 and $448,984, and capitalized interest of $153,920, $41,898 and $0, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $2,932,922 and $2,870,380 was payable as of December 31, 2015 and 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception through December 31, 2015, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The activity for the years ended December 31, 2015, 2014 and 2013 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	2015	2014	2013
Nonvested shares at the beginning of the year	16,875	18,750	20,625
Granted shares	14,000	10,000	10,000
Vested shares	(19,625)	(11,875)	(11,875)
Nonvested shares at the end of the year	11,250	16,875	18,750
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2015, 2014 and 2013 is as follows:

Grant Year	Weighted Average Fair Value
2013	$10.24
2014	10.24
2015	10.35

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
Included in general and administrative expenses is $184,350, $118,145 and $105,210 for the years ended December 31, 2015, 2014 and 2013, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining vesting term of the restricted common stock is 1.86 years as of December 31, 2015. As of December 31, 2015, the compensation expense related to the issuance of the restricted common stock not vested was $95,607.
On November 15, 2012, the Company entered into a Stock Purchase Plan (the “Plan”) with Ella S. Neyland, the Company’s President and a member of the Company’s board of directors, whereby Ms. Neyland agreed to invest $5,530 for 600 shares of common stock pursuant to the Company’s Public Offering on the first day of each fiscal quarter. The shares were purchased pursuant to the Plan at a price of $9.22 per share, reflecting the elimination of selling commissions and the dealer manager fee in connection with such sales.The Plan terminated on November 15, 2013. As of December 31, 2015, Ms. Neyland had cumulatively purchased 2,400 shares for $22,118 pursuant to the Plan.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of restricted stock was $2,746,582 as of December 31, 2015. As of December 31, 2015, 244,141 shares were vested. The fair value of the vested common stock and unvested restricted common stock as of December 31, 2015 and 2014 of $5,493,164 and $5,000,000, respectively, are recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $300,440 for the year ended December 31, 2015 for the change in value of restricted common stock issued to the Advisor. No such amounts were incurred for the years ended December 31, 2014 and 2013.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2015 and 2014, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors had approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company’s common stock were issued pursuant to the DRP at a price of $9.73 per share. Effective with distributions earned beginning on December 1, 2014, the Company’s board of directors elected to suspend the DRP. As a result, all distributions will be paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, in its sole discretion, from time to time, reinstate the DRP, although there is no assurance as to if or when this will happen, change this price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
The purchase price for shares repurchased under the Company’s share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recently determined Estimated Value per Share.

(3)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase program is further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter during quarters in which the share repurchase program is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase program, effective November 20, 2014. On May 12, 2015, the Company’s board of directors elected to reinstate the share repurchase program effective July 1, 2015.
During the year ended December 31, 2015, the Company redeemed a total of 197,989 shares with a total redemption value of $2,000,000 and received requests for the redemption of 652,066 shares with a total redemption value of $6,562,585. During the year ended December 31, 2014, the Company redeemed a total of 280,185 shares with a total redemption value of $2,723,948 and received requests for the redemption of 215,685 shares with a total redemption value of $2,110,525.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the redemption requests exceed the Company’s restrictions on limitation or the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of December 31, 2015, the Company has recognized redemptions payable of $1,000,000, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
In addition, the Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the Company’s stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase program.
Pursuant to the share repurchase program, for the year ended December 31, 2015, the Company reclassified $0, net of $2,000,000 of fulfilled redemption requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. For the year ended December 31, 2014, the Company reclassified $13,393,647, net of $2,723,948 of fulfilled redemption requests, from temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets, to permanent equity.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Distributions
The Company’s long-term policy is to pay distributions from cash flow from operations. However, in order to provide additional available funds to pay distributions, the Company’s obligation to pay up to $5,000,000 of fees due to the Advisor pursuant to the Advisory Agreement was deferred. On June 11, 2014, the Company issued $5,000,000 in restricted shares of common stock to the Advisor, subject to certain vesting requirements, as disclosed above, to settle the previously deferred fees due to the Advisor. As of December 31, 2015 and 2014, no fees had been deferred pursuant to the Advisory Agreement.
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
Distributions declared for the years ended December 31, 2015 and 2014 were $55,076,217 and $54,296,664, including $78 and $22,220,101, or 8 shares and 2,283,669 shares, respectively, of common stock issued pursuant to the DRP.
As of December 31, 2015 and 2014, $4,668,261 and $4,679,455 distributions declared were payable, none of which were reinvested pursuant to the DRP.
Distributions Paid
For the years ended December 31, 2015 and 2014, the Company paid cash distributions of $55,087,333 and $29,491,989, which related to distributions declared for each day in the period from December 1, 2014 through November 30, 2015 and December 1, 2013 through November 30, 2014, respectively. Additionally, for the years ended December 31, 2015 and 2014, 8 and 2,485,476 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $78 and $24,183,672, respectively. For the years ended December 31, 2015 and 2014, the Company paid total distributions of $55,087,411 and $53,675,661.

7.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Net loss attributable to the Company	$(13,024,358)	$(25,742,292)	$(55,879,857)
Less: dividends declared on participating securities	360,446	203,990	—
Net loss attributable to common stockholders	(13,384,804)	(25,946,282)	(55,879,857)
Weighted average common shares outstanding - basic and diluted	76,335,114	75,450,215	40,169,940
Loss per common share - basic and diluted	$(0.18)	$(0.34)	$(1.39)
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
DECEMBER 31, 2015

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
Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Incurred For the Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$13,854,825	$13,252,309	$7,409,393
Acquisition fees(1)	187,735	3,251,400	19,148,107
Acquisition expenses(2)	7,145	587,513	4,433,861
Property management
Fees(1)	6,188,525	5,802,772	3,226,878
Reimbursement of onsite personnel(3)	18,760,621	17,841,495	9,343,021
Other fees(1)	1,696,828	1,617,440	929,359
Other operating expenses(4)	1,346,002	980,195	3,561,399
Disposition fees(5)	—	463,688	—
Consolidated Balance Sheets:
Capitalized to building and improvements
Construction management
Fees	1,618,438	1,391,360	421,776
Reimbursement of labor costs	233,748	88,781	124,815
Additional paid-in-capital
Other offering costs reimbursement	—	—	13,271,892
Selling commissions	—	—	31,187,852
Dealer management fees	—	—	17,826,407
	$43,893,867	$45,276,953	$110,884,760
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Amounts attributable to the Advisor and its affiliates incurred and paid for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Paid For the Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations:
Expensed
Investment management fees	$13,840,067	$16,627,339	$4,630,082
Acquisition fees	791,135	3,296,422	19,436,769
Acquisition expenses	11,147	583,511	4,577,909
Property management
Fees	6,169,938	5,717,813	2,960,930
Reimbursement of onsite personnel	18,639,991	17,827,185	8,976,013
Other fees	1,721,504	1,585,747	899,579
Other operating expenses	1,367,226	915,618	3,712,827
Disposition fees	—	463,688	—
Consolidated Balance Sheets:
Capitalized to building and improvements
Construction management
Fees	1,590,514	1,348,151	421,776
Reimbursement of labor costs	119,626	88,781	124,815
Additional paid-in-capital
Other offering costs reimbursement	—	3,105,246	10,279,559
Selling commissions	—	—	31,187,852
Dealer management fees	—	—	17,826,407
	$44,251,148	$51,559,501	$105,034,518

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2015 and 2014 are as follows:

	Payable as of December 31,
	2015	2014
Consolidated Statements of Operations:
Expensed
Investment management fees	$1,169,770	$1,155,012
Acquisition fees	—	603,400
Acquisition expenses	—	4,002
Property management
Fees	520,127	501,540
Reimbursement of onsite personnel	703,791	583,161
Other fees	52,237	76,913
Other operating expenses	51,029	72,253
Disposition fees	—	—
Consolidated Balance Sheets:
Capitalized to building and improvements
Construction management
Fees	71,133	43,209
Reimbursement of labor costs	114,122	—
Additional paid-in-capital
Other offering costs reimbursement	—	—
Selling commissions	—	—
Dealer management fees	—	—
	$2,682,209	$3,039,490
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
Included in organization and offering costs are payments made to Crossroads Capital Advisors, LLC (“Crossroads”), an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; assisting

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

in public relations activities and the administration of the DRP and share redemption program; and providing advice as to our real estate portfolio and property operations.
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
Reimbursements to the Advisor or its affiliates for offering costs paid by them on behalf of the Company with respect to the Private Offering is not limited to 15% of the gross offering proceeds of the Private Offering. However, the Company elected not to make reimbursements of organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering unless approval was obtained from the independent directors of the Company. On November 19, 2013, the independent directors approved the reimbursement of the organization and offering costs in excess of 15% of the gross offering proceeds of the Private Offering. Accordingly, the Company reimbursed the Advisor $1,425,070 for such organization and offering costs in 2013. From inception through December 31, 2015, the total offering costs incurred by the Advisor or its affiliates and reimbursed by the Company with respect to the Private Offering was $2,301,719.
The amount of reimbursable organization and offering (“O&O”) costs related to the Public Offering that have been paid or recognized from inception through December 31, 2015 is as follows:

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
Organization costs are expensed as incurred. From inception until the Company terminated the Public Offering on December 20, 2013, the Company incurred $100,738 of organizational costs on the Company’s behalf, of which $100,738 was reimbursed to the Advisor. No organizational costs were incurred or recognized during the years ended December 31, 2015, 2014 and 2013.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For each of the years ended December 31, 2015, 2014 and 2013, the Advisor did not incur any costs related to the Private Offering, however, during the quarter ended December 31, 2013, the Company reimbursed the Advisor for $1,425,070 of previously deferred offering costs related to the Private Offering. From inception through December 31, 2015, the Advisor had incurred total offering costs related to the Private Offering of $2,301,719.
For the years ended December 31, 2015 and 2014, no amounts were reimbursed to the Advisor as the Public Offering terminated on December 30, 2013. For the year ended December 31, 2013, the Company reimbursed the Advisor $60,861,080, respectively, of offering costs related to the Public Offering, including $3,203,872 of amounts paid to Crossroads for certain offering services provided to the Company.
The Company has reimbursed the Advisor $95,946,206 for organization and offering costs incurred from inception through December 31, 2015, including reimbursements of organization costs of $100,738, reimbursements of Private Offering costs of $2,301,719 and reimbursements of Public Offering costs of $93,543,749. No amounts were accrued by the Company for the reimbursement of offering costs in the financial statements as of December 31, 2015 and 2014, respectively.
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
DECEMBER 31, 2015

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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 5.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30 day prior notice of its desire to terminate the Construction Management Agreement. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
The Company also reimburses the Construction Manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations.
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
DECEMBER 31, 2015

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
For the year ended December 31, 2015, the Advisor and its affiliates incurred $1,346,002 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,346,002, none of which were in excess of the 2%/25% Limitation and are included in the $5,949,993 of general and administrative expenses recognized by the Company. As of December 31, 2015, the Company’s total operating expenses were 0.1% of its average invested assets and 10.3% of its net loss.
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
Disposition Fee
The Company will pay the Advisor a disposition fee in connection with a sale of a property or real estate-related asset and in the event of the sale of the entire Company, in either case when the Advisor or its affiliates provides a substantial amount of services as determined by a majority of the Company’s independent directors. With respect to a sale of a property or real estate-related asset, the Company will pay the Advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a final liquidity event, the Company will pay the Advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price.
Selling Commissions and Dealer Manager Fees
Pursuant to the terms of the Dealer Manager Agreement, the Company paid the Dealer Manager up to 6.5% and 3.5% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager was also able to reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Company did

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

not pay any selling commissions or dealer manager fees to the Dealer Manager for the year ended December 31, 2015 because the Public Offering terminated on December 20, 2013.
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

9.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2015 and 2014, except those awards granted to the independent directors as described below.
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
On August 7, 2013, the Company granted each of the four independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On August 5, 2014, the Company granted each of the four independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation of their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, the Company granted each of the two independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On August 11, 2015, the Company granted 5,000 shares of restricted common stock to its new independent director. The Company recorded stock-based compensation expense of $184,350, $118,145 and $105,210 for the years ended December 31, 2015, 2014 and 2013 respectively.

10.	Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation,

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

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
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of December 31, 2015, the Company had 30 interest rate cap agreements with notional amounts totaling $637,110,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2015 and 2014:

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	30	$637,110,000	0.43%	2.68%	$298,143

December 31, 2014
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 1/1/2019	One-Month LIBOR	27	$577,961,000	0.17%	2.47%	$1,978,939
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

agreements for the years ended December 31, 2015, 2014 and 2013 resulted in an unrealized loss of $2,032,746, $4,353,301 and $448,984 respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate cap agreements of $298,143 and $1,978,939 are included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.

12.	Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2014 and 2013. The Company did not acquire any properties during the year ended December 31, 2015 and acquired seven properties during the year ended December 31, 2014. These properties contributed $7,043,199 of revenues and $2,128,011 of net loss, including $4,279,615 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2014. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2014	2013
Revenues	$202,656,889	$125,027,746
Net loss	$(20,960,767)	$(55,852,848)
Basic and diluted net loss per common share	$(0.27)	$(0.73)
Weighted average common shares outstanding, basic and diluted	76,858,483	76,858,483
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2015

13.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the year ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenues	$51,051,301	$52,243,802	$53,166,421	$52,929,134	$209,390,658
Net loss	(3,830,646)	(2,904,429)	(3,603,728)	(2,685,555)	(13,024,358)
Loss per common share, basic and diluted	(0.05)	(0.04)	(0.05)	(0.04)	(0.18)
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718
2014
Revenues	$45,679,704	$49,224,059	$50,217,617	$50,808,476	$195,929,856
Net loss	(14,082,911)	(3,653,679)	(3,337,573)	(4,668,129)	(25,742,292)
Loss per common share, basic and diluted	(0.19)	(0.05)	(0.05)	(0.05)	(0.34)
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718
14. Subsequent Events
Distributions Paid
On January 4, 2016, the Company paid distributions of $4,668,261, which related to distributions declared for each day in the period from December 1, 2015 through December 31, 2015. All such distributions were paid in cash.
On February 1, 2016, the Company paid distributions of $4,653,399, which related to distributions declared for each day in the period from January 1, 2016 through January 31, 2016. All such distributions were paid in cash.
On March 1, 2016, the Company paid distributions of $4,348,005, which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016. All such distributions were paid in cash.
Redemption
On January 29, 2016, the Company redeemed 99,243 shares of its common stock for a total redemption value of $1,000,000, or $10.08 per share, pursuant to the Company’s share repurchase program.
Estimated Value per Share
On February 25, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2015

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(3)
Park Place Condominiums	Des Moines, IA	100%	$4,790,845	$500,000	$7,823,400	$8,323,400	$1,207,294	$410,000	$8,306,314	$8,716,314	$(1,793,310)	1986	12/22/10
Clarion Park Apartments	Olathe, KS	100%	8,318,957	1,470,991	9,744,009	11,215,000	495,117	1,470,991	9,957,211	11,428,202	(1,860,519)	1994	6/28/11
Cooper Creek Village	Louisville, KY	100%	6,372,075	593,610	9,826,390	10,420,000	468,364	593,610	10,110,544	10,704,154	(1,803,120)	1997	8/24/11
Truman Farm Villas	Grandview, MO	100%	5,596,526	842,987	8,257,013	9,100,000	757,135	842,987	8,773,519	9,616,506	(1,598,999)	2008	12/22/11
EBT Lofts	Kansas City, MO	100%	5,291,125	460,362	8,114,638	8,575,000	573,436	460,362	8,345,756	8,806,118	(1,291,911)	1899	12/30/11
Windsor on the River	Cedar Rapids, IA	100%	23,281,658	3,381,946	29,618,054	33,000,000	1,540,719	3,381,946	29,965,844	33,347,790	(4,747,552)	1982	1/26/12
Renaissance St. Andrews	Louisville, KY	100%	8,772,529	838,685	11,661,315	12,500,000	782,445	838,685	12,201,356	13,040,041	(1,998,030)	2001	2/17/12
Spring Creek of Edmond	Edmond, OK	100%	13,231,253	2,346,503	17,602,343	19,948,846	561,085	2,346,503	17,758,036	20,104,539	(2,849,936)	1974	3/9/12
Montclair Parc Apartments	Oklahoma City, OK	100%	23,330,135	3,325,556	32,424,444	35,750,000	1,049,395	3,325,556	32,288,244	35,613,800	(4,664,864)	1999	4/26/12
Sonoma Grande Apartments	Tulsa, OK	100%	21,881,052	2,737,794	29,462,206	32,200,000	483,771	2,737,794	29,396,364	32,134,158	(4,316,460)	2009	5/24/12
Estancia Apartments	Tulsa, OK	100%	21,126,426	2,544,634	27,240,628	29,785,262	477,317	2,544,634	27,196,381	29,741,015	(3,845,519)	2006	6/29/12
Montelena Apartments	Round Rock, TX	100%	11,957,945	1,860,351	17,375,907	19,236,258	877,405	1,860,351	17,798,152	19,658,503	(2,507,591)	1998	7/13/12
Valley Farms Apartments	Louisville, KY	100%	9,884,827	724,771	14,375,229	15,100,000	351,667	724,771	14,466,307	15,191,078	(1,913,497)	2007	8/30/12
Hilliard Park Apartments	Hilliard, OH	100%	13,298,823	1,413,437	18,484,692	19,898,129	593,493	1,413,437	18,672,864	20,086,301	(2,417,578)	2000	9/11/12
Sycamore Terrace Apartments	Terre Haute, IN	100%	18,000,000	1,321,194	21,852,963	23,174,157	185,683	1,321,194	21,593,062	22,914,256	(2,557,101)	2011/2013	9/20/12, 3/5/14
Hilliard Summit Apartments	Hilliard, OH	100%	16,112,504	1,536,795	22,639,028	24,175,823	172,918	1,536,795	22,363,294	23,900,089	(2,832,523)	2012	9/28/12
Springmarc Apartments	San Marcos, TX	100%	14,875,137	1,917,909	20,027,929	21,945,838	131,300	1,917,909	19,727,351	21,645,260	(2,546,561)	2008	10/19/12
Renaissance at St. Andrews Condominiums	Louisville, KY	100%	—	92,255	1,282,745	1,375,000	309,265	92,255	1,565,346	1,657,601	(225,042)	2001	10/31/12
Ashley Oaks Apartments	San Antonio, TX	100%	20,912,241	3,819,796	26,970,204	30,790,000	2,581,337	3,819,796	28,815,759	32,635,555	(3,949,667)	1985	11/29/12
Arrowhead Apartments	Palatine, IL	100%	12,073,401	2,094,728	14,655,272	16,750,000	385,163	2,094,728	14,637,836	16,732,564	(1,838,584)	1976	11/30/12
The Moorings Apartments	Roselle, IL	100%	14,595,262	2,250,208	17,999,792	20,250,000	1,173,603	2,250,208	18,751,929	21,002,137	(2,276,974)	1976	11/30/12

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2015

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(3)
Forty-57 Apartments	Lexington, KY	100%	$37,865,818	$3,055,614	$49,444,386	$52,500,000	$799,633	$3,055,614	$49,482,134	$52,537,748	$(5,964,638)	2008	12/20/12
Keystone Farms Apartments	Nashville, TN	100%	5,987,799	1,052,401	7,347,599	8,400,000	271,048	1,052,401	7,438,788	8,491,189	(946,717)	1998	12/28/12
Riverford Crossing Apartments	Frankfort, KY	100%	21,542,556	2,595,387	27,404,613	30,000,000	393,693	2,595,387	27,256,272	29,851,659	(3,371,719)	2011	12/28/12
Southpointe at Valley Farms	Louisville, KY	100%	9,492,498	2,212,402	3,062,598	5,275,000	9,464,818	2,212,402	12,461,380	14,673,782	(522,981)	2010	12/28/12
Montecito Apartments	Austin, TX	100%	13,727,118	3,081,522	15,918,478	19,000,000	1,399,983	3,081,522	16,884,265	19,965,787	(2,204,709)	1984	12/31/12
Hilliard Grand Apartments	Dublin, OH	100%	28,601,570	2,657,734	38,012,528	40,670,262	224,649	2,657,734	37,420,510	40,078,244	(4,332,272)	2010	12/31/12
The Hills at Fair Oaks	Fair Oaks Ranch, TX	100%	24,414,254	3,008,363	31,700,639	34,709,002	125,416	3,008,363	31,200,263	34,208,626	(3,700,418)	2012	1/31/13
Library Lofts East	Kansas City, MO	100%	8,763,765	1,669,405	11,080,595	12,750,000	114,880	1,669,405	10,989,508	12,658,913	(1,288,053)	1906/1923	2/28/13
The Trails at Buda Ranch	Buda, TX	100%	16,508,420	2,504,114	20,495,886	23,000,000	394,040	2,504,114	20,383,856	22,887,970	(2,239,580)	2009	3/28/13
Deep Deuce at Bricktown	Oklahoma City, OK	100%	25,873,142	2,529,318	37,266,648	39,795,966	5,163,389	2,529,318	41,754,961	44,284,279	(5,325,756)	2001	3/28/13
Deer Valley Apartments	Lake Bluff, IL	100%	20,253,084	2,494,142	26,105,858	28,600,000	1,081,552	2,494,142	26,658,502	29,152,644	(2,963,892)	1991	4/30/13
Grayson Ridge	North Richland, TX	100%	10,401,837	1,594,099	12,705,901	14,300,000	1,148,205	1,594,099	13,500,332	15,094,431	(1,579,258)	1988	5/31/13
Rosemont at Olmos Park	San Antonio, TX	100%	14,541,012	2,064,447	19,985,553	22,050,000	290,745	2,064,447	19,853,175	21,917,622	(2,009,858)	1995	5/31/13
Retreat at Quail North	Oklahoma City, OK	100%	16,861,241	1,700,810	24,025,543	25,726,353	219,427	1,700,810	23,756,327	25,457,137	(2,514,693)	2012	6/12/13
The Lodge at Trails Edge	Indianapolis, IN	100%	12,401,702	2,389,613	16,128,107	18,517,720	357,404	2,389,613	16,099,891	18,489,504	(1,655,226)	1981	6/18/13
Arbors of Carrollton	Carrollton, TX	100%	6,135,126	1,424,432	7,560,527	8,984,959	471,361	1,424,432	7,807,698	9,232,130	(891,986)	1984	7/3/13
Waterford on the Meadow	Plano, TX	100%	16,278,351	2,625,024	20,849,131	23,474,155	1,638,141	2,625,024	21,922,106	24,547,130	(2,247,320)	1984	7/3/13
The Belmont	Grand Prairie, TX	100%	9,086,666	1,550,028	11,264,510	12,814,538	564,826	1,550,028	11,466,693	13,016,721	(1,145,094)	1983	7/26/13
Meritage at Steiner Ranch	Austin, TX	100%	53,982,996	7,353,620	73,356,373	80,709,993	6,184,693	7,353,620	78,090,283	85,443,903	(7,717,891)	2001	8/6/13
Tapestry Park Apartments	Birmingham , AL	100%	34,725,000	3,277,884	47,118,797	50,396,681	110,511	3,277,884	46,590,844	49,868,728	(4,181,655)	2012/2014	8/13/13, 12/1/14
Dawntree Apartments	Carrollton, TX	100%	15,509,403	3,135,425	21,753,469	24,888,894	1,309,882	3,135,425	22,460,890	25,596,315	(2,306,755)	1982	8/15/13
Stuart Hall Lofts	Kansas City, MO	100%	12,179,181	1,585,035	15,264,965	16,850,000	114,613	1,585,035	15,094,819	16,679,854	(1,461,323)	1910	8/27/13

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2015

Description	Location	Owner-ship Percent	Encumbrances(2)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(1)	Total		Land	Building and Improvements(1)	Total(3)
BriceGrove Park Apartments	Canal Winchester, OH	100%	$14,610,868	$1,596,212	$18,503,788	$20,100,000	$436,137	$1,596,212	$18,489,105	$20,085,317	$(1,817,763)	2002	8/29/13
Retreat at Hamburg Place	Lexington, KY	100%	12,225,000	1,605,839	14,694,161	16,300,000	227,203	1,605,839	14,593,449	16,199,288	(1,437,605)	2013	9/5/13
Cantare at Indian Lake Village	Nashville, TN	100%	18,850,000	2,489,757	26,510,243	29,000,000	131,302	2,489,757	26,180,044	28,669,801	(2,434,969)	2013	9/24/13
Landing at Mansfield	Mansfield, TX	100%	22,192,784	3,375,831	27,524,169	30,900,000	326,903	3,375,831	27,218,608	30,594,439	(2,499,555)	2006	9/27/13
The Heights Apartments	Houston, TX	100%	28,292,119	9,869,925	27,130,075	37,000,000	1,966,218	9,869,925	27,734,562	37,604,487	(2,969,403)	1977	9/30/13
Villas at Huffmeister	Houston, TX	100%	25,371,241	5,858,663	31,741,337	37,600,000	979,026	5,858,663	31,999,947	37,858,610	(3,039,740)	2007	10/10/13
Villas at Kingwood	Kingwood, TX	100%	27,464,419	6,512,468	33,637,532	40,150,000	1,118,730	6,512,468	33,967,440	40,479,908	(3,232,740)	2008	10/10/13
Waterford Place at Riata Ranch	Cypress, TX	100%	15,964,971	3,184,857	20,215,143	23,400,000	605,784	3,184,857	20,320,937	23,505,794	(1,955,087)	2008	10/10/13
Carrington Place	Houston, TX	100%	22,348,765	5,450,417	27,449,583	32,900,000	1,020,280	5,450,417	27,775,702	33,226,119	(2,543,432)	2004	11/7/13
Carrington Champion Forest	Houston, TX	100%	22,931,041	3,760,329	29,239,671	33,000,000	832,159	3,760,329	29,455,935	33,216,264	(2,706,458)	2008	11/7/13
Carrington Park at Huffmeister	Houston, TX	100%	17,695,436	3,241,747	21,908,253	25,150,000	698,312	3,241,747	22,082,220	25,323,967	(2,061,599)	2008	11/7/13
Willow Crossing	Elk Grove Village, IL	100%	58,024,000	8,091,870	49,908,130	58,000,000	4,028,604	8,091,870	52,221,827	60,313,697	(4,905,563)	1977-81	11/20/13
Echo at Katy Ranch	Katy, TX	100%	—	4,402,862	30,419,853	34,822,715	167,881	4,402,862	30,114,014	34,516,876	(2,530,314)	2013	12/19/13
Heritage Grand at Sienna Plantation	Missouri City, TX	100%	16,541,175	3,776,547	22,762,411	26,538,958	194,055	3,776,547	22,410,325	26,186,872	(1,950,291)	2012	12/20/13
Audubon Park	Nashville, TN	100%	11,760,000	2,489,428	14,260,572	16,750,000	2,787,425	2,489,428	16,628,904	19,118,332	(1,576,423)	1968	12/27/13
Mallard Crossing	Loveland, OH	100%	27,313,585	2,383,256	37,416,744	39,800,000	677,041	2,383,256	37,423,212	39,806,468	(2,975,403)	1997	12/27/13
Renaissance at Carol Stream	Carol Stream, IL	100%	20,061,706	4,605,682	24,544,318	29,150,000	775,867	4,605,682	24,746,257	29,351,939	(2,045,101)	1972	12/31/13
Reserve at Creekside	Chattanooga, TN	100%	14,400,000	1,344,233	17,530,767	18,875,000	206,813	1,344,233	17,385,556	18,729,789	(1,286,383)	2004	3/28/14
Mapleshade Park	Dallas, TX	100%	15,161,000	3,585,171	19,739,829	23,325,000	1,235,064	3,585,171	20,366,294	23,951,465	(1,510,437)	1995	3/31/14
Richland Falls	Murfreesboro, TN	100%	13,800,000	1,306,794	19,693,206	21,000,000	2,272,268	1,306,794	21,694,829	23,001,623	(1,261,118)	2012-13	5/16/14
Oak Crossing	Fort Wayne, IN	100%	15,762,000	2,005,491	22,224,509	24,230,000	100,817	2,005,491	21,908,855	23,914,346	(1,408,612)	2012-13	6/3/14
Park Shore	St. Charles, IL	100%	12,845,000	1,619,712	16,730,288	18,350,000	593,960	1,619,712	16,815,677	18,435,389	(890,863)	1965	9/12/14
			$1,122,450,371	$174,192,422	$1,459,075,487	$1,633,267,909	$68,382,666	$174,102,422	$1,492,798,660	$1,666,901,082	$(163,445,987)

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2015

________________

(1)	Building and improvements include tenant origination and absorption costs and other intangible assets.

(2)	Encumbrances include the unamortized portion of loan premiums (discounts) on assumed debt allocated to individual assets in the aggregate amount of $3.5 million as of December 31, 2015.

(3)	The aggregate cost of real estate for federal income tax purposes was $1.72 billion as of December 31, 2015.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Real estate:
Balance at the beginning of the year	$1,636,953,413	$1,519,883,478	$578,045,449
Acquisitions	—	130,339,157	950,409,834
Improvements	30,484,330	26,806,872	9,125,416
Cost of real estate sold	—	(22,738,038)	(90,000)
Write-off of fully depreciated and fully amortized assets	(536,661)	(17,338,056)	(17,607,221)
Balance at the end of the year	$1,666,901,082	$1,636,953,413	$1,519,883,478

Accumulated depreciation:
Balance at the beginning of the year	$98,342,452	$48,920,319	$18,073,362
Depreciation expense	65,640,196	69,681,177	48,454,178
Write-off of accumulated depreciation and amortization of real estate assets sold	—	(2,920,988)	—
Write-off of fully depreciated and fully amortized assets	(536,661)	(17,338,056)	(17,607,221)
Balance at the end of the year	$163,445,987	$98,342,452	$48,920,319

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 18, 2016.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 18, 2016
/s/ Kevin J. Keating	Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 18, 2016
/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 18, 2016
/s/ Scot B. Barker
Scot B. Barker	Director	March 18, 2016
/s/ Ned W. Brines
Ned W. Brines	Director	March 18, 2016
/s/ Don B. Saulic
Don B. Saulic	Director	March 18, 2016