Form 10-Q
period 2016-03-31
Steadfast Income REIT, Inc.
filed 2016-05-12
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2016, there were 76,479,192 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,491,754,456	1,487,961,762
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	4,729,835	2,192,635
Total real estate, cost	1,673,230,976	1,666,901,082
Less accumulated depreciation and amortization	(180,393,255)	(163,445,987)
Total real estate, net	1,492,837,721	1,503,455,095
Cash and cash equivalents	36,480,248	32,076,582
Restricted cash	17,279,593	27,700,811
Rents and other receivables	3,401,197	2,742,011
Other assets, net	3,092,748	4,328,851
Total assets	$1,553,091,507	$1,570,303,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$30,559,977	$40,752,458
Notes payable:
Mortgage notes payable, net	1,111,838,945	1,115,752,899
Revolving credit facility	16,000,000	—
Total notes payable, net	1,127,838,945	1,115,752,899
Distributions payable	4,647,928	4,668,261
Due to affiliates, net	1,738,135	2,682,209
Total liabilities	1,164,784,985	1,163,855,827
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,575,259 and 76,674,502 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	765,753	766,745
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	676,752,303	677,624,840
Cumulative distributions and net losses	(289,211,544)	(271,944,072)
Total stockholders’ equity	388,306,522	406,447,523
Total liabilities and stockholders’ equity	$1,553,091,507	$1,570,303,350
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$47,170,635	$45,532,588
Tenant reimbursements and other	5,736,273	5,518,713
Total revenues	52,906,908	51,051,301
Expenses:
Operating, maintenance and management	13,709,810	12,827,151
Real estate taxes and insurance	8,911,021	9,055,399
Fees to affiliates	5,522,423	5,368,476
Depreciation and amortization	16,947,268	16,154,311
Interest expense	10,046,840	9,987,234
General and administrative expenses	1,387,688	1,482,231
Acquisition costs	—	7,145
Total expenses	56,525,050	54,881,947
Net loss	$(3,618,142)	$(3,830,646)
Loss per common share — basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	76,350,555	76,353,484
Distributions declared per common share	$0.178	$0.177
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED MARCH 31, 2016 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	76,858,483	$768,585	1,000	$10	$680,138,132	$(203,843,497)	$477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(197,989)	(1,980)	—	—	(1,998,020)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(55,076,217)	(55,076,217)
Amortization of stock-based compensation	—	—	—	—	184,350	—	184,350
Change in value of restricted common stock to Advisor	—	—	—	—	300,440	—	300,440
Net loss for the year ended December 31, 2015	—	—	—	—	—	(13,024,358)	(13,024,358)
BALANCE, December 31, 2015	76,674,502	766,745	1,000	10	677,624,840	(271,944,072)	406,447,523
Redemption of common stock	(99,243)	(992)	—	—	(999,008)	—	(1,000,000)
Distributions declared	—	—	—	—	—	(13,649,330)	(13,649,330)
Amortization of stock-based compensation	—	—	—	—	12,864	—	12,864
Change in value of restricted common stock to Advisor	—	—	—	—	113,607	—	113,607
Net loss for the three months ended March 31, 2016	—	—	—	—	—	(3,618,142)	(3,618,142)
BALANCE, March 31, 2016	76,575,259	$765,753	1,000	$10	$676,752,303	$(289,211,544)	$388,306,522
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,618,142)	$(3,830,646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,947,268	16,154,311
Amortization of deferred financing costs	382,044	363,977
Amortization of stock-based compensation	12,864	22,884
Change in value of restricted common stock to Advisor	113,607	16,907
Amortization of loan premiums and discounts	(308,698)	(308,698)
Change in fair value of interest rate cap agreements	232,712	1,021,586
Changes in operating assets and liabilities:
Restricted cash for operating activities	9,544,451	9,554,428
Rents and other receivables	(659,186)	(59,974)
Other assets	951,635	1,100,432
Accounts payable and accrued liabilities	(10,840,794)	(11,862,875)
Due to affiliates, net	(814,996)	(1,140,283)
Net cash provided by operating activities	11,942,765	11,032,049
Cash Flows from Investing Activities:
Additions to real estate investments	(5,810,659)	(7,021,999)
Restricted cash for investing activities	876,767	(22,505)
Net cash used in investing activities	(4,933,892)	(7,044,504)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	162,086	2,841,761
Principal payments on mortgage notes payable	(4,097,630)	(3,369,182)
Borrowings from credit facility	16,000,000	6,000,000
Payment of deferred financing costs	—	(10,000)
Distributions to common stockholders	(13,669,663)	(13,585,602)
Redemptions of common stock	(1,000,000)	—
Net cash used in financing activities	(2,605,207)	(8,123,023)
Net increase (decrease) in cash and cash equivalents	4,403,666	(4,135,478)
Cash and cash equivalents, beginning of period	32,076,582	29,529,312
Cash and cash equivalents, end of period	$36,480,248	$25,393,834

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $25,904 and $38,761 for the three months ended March 31, 2016 and 2015, respectively	$9,598,899	$8,913,815
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$78
Increase in accounts payable and accrued liabilities from additions to real estate investments	$648,313	$195,940
Decrease in due to affiliates, net from additions to real estate investments	$(129,078)	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
As of March 31, 2016, the Company owned 65 multifamily properties comprising a total of 16,622 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
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
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

$9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share. The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective for distributions earned beginning on December 1, 2014. Through December 20, 2013, the Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP for gross offering proceeds of $15,397,232.
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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, other than Accounting Standard Updates (“ASU”) 2015-03, as amended by ASU 2015-15, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2016.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs. As a result, net deferred financing costs of $6,697,472 related to mortgage notes payable as of December 31, 2015, were reclassified from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
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
March 31, 2016
(unaudited)

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
Interest rate cap agreements — These derivatives did not qualify as fair value hedges and are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets, net in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$65,431	$—

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$298,143	$—
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2016 and December 31, 2015, the fair value of the mortgage notes payable was $1,130,001,965 and $1,118,126,231, respectively, compared to the carrying value of $1,111,838,945 and $1,115,752,899, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016. Each day during the three months ended March 31, 2016 and 2015 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2016 and 2015, the Company declared distributions of $0.178 and $0.177 per common share, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of the extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.
In February 2015, the FASB issued ASU 2015-02, Consolidation, which makes changes to both the variable interest model and the voting model of consolidation. Under ASU 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a variable interest entity (“VIE”) or whether the consolidation of an entity should be assessed under the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. The new standard was effective for the Company beginning on January 1, 2016. The adoption of the new standard did not result in the consolidation of entities not previously consolidated or the deconsolidation of any entities previously consolidated. Upon adopting the new standard, the Operating Partnership became a VIE as the limited partner lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and continues to consolidate, the Operating Partnership determined to be a VIE.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company reclassified net debt issuance costs of $6,367,184 and $6,697,472 as

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

of March 31, 2016 and December 31, 2015, respectively, related to mortgage notes payable from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
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
3. Real Estate
As of March 31, 2016, the Company owned 65 multifamily properties, encompassing in the aggregate 16,622 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of the Company’s real estate portfolio was $1,634,327,541, inclusive of development and construction costs for apartment homes constructed by the Company. As of March 31, 2016 and December 31, 2015, the Company’s portfolio was approximately 94.5% and 94.0% occupied and the average monthly rent was $1,005 and $999, respectively.
As of March 31, 2016 and December 31, 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,491,754,456	$2,644,263	$4,729,835	$1,673,230,976
Less: Accumulated depreciation and amortization	—	(179,962,100)	(431,155)	—	(180,393,255)
Net investments in real estate and related lease intangibles	$174,102,422	$1,311,792,356	$2,213,108	$4,729,835	$1,492,837,721

	December 31, 2015
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,487,961,762	$2,644,263	$2,192,635	$1,666,901,082
Less: Accumulated depreciation and amortization	—	(163,053,124)	(392,863)	—	(163,445,987)
Net investments in real estate and related lease intangibles	$174,102,422	$1,324,908,638	$2,251,400	$2,192,635	$1,503,455,095
Depreciation and amortization expenses were $16,947,268 and $16,154,311 for the three months ended March 31, 2016 and 2015, respectively.
Depreciation of the Company’s buildings and improvements were $16,908,976 and $15,905,614 for the three months ended March 31, 2016 and 2015, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Amortization of the Company’s tenant origination and absorption costs for the three months ended March 31, 2016 and 2015 were $0 and $210,405, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets for the three months ended March 31, 2016 and 2015 were $38,292 and $38,292, respectively.
The future amortization of the Company’s acquired other intangible assets as of March 31, 2016 and thereafter is as follows:

April 1 through December 31, 2016	$114,876
2017	153,168
2018	153,168
2019	153,168
2020	153,168
Thereafter	1,485,560
$2,213,108
Operating Leases
As of March 31, 2016, the Company’s real estate portfolio was comprised of 16,622 apartment homes and was 96.6% leased by a diverse group of residents. For each of the three months ended March 31, 2016 and 2015, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 0.08 to 3.59 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,821,956 and $4,672,961 as of March 31, 2016 and December 31, 2015, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2016 and thereafter is as follows:

April 1 through December 31, 2016	$56,037
2017	67,120
2018	69,136
2019	58,760
$251,053
As of March 31, 2016 and December 31, 2015, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Other Assets, Net
As of March 31, 2016 and December 31, 2015, other assets, net of accumulated amortization, consisted of:

	March 31, 2016	December 31, 2015
Deferred financing costs	$660,585	$660,585
Less: accumulated amortization	(599,158)	(547,402)
	61,427	113,183
Prepaid expenses	1,727,750	2,648,238
Interest rate cap agreements (Note 11)	65,431	298,143
Deposits	1,238,140	1,269,287
	$3,092,748	$4,328,851

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2016 and     December 31, 2015:

	March 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$475,302,163
Mortgage notes payable - variable(1)	30	5/16/2017 - 1/1/2026	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.78%	639,760,660
Total mortgage notes payable, gross	67				3.44%	1,115,062,823
Premium/discount, net(2)						3,143,306
Deferred financing costs, net(3)						(6,367,184)
Total mortgage notes payable, net						$1,111,838,945

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$477,139,001
Mortgage notes payable - variable(1)	30	5/16/2017 - 1/1/2026	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.77%	641,859,365
Total mortgage notes payable, gross	67				3.44%	1,118,998,366
Premium/discount, net(2)						3,452,005
Deferred financing costs, net(3)						(6,697,472)
Total mortgage notes payable, net						$1,115,752,899
_______________

(1)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

(2)
The following table summarizes the debt premiums and discounts as of March 31, 2016, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of March 31, 2016	Amortization of Net Debt Premium During the Three Months Ended March 31,
	2016	2015
$3,143,306	$308,698	$308,698

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Deferred financing costs	$10,140,097	$10,140,097
Less: accumulated amortization	(3,772,913)	(3,442,625)
Deferred financing costs, net	$6,367,184	$6,697,472
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
For each advance under the amended and restated credit facility, the Company has the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which is a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected the LIBOR Option and the in-place interest rate was 2.04% as of March 31, 2016.
As of March 31, 2016, $16,000,000 was outstanding under the credit facility. No amounts were outstanding under the credit facility as of December 31, 2015.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The following is a summary of the Company’s aggregate maturities as of March 31, 2016:

			Maturities During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt obligations(1)	$1,131,062,823	$28,684,494	$52,802,464	$84,365,561	$94,045,493	$291,404,511	$579,760,300
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2016 and 2015, the Company incurred interest of $10,072,744 and $10,025,995. Interest expense for the three months ended March 31, 2016 and 2015 includes amortization of deferred financing costs of $382,044 and $363,977, amortization of loan premiums and discounts of $308,698 and $308,698, net unrealized loss from the change in fair value of interest rate cap agreements of $232,712 and $1,021,586 and capitalized interest of $25,904 and $38,761, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $3,074,805 and $2,932,922 was payable as of March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. As of March 31, 2016, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consist of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The issuance and vesting activity for the three months ended March 31, 2016 and for the years ended December 31, 2015 and 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	For the Three Months Ended March 31, 2016	For the years ended December 31,
		2015	2014
Nonvested shares at the beginning of the period	11,250	16,875	18,750
Granted shares	—	14,000	10,000
Vested shares	—	(19,625)	(11,875)
Nonvested shares at the end of the period	11,250	11,250	16,875
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the three months ended March 31, 2016 and for the years ended December 31, 2015 and 2014 is as follows:

Grant Year	Weighted Average Fair Value
2014	$10.24
2015	10.35
2016	n/a
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
Included in general and administrative expenses is $12,864 and $22,884 for the three months ended March 31, 2016 and 2015, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.61 years as of March 31, 2016. As of March 31, 2016, the compensation expense related to the issuance of the restricted common stock not vested was $82,739.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of unvested restricted stock was $2,792,969 as of March 31, 2016. As of March 31, 2016, 244,141 shares were vested. The fair value of the vested common stock and unvested restricted common stock as of March 31, 2016 and December 31, 2015 of $5,585,938 and $5,493,164, respectively, are recorded in stockholders’ equity in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Included in general and administrative expenses on the accompanying consolidated statements of operations is $113,607 and $16,907 for the three months ended March 31, 2016 and 2015, respectively, for the change in value of restricted common stock issued to the Advisor.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2016 and December 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2016
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
The purchase price per share for shares repurchased pursuant to the share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter for which the share repurchase program is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the Repurchase Date. On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase program, effective November 20, 2014. On May 12, 2015, the Company’s board of directors elected to reinstate the share repurchase program effective July 1, 2015.
During the three months ended March 31, 2016, the Company redeemed a total of 99,243 shares with a total redemption value of $1,000,000 and received net requests for the redemption of 347,512 shares with a total net redemption value of $3,763,312. No amounts were requested or redeemed during the three months ended March 31, 2015.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of March 31, 2016, the Company has recognized redemptions payable of $1,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Pursuant to the share repurchase program, for the three months ended March 31, 2016 and 2015, the Company reclassified $0 and $0, net of $1,000,000 and $0 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions Declared
Distributions declared to date (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2016 and 2015.
Distributions declared for the three months ended March 31, 2016 and 2015 were $13,649,330 and $13,585,679, including $0 and $78, or 0 shares and 8 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2016 and December 31, 2015, $4,647,928 and $4,668,261 distributions declared were payable, none of which was reinvested pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Distributions Paid
For the three months ended March 31, 2016 and 2015, the Company paid cash distributions of $13,669,663 and $13,585,602, which related to distributions declared for each day in the period from December 1, 2015 through February 29, 2016 and December 1, 2014 through February 28, 2015, respectively. Additionally, for the three months ended March 31, 2016 and 2015, 0 and 8 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $0 and $78, respectively. For the three months ended March 31, 2016 and 2015, the Company paid total distributions of $13,669,663 and $13,585,680, respectively.

7.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss attributable to the Company	$(3,618,142)	$(3,830,646)
Less: dividends declared on participating securities	45,505	89,291
Net loss attributable to common stockholders	(3,663,647)	(3,919,937)
Weighted average common shares outstanding — basic and diluted	76,350,555	76,353,484
Loss per common share — basic and diluted	$(0.05)	$(0.05)
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2016 and 2015 and amounts outstanding to the Advisor and its affiliates as of March 31, 2016 and December 31, 2015 are as follows:

	Incurred For the Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,501,124	$3,441,922	$5,243	$1,169,770
Acquisition expenses(2)	—	7,145	—	—
Property management
Fees(1)	1,571,982	1,503,168	527,320	520,127
Reimbursement of onsite personnel(3)	4,564,368	4,465,296	938,321	703,791
Other fees(1)	449,317	423,386	50,370	52,237
Other operating expenses(4)	346,719	313,765	134,849	51,029
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(5)	245,033	265,434	73,064	71,133
Reimbursement of labor costs(5)	83,050	23,091	8,968	114,122
	$10,761,593	$10,443,207	$1,738,135	$2,682,209
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in building and improvements in the accompanying consolidated balance sheets.
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
March 31, 2016
(unaudited)

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
March 31, 2016
(unaudited)

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
At March 31, 2016, the Company’s allocable share of the Advisor’s overhead expenses did not exceed the 2%/25% Limitation test.
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
March 31, 2016
(unaudited)

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

9.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2016 and December 31, 2015, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director that joins the Company’s board of directors receives 5,000 of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation for their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, the Company granted

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

5,000 shares of restricted common stock to its new independent director. The Company recorded stock-based compensation expense of $12,864 and $22,884 for the three months ended March 31, 2016 and 2015, respectively.

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
March 31, 2016
(unaudited)

11.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2016 and December 31, 2015:

March 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	30	$637,110,000	0.44%	2.73%	$65,431

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	30	$637,110,000	0.43%	2.68%	$298,143
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2016 and 2015 resulted in an unrealized loss of $232,712 and $1,021,586, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate cap agreements of $65,431 and $298,143 are included in other assets, net on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On April 1, 2016, the Company paid distributions of $4,647,928, which related to distributions declared for each day in the period from March 1, 2016 through March 31, 2016. All such distributions were paid in cash.
On May 2, 2016, the Company paid distributions of $4,497,565, which related to distributions declared for each day in the period from April 1, 2016 through April 30, 2016. All such distributions were paid in cash.
Redemption
On April 29, 2016, the Company redeemed 96,215 shares of its common stock for a total redemption value of $1,000,000, or $10.39 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On May 10, 2016, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016. The distributions will be equal to $0.001958 per share of the Company’s common stock. The distributions for each record date in

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

July 2016, August 2016 and September 2016 will be paid in August 2016, September 2016 and October 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 18, 2016.
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock at an initial price of $10.00 per share (subject to certain discounts) and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $9.50 per share. On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our ongoing public offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our distribution reinvestment plan increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new offering price of $10.24 per share. On March 10, 2015, our board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015.
On December 20, 2013, we terminated our ongoing public offering. Upon termination of our public offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant.
As of March 31, 2016, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,622 apartment homes and 25,973 square feet of rentable commercial space. The purchase price of our real estate portfolio was $1,634,327,541, exclusive of closing costs and inclusive of development and construction costs of apartment homes we constructed. At March 31, 2016, our portfolio was approximately 96.6% leased.
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
Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing to live in a variety of rental housing. Our plan is to provide rental housing for these multi-generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000. We believe this creates demand for multifamily housing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of March 31, 2016, we owned the 65 multifamily properties listed below:

					Contract Purchase Price(1)	Mortgage Debt Outstanding at March 31, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,759,429	94.7%	94.7%	$908	$877
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,252,961	97.7%	95.0%	797	781
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,318,194	95.1%	94.3%	929	903
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,547,057	98.5%	98.5%	712	697
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,244,485	98.0%	95.1%	1,020	1,009
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	22,955,209	93.6%	92.2%	699	688
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,627,140	97.7%	94.9%	707	705
8	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,108,481	95.2%	95.6%	904	842
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	23,140,000	94.7%	94.7%	861	864
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,698,083	95.2%	93.8%	952	956
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,978,141	93.5%	93.9%	948	967
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,872,939	94.4%	93.5%	1,084	1,071
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,690,971	93.8%	93.8%	859	857
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,126,180	95.0%	91.5%	1,005	998
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,771,500	93.2%	97.6%	1,115	1,154
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,950,533	93.8%	92.8%	1,140	1,105
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,676,026	97.5%	97.9%	945	956
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	29	1,375,000	—	100.0%	100.0%	696	689
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	20,689,583	95.9%	95.2%	792	793
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,961,757	96.0%	93.5%	1,024	1,061
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,460,157	97.2%	95.8%	1,060	1,080

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

					Contract Purchase Price(1)	Mortgage Debt Outstanding at March 31, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	$52,500,000	$37,546,621	95.9%	95.2%	$868	$881
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	5,920,981	97.8%	100.0%	1,144	1,138
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,334,735	96.3%	95.3%	845	835
25	Valley Farms North(3)	Louisville, KY	12/28/2012	128	14,709,984	9,654,584	87.5%	74.2%	952	885
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,600,387	96.6%	97.0%	921	908
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,425,847	94.9%	94.9%	1,224	1,252
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,184,756	94.4%	91.7%	1,013	1,032
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,638,971	91.5%	95.8%	958	981
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,341,368	95.8%	97.0%	1,008	1,003
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	25,564,937	90.8%	92.5%	1,321	1,349
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	20,049,415	94.2%	92.4%	1,262	1,262
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	10,259,378	97.5%	95.4%	813	815
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,308,820	93.8%	93.8%	1,219	1,218
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,817,943	97.5%	94.6%	983	948
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,233,455	94.8%	94.8%	717	714
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,062,161	96.2%	95.4%	911	893
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,086,164	95.7%	96.6%	907	885
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,969,894	95.8%	95.4%	758	767
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	53,518,990	94.0%	94.0%	1,391	1,368
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	34,335,198	92.9%	95.2%	1,276	1,273
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,379,934	96.5%	96.0%	862	836
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	12,078,074	96.5%	96.5%	1,255	1,274
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	14,405,682	95.8%	95.0%	830	815
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,015,810	95.3%	94.0%	970	953

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

					Contract Purchase Price(1)	Mortgage Debt Outstanding at March 31, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2016	Dec 31, 2015	Mar 31, 2016	Dec 31, 2015
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	$29,000,000	$18,666,148	94.7%	96.1%	$1,149	$1,164
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	21,971,455	96.4%	97.0%	981	949
48	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	28,016,025	92.3%	92.5%	967	957
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	25,133,182	90.5%	92.9%	1,190	1,145
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	27,206,720	95.2%	90.6%	1,226	1,241
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	15,809,447	91.7%	91.7%	1,104	1,093
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,150,882	93.2%	92.0%	1,092	1,054
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,730,540	95.1%	96.1%	1,097	1,099
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,527,446	93.1%	93.5%	1,159	1,126
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,558,740	92.6%	94.8%	1,052	1,062
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	84.6%	86.9%	1,350	1,236
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,500,960	94.2%	92.5%	1,184	1,190
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	11,657,770	92.2%	91.8%	765	895
59	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	27,041,341	93.7%	90.6%	1,053	986
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	19,850,261	92.5%	92.5%	994	1,008
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,169,660	94.3%	95.3%	974	959
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	15,082,470	95.9%	91.2%	1,526	1,474
63	Richland Falls(4)	Murfreesboro, TN	5/16/2014	190	21,000,000	13,774,062	98.4%	96.8%	955	924
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	15,662,682	90.1%	89.6%	956	950
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	12,766,223	93.1%	90.6%	1,149	1,152
				16,622	$1,634,327,541	$1,111,838,945	94.5%	94.0%	$1,005	$999
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(3)
Valley Farms North was acquired by the Company on December 28, 2012, comprised of 32 apartment homes, and is entitled for an additional 224 apartment homes. During 2014, construction began on an additional 96 of the entitled 224 apartment homes at Valley Farms North. During 2015, all 96 additional apartment homes were completed and available to be leased.

(4)
Richland Falls was acquired by the Company on May 16, 2014, and included improved land zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, none of which were completed as of March 31, 2016.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our accounting policies during 2016, other than as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015, 2014 and 2013.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016.
The distributions paid during each of the last five fiscal quarters ended March 31, 2016, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided By Operating Activities
						Cash Flow From Operations	Revolving Credit Facility
			Cash	Reinvested	Total
First Quarter 2015	$13,585,679	$0.177	$13,585,602	$78	$13,585,680	$11,032,049	$2,553,631	$11,032,049
Second Quarter 2015	13,736,290	0.179	13,887,241	—	13,887,241	11,382,294	2,504,947	11,382,294
Third Quarter 2015	13,888,802	0.181	13,887,973	—	13,887,973	13,887,973	—	14,287,719
Fourth Quarter 2015	13,865,446	0.181	13,726,517	—	13,726,517	13,726,517	—	14,722,025
First Quarter 2016	13,649,330	0.178	13,669,663	—	13,669,663	11,942,765	1,726,898	11,942,765
	$68,725,547	$0.896	$68,756,996	$78	$68,757,074	$61,971,598	$6,785,476	$63,366,852
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2016, we paid aggregate distributions of $13,669,663. All such distributions were paid in cash. For the three months ended March 31, 2016, we had a net loss of $3,618,142. We had funds from operations, or FFO, for the three months ended March 31, 2016 of $13,329,126 and net cash provided by operating activities was $11,942,765. For the three months ended March 31, 2016, we funded $11,942,765 of distributions paid with net cash provided by operating activities and $1,726,898 of distributions paid with proceeds from the revolving credit facility. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2016, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.
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
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association to borrow up to $5,000,000. On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consists of a Tranche A and a Tranche B, and provides certain security for borrowings under the credit facility. The maximum amount that may be borrowed under Tranche A and Tranche B is $20,000,000 and $15,000,000, respectively. The amended and restated credit facility has a maturity date of July 17, 2016, subject to extension. As of March 31, 2016, $16,000,000 was outstanding on our revolving line of credit. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
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
Cash Flows Provided by Operating Activities
As of March 31, 2016, we owned 65 multifamily properties. During the three months ended March 31, 2016, net cash provided by operating activities was $11,942,765 compared to $11,032,049 for the three months ended March 31, 2015. The increase in net cash provided by operating activities is primarily due to the decreases in net loss, due to affiliates, net and accounts payable and accrued liabilities, partially offset by the decreases in the change in fair value of interest rate cap agreements and increase in rents and other receivables compared to the first quarter of 2015.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2016, net cash used in investing activities was $4,933,892 compared to $7,044,504 during the three months ended March 31, 2015. The decrease in net cash used in investing activities was primarily due to fewer value-enhancement and other capital improvement projects being paid during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net cash used in investing activities during the three months ended March 31, 2016 consisted of the following:

•	$5,810,659 of cash used for improvements to real estate investments; and

•	$876,767 of cash provided by restricted cash accounts related to replacement reserves.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2016, net cash used in financing activities was $2,605,207 compared to net cash used in financing activities of $8,123,023 during the three months ended March 31, 2015. The decrease in cash flows used in financing activities is due primarily to the increase in borrowings from the credit facility partially offset by decreases in proceeds from the issuance of mortgage notes payable and increases in the principal payments on mortgage notes payable and redemptions of common stock. Net cash used in financing activities during the three months ended March 31, 2016 consisted of the following:

•	$3,935,544 of principal payments on mortgage notes payable, net of proceeds of $162,086;

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	$16,000,000 from borrowings on our credit facility;

•	$1,000,000 of cash paid for the redemption of common stock; and

•	$13,669,663 of cash distributions.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of March 31, 2016, we had indebtedness totaling an aggregate principal amount of $1,127,838,945, including the net premiums and discounts on certain notes payables of $3,143,306 and the net deferred financing costs of $6,367,184. The following is a summary of our contractual obligations as of March 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$279,195,631	$29,969,630	$79,437,562	$65,378,049	$104,410,390
Principal payments on outstanding debt obligations(2)	1,131,062,823	28,684,494	137,168,025	385,450,004	579,760,300
Total	$1,410,258,454	$58,654,124	$216,605,587	$450,828,053	$684,170,690
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2016. We incurred interest of $10,072,744 during the three months ended March 31, 2016, including amortization of deferred financing costs totaling $382,044, amortization of loan premiums of $308,698, net unrealized losses from the change in fair value of interest rate cap agreements of $232,712 and capitalized interest of $25,904.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums and discounts in addition to net deferred financing costs associated with certain notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2016 and 2015. The ability to compare one period to another is affected by our value-enhancement strategy. Although the number of multifamily properties owned as of March 31, 2016 remained unchanged at 65 compared to March 31, 2015, our results of operations were impacted by the construction of an additional 96 apartment homes at one existing multifamily property during 2015 and our value-enhancement activity completed through March 31, 2016, as further discussed below.
Our results of operations for the three months ended March 31, 2016 and 2015 are not indicative of those expected in future periods. For the three months ended March 31, 2016, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015
The following table summarizes the consolidated results of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	Change $	Change %
Total revenues	$52,906,908	$51,051,301	$1,855,607	4%
Operating, maintenance and management	(13,709,810)	(12,827,151)	(882,659)	7%
Real estate taxes and insurance	(8,911,021)	(9,055,399)	144,378	(2)%
Fees to affiliates	(5,522,423)	(5,368,476)	(153,947)	3%
Depreciation and amortization	(16,947,268)	(16,154,311)	(792,957)	5%
Interest expense	(10,046,840)	(9,987,234)	(59,606)	1%
General and administrative expenses	(1,387,688)	(1,482,231)	94,543	(6)%
Acquisition costs	—	(7,145)	7,145	(100)%
Net loss	$(3,618,142)	$(3,830,646)	$212,504	(6)%

NOI(1)	$28,264,778	$27,242,197	$1,022,581	4%
FFO(2)	$13,329,126	$12,323,665	$1,005,461	8%
MFFO(2)	$13,675,445	$13,369,303	$306,142	2%
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

Net loss
For the three months ended March 31, 2016, we had a net loss of $3,618,142 compared to a net loss of $3,830,646 for the three months ended March 31, 2015. The decrease in net loss of $212,504 over the prior year period was primarily due to the increase in total revenues of $1,855,607, the decrease in real estate taxes and insurance of $144,378, the decrease in general and administrative expenses of $94,543 and the decrease in other acquisition costs of $7,145, partially offset by the increase in operating, maintenance and management expenses of $882,659, the increase in fees to affiliates of $153,947, the increase in depreciation and amortization expense of $792,957 and the increase in interest expense of $59,606. The improved operations were primarily due to the increased revenues of our property portfolio.
Total revenues
Rental income and tenant reimbursements for the three months ended March 31, 2016 were $52,906,908 compared to $51,051,301 for the three months ended March 31, 2015. The increase of $1,855,607 was primarily due to the average monthly rent increasing from $966 at March 31, 2015 to $1,005 at March 31, 2016 and the results of our value-enhancement activity. Additionally, our total units increased by 96 from 16,526 at March 31, 2015 to 16,622 at March 31, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended March 31, 2016 were $13,709,810 compared to $12,827,151 for the three months ended March 31, 2015. The increase of $882,659 was primarily due to increased repair and maintenance costs and property level general and administrative costs. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2016 were $8,911,021 compared to $9,055,399 for the three months ended March 31, 2015. The decrease of $144,378 was due to negotiating reduced assessed values on certain properties, thereby reducing the real estate tax liabilities. These amounts may increase in future periods as a result of ordinary municipal property tax increases and/or increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2016 were $5,522,423 compared to $5,368,476 for the three months ended March 31, 2015. The increase of $153,947 primarily was due to increases to the property management and investment management fees payable to our affiliated property manager and advisor for the three months ended March 31, 2016 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of increased property management fees from anticipated increases in future rental income.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2016 were $16,947,268 compared to $16,154,311 for the three months ended March 31, 2015. The increase of $792,957 was primarily due to the increase in depreciable and amortizable assets of $29,710,370 since March 31, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2016 was $10,046,840 compared to $9,987,234 for the three months ended March 31, 2015. The interest expenses were consistent, with no meaningful changes from the three months ended March 31, 2015 to the three months ended March 31, 2016. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
General and administrative expense
General and administrative expenses for the three months ended March 31, 2016 were $1,387,688 compared to $1,482,231 for the three months ended March 31, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $94,543 primarily was due to reduced audit fees for the three months March 31, 2016 compared to the three months ended March 31, 2015. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended March 31, 2016 were $0 compared to $7,145 for the three months ended March 31, 2015. There were no acquisitions of multifamily properties during the three months ended March 31, 2016 or 2015. The acquisition costs were consistent, with no meaningful changes from the three months ended March 31, 2015 to the three months ended March 31, 2016. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our public offering.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2015. As of March 31, 2016, 65 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$52,906,909	$51,043,313	$1,863,596	4%
Operating expenses	24,642,131	23,828,594	813,537	3%
Net operating income	28,264,778	27,214,719	1,050,059	4%

Non-same-store properties:
Net operating income	—	27,478	(27,478)

Total net operating income(1)	$28,264,778	$27,242,197	$1,022,581
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended March 31, 2016 was $28,264,778 compared to $27,214,719 for the three months ended March 31, 2015. The 4% increase in same-store net operating income was primarily due to the 4% increase in same-store revenues offset by the 3% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended March 31, 2016 were $52,906,909 compared to $51,043,313 for the three months ended March 31, 2015. The 4% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $966 as of March 31, 2015 to $1,005 as of March 31, 2016.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2016 were $24,642,131 compared to $23,828,594 for the three months ended March 31, 2015. The 3% increase in same-store operating expenses was primarily due to increased repairs and maintenance costs and property level general and administrative costs at the same-store properties during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(3,618,142)	$(3,830,646)
Fees to affiliates(1)	3,501,124	3,441,922
Depreciation and amortization	16,947,268	16,154,311
Interest expense	10,046,840	9,987,234
General and administrative expenses	1,387,688	1,482,231
Acquisition costs	—	7,145
Net operating income	$28,264,778	$27,242,197
________________

(1)
Fees to affiliates for the three months ended March 31, 2016 and 2015 excludes property management fees of $1,571,982 and $1,503,168 and other fees of $449,317 and $423,386, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
Reconciliation of net loss to MFFO:	2016	2015
Net loss	$(3,618,142)	$(3,830,646)
Depreciation of real estate assets	16,908,976	15,905,614
Amortization of lease-related costs	38,292	248,697
FFO	13,329,126	12,323,665
Acquisition fees and expenses(1)(2)	—	7,145
Unrealized loss on derivative instruments	232,712	1,021,586
Change in value of restricted common stock to Advisor	113,607	16,907
MFFO	$13,675,445	$13,369,303
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

(2)
Acquisition fees and expenses for the three months ended March 31, 2016 and 2015 includes acquisition expenses of $0 and $7,145, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations. No acquisition fees were incurred for the three months ended March 31, 2016 and 2015.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2016, the fair value of our fixed rate debt was $477,601,666 and the carrying value of our fixed rate debt was $476,334,866. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2016, the fair value of our variable rate debt was $668,400,299 and the carrying value of our variable rate debt was $651,504,079. Based on interest rates as of March 31, 2016, if interest rates are 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $6,537,782 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $2,852,527.
At March 31, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.32% and 2.76%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.42% at March 31, 2016. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2016, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for

PART I — FINANCIAL INFORMATION (continued)

each of our interest rate cap agreements as of March 31, 2016 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed(2)	Average Price Paid per Share(3)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	95,406	99,243	$10.08	(4)
February 2016	45,778	—	—	(4)
March 2016	206,328	—	—	(4)
	347,512	99,243
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On April 29, 2016, we redeemed 96,215 shares of our common stock for a total redemption value of $1,000,000, or $10.39 per share, pursuant to our share repurchase program.

(2)	We are not obligated to repurchase shares under the share repurchase program.

(3)	Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:
•92.5% of the estimated value per share for stockholders who have held their shares for at least one year;
•95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and
•100.0% of the estimated value per share for stockholders who have held their shares for at least four years;
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

Steadfast Income REIT, Inc.
Date:	May 12, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 12, 2016	By:	/s/ Kevin J. Keating
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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