Form 10-Q
period 2016-06-30
Steadfast Income REIT, Inc.
filed 2016-08-11
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2016, there were 76,385,253 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,498,605,615	1,487,961,762
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	4,869,498	2,192,635
Total real estate, cost	1,680,221,798	1,666,901,082
Less accumulated depreciation and amortization	(197,497,998)	(163,445,987)
Total real estate, net	1,482,723,800	1,503,455,095
Cash and cash equivalents	80,800,943	32,076,582
Restricted cash	22,756,133	27,700,811
Rents and other receivables	3,320,821	2,742,011
Other assets, net	2,655,208	4,328,851
Total assets	$1,592,256,905	$1,570,303,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$35,471,070	$40,752,458
Mortgage notes payable, net	1,183,354,251	1,115,752,899
Distributions payable	4,492,374	4,668,261
Due to affiliates	3,275,462	2,682,209
Total liabilities	1,226,593,157	1,163,855,827
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,479,044 and 76,674,502 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	764,791	766,745
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	675,823,217	677,624,840
Cumulative distributions and net losses	(310,924,270)	(271,944,072)
Total stockholders’ equity	365,663,748	406,447,523
Total liabilities and stockholders’ equity	$1,592,256,905	$1,570,303,350
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$47,932,721	$46,388,918	$95,103,356	$91,921,505
Tenant reimbursements and other	6,089,902	5,854,884	11,826,176	11,373,597
Total revenues	54,022,623	52,243,802	106,929,532	103,295,102
Expenses:
Operating, maintenance and management	13,903,048	12,766,597	27,612,858	25,593,749
Real estate taxes and insurance	10,048,699	9,730,344	18,959,719	18,785,743
Fees to affiliates	7,362,697	5,413,367	12,885,120	10,781,843
Depreciation and amortization	17,216,777	16,182,016	34,164,045	32,336,326
Interest expense	10,140,476	9,520,362	20,187,315	19,507,596
Loss on debt extinguishment	1,189,044	—	1,189,044	—
General and administrative expenses	2,201,102	1,535,545	3,588,789	3,017,775
Acquisition costs	—	—	—	7,145
Total expenses	62,061,843	55,148,231	118,586,890	110,030,177
Net loss	$(8,039,220)	$(2,904,429)	$(11,657,358)	$(6,735,075)
Loss per common share — basic and diluted	$(0.11)	$(0.04)	$(0.15)	$(0.09)
Weighted average number of common shares outstanding — basic and diluted	76,252,947	76,353,485	76,301,454	76,353,485
Distributions declared per common share	$0.178	$0.179	$0.356	$0.356
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED JUNE 30, 2016 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	76,858,483	$768,585	1,000	$10	$680,138,132	$(203,843,497)	$477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Repurchase of common stock	(197,989)	(1,980)	—	—	(1,998,020)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(55,076,217)	(55,076,217)
Amortization of stock-based compensation	—	—	—	—	184,350	—	184,350
Change in value of restricted common stock to Advisor	—	—	—	—	300,440	—	300,440
Net loss for the year ended December 31, 2015	—	—	—	—	—	(13,024,358)	(13,024,358)
BALANCE, December 31, 2015	76,674,502	766,745	1,000	10	677,624,840	(271,944,072)	406,447,523
Repurchase of common stock	(195,458)	(1,954)	—	—	(1,998,046)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(27,322,840)	(27,322,840)
Amortization of stock-based compensation	—	—	—	—	25,728	—	25,728
Change in value of restricted common stock to Advisor	—	—	—	—	170,695	—	170,695
Net loss for the six months ended June 30, 2016	—	—	—	—	—	(11,657,358)	(11,657,358)
BALANCE, June 30, 2016	76,479,044	$764,791	1,000	$10	$675,823,217	$(310,924,270)	$365,663,748
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(11,657,358)	$(6,735,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,164,045	32,336,326
Amortization of deferred financing costs	777,466	732,127
Amortization of stock-based compensation	25,728	45,767
Change in value of restricted common stock to Advisor	170,695	22,140
Amortization of loan premiums and discounts, net	(617,396)	(617,396)
Change in fair value of interest rate cap agreements	445,272	1,368,174
Loss on debt extinguishment	997,244	—
Proceeds from insurance claims	(119,930)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	3,864,702	2,679,940
Rents and other receivables	(578,810)	(360,449)
Other assets	1,374,188	2,533,858
Accounts payable and accrued liabilities	(6,054,005)	(7,880,221)
Due to affiliates	658,873	(1,710,848)
Net cash provided by operating activities	23,450,714	22,414,343
Cash Flows from Investing Activities:
Additions to real estate investments	(12,725,753)	(14,963,833)
Restricted cash for investing activities	1,079,976	(124,438)
Purchase of interest rate cap agreements	(259,000)	(65,250)
Proceeds from insurance claims	119,930	—
Net cash used in investing activities	(11,784,847)	(15,153,521)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	360,616,609	23,889,258
Principal payments on mortgage notes payable	(291,459,917)	(6,909,735)
Borrowings from credit facility	16,000,000	6,000,000
Principal payments on credit facility	(16,000,000)	—
Payment of deferred financing costs	(2,599,471)	(271,380)
Distributions to common stockholders	(27,498,727)	(27,472,843)
Repurchase of common stock	(2,000,000)	—
Net cash provided by (used in) financing activities	37,058,494	(4,764,700)
Net increase in cash and cash equivalents	48,724,361	2,496,122
Cash and cash equivalents, beginning of period	32,076,582	29,529,312
Cash and cash equivalents, end of period	$80,800,943	$32,025,434

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $66,367 and $100,675 for the six months ended June 30, 2016 and 2015, respectively	$20,144,647	$18,084,480
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$78
Increase in accounts payable and accrued liabilities from additions to real estate investments	$772,617	$557,484
Decrease in due to affiliates from additions to real estate investments	$(65,620)	$—

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepted subscriptions for shares of its common stock in the Public Offering (as defined below), the Company transferred substantially all of the net offering proceeds to the Operating Partnership in exchange for limited partnership interests, and the Company’s percentage ownership in the Operating Partnership increased proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
As of June 30, 2016, the Company owned 65 multifamily properties comprising a total of 16,647 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
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
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock as of March 31, 2012, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Company’s common stock from $0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the $10.24 per share offering price.
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
On March 10, 2015, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014. On February 25, 2016, the Company’s board of directors again determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2016. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provide marketing, investor relations and other administrative services on the Company’s behalf.
The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring real properties, the Operating Partnership may pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.
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
June 30, 2016
(unaudited)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs. As a result, net deferred financing costs of $6,697,472 related to mortgage notes payable as of December 31, 2015, were reclassified from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
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
June 30, 2016
(unaudited)

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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$111,871	$—

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$298,143	$—

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, distributions payable, due to affiliates and mortgage notes payable.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2016 and December 31, 2015, the fair value of the mortgage notes payable was $1,210,522,043 and $1,118,126,231, respectively, compared to the carrying value of $1,183,354,251 and $1,115,752,899, respectively. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and the three months ended March 31, 2016. Distributions were based on daily record dates and calculated at a rate of $0.001958 per share per day during the three months ended June 30, 2016. Each day during the six months ended June 30, 2016 and 2015 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2016, the Company declared distributions of $0.178 and $0.356 per common share, respectively. During the three and six months ended June 30, 2015, the Company declared distributions of $0.179 and $0.356 per common share, respectively.
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
June 30, 2016
(unaudited)

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company reclassified net debt issuance costs of $7,635,416 and $6,697,472 as of June 30, 2016 and December 31, 2015, respectively, related to mortgage notes payable from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
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
June 30, 2016
(unaudited)

initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
3. Real Estate
As of June 30, 2016, the Company owned 65 multifamily properties, encompassing in the aggregate 16,647 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,636,568,752, exclusive of closing costs. As of June 30, 2016 and December 31, 2015, the Company’s portfolio was approximately 94.9% and 94.0% occupied and the average monthly rent was $1,014 and $999, respectively.
As of June 30, 2016 and December 31, 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,498,605,615	$2,644,263	$4,869,498	$1,680,221,798
Less: Accumulated depreciation and amortization	—	(197,028,551)	(469,447)	—	(197,497,998)
Net investments in real estate and related lease intangibles	$174,102,422	$1,301,577,064	$2,174,816	$4,869,498	$1,482,723,800

	December 31, 2015
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,487,961,762	$2,644,263	$2,192,635	$1,666,901,082
Less: Accumulated depreciation and amortization	—	(163,053,124)	(392,863)	—	(163,445,987)
Net investments in real estate and related lease intangibles	$174,102,422	$1,324,908,638	$2,251,400	$2,192,635	$1,503,455,095
Depreciation and amortization expenses were $17,216,777 and $34,164,045 for the three and six months ended June 30, 2016, and $16,182,016 and $32,336,326 for the three and six months ended June 30, 2015, respectively.
Depreciation of the Company’s buildings and improvements were $17,178,485 and $34,087,461 for the three and six months ended June 30, 2016, and $16,138,343 and $32,043,956 for the three and six months ended June 30, 2015, respectively.
No amortization of tenant origination and absorption costs were recorded for the three and six months ended June 30, 2016. Amortization of the Company’s tenant origination and absorption costs was $5,381 and $215,786 for the three and six months ended June 30, 2015, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $38,292 and $76,584 for the three and six months ended June 30, 2016, and $38,292 and $76,584 for the three and six months ended June 30, 2015, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The future amortization of the Company’s acquired other intangible assets as of June 30, 2016 and thereafter is as follows:

July 1 through December 31, 2016	$76,584
2017	153,168
2018	153,168
2019	153,168
2020	153,168
Thereafter	1,485,560
$2,174,816
Operating Leases
As of June 30, 2016, the Company’s real estate portfolio comprised 16,647 apartment homes and was 97.8% leased by a diverse group of residents. For each of the three and six months ended June 30, 2016 and 2015, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 2.92 to 3.34 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,992,950 and $4,672,961 as of June 30, 2016 and December 31, 2015, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2016 and thereafter is as follows:

July 1 through December 31, 2016	$92,906
2017	187,120
2018	189,136
2019	108,760
$577,922
As of June 30, 2016 and December 31, 2015, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

4. Other Assets, Net
As of June 30, 2016 and December 31, 2015, other assets, net of accumulated amortization, consisted of:

	June 30, 2016	December 31, 2015
Deferred financing costs of revolving credit facility	$—	$660,585
Less: accumulated amortization	—	(547,402)
	—	113,183
Prepaid expenses	827,617	2,648,238
Interest rate cap agreements (Note 11)	111,871	298,143
Deposits	1,715,720	1,269,287
	$2,655,208	$4,328,851
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2016 and December 31, 2015:

	June 30, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$473,390,797
Mortgage notes payable - variable(1)	30	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.63%	1-Mo LIBOR + 2.65%	2.74%	714,764,262
Total mortgage notes payable, gross	67				3.37%	1,188,155,059
Premium/discount, net(2)						2,834,608
Deferred financing costs, net(3)						(7,635,416)
Total mortgage notes payable, net						$1,183,354,251

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

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
_____________________________

(1)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)
The following table summarizes the debt premiums and discounts as of June 30, 2016, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of June 30, 2016	Amortization of Net Debt Premium During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
$2,834,608	$308,698	$308,698	$617,396	$617,396

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Deferred financing costs	$11,257,767	$10,140,097
Less: accumulated amortization	(3,622,351)	(3,442,625)
Deferred financing costs, net	$7,635,416	$6,697,472
Revolving Credit Facility
The Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC Bank”) to borrow up to $20,000,000. On July 18, 2014, the Company and PNC Bank amended the revolving credit facility to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and provided certain security for borrowings under the credit facility. The maximum amount that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

For each advance under the amended and restated credit facility, the Company had the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which was a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%.
No amounts were outstanding under the credit facility as of June 30, 2016 or December 31, 2015. The amended and restated credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, the Company repaid all outstanding amounts due and terminated the amended and restated credit facility.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2016:

		Remainder of 2016	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt obligations(1)	$1,188,155,059	$6,378,379	$49,739,478	$79,829,639	$92,743,110	$153,376,499	$806,087,954
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

For the three and six months ended June 30, 2016, the Company incurred interest of $10,180,939 and $20,253,682, respectively. Interest expense for the three and six months ended June 30, 2016 includes amortization of deferred financing costs of $395,421 and $777,466, amortization of loan premiums and discounts of $308,698 and $617,396, net unrealized loss from the change in fair value of interest rate cap agreements of $212,559 and $445,272 and capitalized interest of $40,463 and $66,367, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
For the three and six months ended June 30, 2015, the Company incurred interest of $9,582,276 and $19,608,271, respectively. Interest expense for the three and six months ended June 30, 2015 includes amortization of deferred financing costs of $368,150 and $732,127, amortization of loan premiums of $308,698 and $617,396, net unrealized loss from the change in fair value of interest rate cap agreements of $346,588 and $1,368,174 and capitalized interest of $61,914 and $100,675, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $2,370,248 and $2,932,922 was payable as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
Refinancing Transactions
On June 29 and June 30, 2016, 14 wholly-owned subsidiaries of the Company (each a “Borrower” and collectively the “Borrowers”) terminated the existing mortgage loan with its lender for an aggregate principal amount of $283,313,677 and entered into a new loan agreement (each a “Loan Agreement”) with, as applicable, PNC Bank and Berkeley Point Capital LLC (“Berkeley” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $358,002,000 (the “Refinancing Transactions”). Each Borrower entered into a Loan Agreement with the applicable Lender pursuant to the Freddie Mac Capital Markets Execution Program (the “CME”), as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Each Loan Agreement provides for a term loan (each a “Loan” and, collectively the “Loans”) with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with the Loan terms. Each Loan accrues interest at one-month LIBOR plus 2.31%. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the maturity date. Interest and principal payments on the Loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014. As of June 30, 2016, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees.
The issuance and vesting activity for the six months ended June 30, 2016 and for the years ended December 31, 2015 and 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	For the Six Months Ended June 30, 2016	For the Years Ended December 31,
		2015	2014
Nonvested shares at the beginning of the period	11,250	16,875	18,750
Granted shares	—	14,000	10,000
Vested shares	—	(19,625)	(11,875)
Nonvested shares at the end of the period	11,250	11,250	16,875

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the six months ended June 30, 2016 and for the years ended December 31, 2015 and 2014 is as follows:

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
Included in general and administrative expenses is $12,864 and $25,728 for the three and six months ended June 30, 2016 and $22,883 and $45,767 for the three and six months ended June 30, 2015, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.36 years as of June 30, 2016. As of June 30, 2016, the compensation expense related to the issuance of the restricted common stock not vested was $69,870.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of unvested restricted stock was $2,792,969 as of June 30, 2016. As of June 30, 2016, 244,141 shares were vested. The fair value of the vested common stock and unvested restricted common stock as of June 30, 2016 and December 31, 2015 of $5,585,938 and $5,493,164, respectively, are recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $57,088 and $170,695 for the three and six months ended June 30, 2016 and $5,233 and $22,140 for the three and six months ended June 30, 2015, respectively, for the change in value of restricted common stock issued to the Advisor.
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
June 30, 2016
(unaudited)

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2016 and December 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.
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
June 30, 2016
(unaudited)

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

(2)
For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share of the Company as determined by the Company’s board of directors.

(3)	The required one-year holding period does not apply to repurchases requested within two years after the death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase program will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter during which the share repurchase program is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase program, effective November 20, 2014. On May 12, 2015, the Company’s board of directors elected to reinstate the share repurchase program, effective July 1, 2015.
During the three and six months ended June 30, 2016, the Company repurchased a total of 96,215 and 195,458 shares with a total repurchase value of $1,000,000 and $2,000,000, respectively, and received net requests for the repurchase of 266,949 and 614,461 shares with a total net repurchase value of $2,926,762 and $6,690,074, respectively. No amounts were requested or repurchased during the three and six months ended June 30, 2015.
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
June 30, 2016
(unaudited)

repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds are available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. In addition to the above limitation, effective July 1, 2015, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of June 30, 2016, the Company has recognized redemptions payable of $1,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the Company’s stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase program.
Pursuant to the share repurchase program, for the three and six months ended June 30, 2016, the Company reclassified $0 and $0, net of $1,000,000 and $2,000,000 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2015, the Company reclassified $0 and $0, net of $0 and $0 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions Declared
Distributions declared (1) accrue daily to stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001958 per share per day, which if paid each day over a 366-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock.
Distributions declared for the three and six months ended June 30, 2016 were $13,673,510 and $27,322,840, all of which were payable in cash.
Distributions declared for the three and six months ended June 30, 2015 were $13,736,290 and $27,321,969, including $0 and $78, or 0 and 8 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2016 and December 31, 2015, $4,492,374 and $4,668,261 in distributions declared were payable, none of which were reinvested pursuant to the DRP.
Distributions Paid
For the three and six months ended June 30, 2016, the Company paid total distributions of $13,829,064 and $27,498,727, which related to distributions declared for each day in the period from March 1, 2016 through May 31, 2016 and December 1, 2015 through May 31, 2016, respectively. All distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

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
7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to the Company	$(8,039,220)	$(2,904,429)	$(11,657,358)	$(6,735,075)
Less: dividends declared on participating securities	45,505	90,284	91,010	179,575
Net loss attributable to common stockholders	(8,084,725)	(2,994,713)	(11,748,368)	(6,914,650)
Weighted average common shares outstanding — basic and diluted	76,252,947	76,353,485	76,301,454	76,353,485
Loss per common share — basic and diluted	$(0.11)	$(0.04)	$(0.15)	$(0.09)
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2016 and 2015 and amounts outstanding to the Advisor and its affiliates as of June 30, 2016 and December 31, 2015 are as follows:

	Incurred (Received) For the		Incurred (Received) For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable (Prepaid) as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,511,165	$3,454,795	$7,012,289	$6,896,717	$7,699	$1,169,770
Acquisition fees(1)	960	—	960	—	960	—
Acquisition expenses(2)	—	—	—	7,145	—	—
Property management
Fees(1)	1,600,657	1,547,586	3,172,639	3,050,754	535,863	520,127
Reimbursement of onsite personnel(3)	4,601,433	4,609,838	9,165,801	9,075,134	698,301	703,791
Other fees(1)	459,905	410,986	909,222	834,372	50,832	52,237
Other operating expenses(4)	323,886	440,022	670,605	753,787	72,162	51,029
Refinancing fee(1)	1,790,010	—	1,790,010	—	1,790,010	—
Insurance proceeds(5)	(100,000)	—	(100,000)	—	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(6)	270,357	307,328	515,390	572,762	94,845	71,133
Reimbursement of labor costs(6)	98,832	27,470	181,882	50,561	24,790	114,122
Prepaid insurance(7)	37,244	—	74,489	—	—	(74,489)
Deferred financing costs(8)	55,207	—	55,207	—	—	—
	$12,649,656	$10,798,025	$23,448,494	$21,241,232	$3,275,462	$2,607,720
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(6)	Included in building and improvements in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

(7)
Included in other assets, net in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid is included in operating, maintenance and management in the accompanying consolidated statements of operations.

(8)	Included in mortgage notes payable, net in the accompanying consolidated balance sheets.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.50% to 3.75% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time without cause or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 5.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement has a term equal to the planned renovation timeline unless either party gives a 30-day prior notice of its desire to terminate the Construction Management Agreement. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company may also reimburse the Construction Manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations at its properties.
Insurance
The Company pays an affiliate of the Sponsor for a self-administered insurance policy that allocates the cost of the third-party insurance deductible across all multifamily properties of the Company and other affiliated entities. Each multifamily property pays an upfront premium for the policy year. Upon filing a claim, insurance proceeds may be received from an affiliate of the Sponsor.
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
June 30, 2016
(unaudited)

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
At June 30, 2016, the Company’s allocable share of the Advisor’s overhead expenses did not exceed the 2%/25% Limitation test.
Disposition Fee
The Company will pay the Advisor a disposition fee in connection with a sale of a property or real estate-related asset and in the event of the sale of the entire Company, in either case when the Advisor or its affiliates provides a substantial amount of services as determined by a majority of the Company’s independent directors. With respect to a sale of a property or real estate-related asset, the Company will pay the Advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a final liquidity event, the Company will pay the Advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price.
Refinancing Fee
The Company pays the Advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of the Company’s existing mortgage loans. The Advisor earned $1,790,010 in refinancing fees in connection with the Refinancing Transactions.
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
June 30, 2016
(unaudited)

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
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2016 and December 31, 2015, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director that joins the Company’s board of directors receives 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation for their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, the Company granted 5,000 shares of restricted common stock to its new independent director, Don B. Saulic. The Company recorded stock-based compensation expense of $12,864 and $25,728 for the three and six months ended June 30, 2016 and $22,883 and $45,767 for the three and six months ended June 30, 2015, respectively.
10. Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2016 and December 31, 2015:

June 30, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	44	$995,112,000	0.47%	2.68%	$111,871

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	30	$637,110,000	0.43%	2.68%	$298,143
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2016 resulted in an unrealized loss of $212,559 and $445,272, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

and six months ended June 30, 2016, the Company acquired interest rate cap agreements of $259,000, and during the three and six months ended June 30, 2015, the Company acquired interest rate cap agreements of $65,250. The fair value of the interest rate cap agreements of $111,871 and $298,143 as of June 30, 2016 and December 31, 2015, respectively, are included in other assets, net on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On July 1, 2016, the Company paid distributions of $4,492,374, which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016. All such distributions were paid in cash.
On August 1, 2016, the Company paid distributions of $4,642,138, which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016. All such distributions were paid in cash.
Shares Repurchased
On July 29, 2016, the Company repurchased 93,939 shares of its common stock for a total repurchase value of $1,000,000, or $10.65 per share, pursuant to the Company’s share repurchase program.
Refinancings
On July 29, 2016, nine indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loan with its lender for an aggregate principal amount of $200,262,346 and entered into a new Credit Agreement (the “Credit Agreement”) with PNC Bank for an aggregate principal amount of $235,124,750. The credit facility has a maturity date of August 1, 2021, subject to extension, and accrues interest at the one-month LIBOR plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%. The Credit Agreement may be increased up to $350,000,000, in accordance with the terms of the Credit Agreement. The Advisor earned a refinancing fee of $1,175,624 in connection with the refinancings. In connection with the prepayment and termination of the existing mortgages, the Company paid $1,469,766 in the aggregate in prepayment penalties.
Distributions Declared
On August 9, 2016, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2016 and ending on December 31, 2016. The distributions will be equal to $0.001958 per share of the Company’s common stock. The distributions for each record date in October 2016, November 2016 and December 2016 will be paid in November 2016, December 2016 and January 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Share Repurchase Program
On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program each quarter from $1,000,000 to $2,000,000, effective on the October 2016 repurchase date. Additionally, the board of directors amended the share repurchase program to provide that the deadline for shareholders to withdraw a repurchase request under the share repurchase program is three business days prior to the end of the fiscal quarter. The share repurchase program previously provided that shareholders could withdraw a repurchase request up to three business days prior to the repurchase date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Restricted Stock grant
On August 9, 2016, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meetings of stockholders.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully dispose of real estate on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, tenant vacancies, potential liability relating to environmental matters and liquidity of real estate investments;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•
the fact we pay fees and expenses to our Advisor and its affiliates that were not negotiated on an arm’s length basis and the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to GAAP.
Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Quarterly Report is filed with the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, the inclusion of such forward-looking statements should not be

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 18, 2016.
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
On July 19, 2010, we commenced our Public Offering of up to a maximum of 150,000,000 shares of common stock at an initial price of $10.00 per share (subject to certain discounts) and up to 15,789,474 shares of common stock pursuant to our DRP at an initial price of $9.50 per share. On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our Public Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the $10.24 per share offering price. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015.
On December 20, 2013, we terminated our Public Offering. Upon termination of our Public Offering, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our DRP for gross offering proceeds of $15,397,232. Following the termination of our Public Offering, we continued to offer shares of our common stock pursuant to our DRP until our board of directors determined to suspend our DRP effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate the DRP and change the price at which we offer shares of common stock to our stockholders pursuant to the DRP to reflect future changes in our estimated value per share and other factors that our board of directors deems relevant.
As of June 30, 2016, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,647 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes we constructed, was $1,636,568,752, exclusive of closing costs. At June 30, 2016, our portfolio was approximately 97.8% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership. The initial limited partner of our Operating Partnership is our Advisor. The Partnership Agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating real properties, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of June 30, 2016, we owned the 65 multifamily properties listed below:

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at June 30, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,734,894	96.0%	94.7%	$919	$877
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,214,926	94.1%	95.0%	811	781
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,287,590	95.9%	94.3%	886	903
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,520,251	97.0%	98.5%	714	697
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,219,337	96.1%	95.1%	1,035	1,009
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	22,853,814	95.5%	92.2%	717	688
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,588,721	94.9%	94.9%	744	705
8	Spring Creek Edmond Apartments	Edmond, OK	3/9/2012	252	19,350,000	13,025,291	93.3%	95.6%	878	842
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	23,018,926	95.8%	94.7%	873	864
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,591,276	96.7%	93.8%	963	956
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,898,118	95.6%	93.9%	970	967
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,788,872	97.4%	93.5%	1,091	1,071
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,655,046	95.6%	93.8%	860	857
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,063,645	94.0%	91.5%	1,022	998
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,777,895	94.0%	97.6%	1,086	1,154
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,871,694	94.2%	92.8%	1,184	1,105
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,611,533	95.4%	97.9%	953	956
18	Renaissance at St. Andrews Condominiums(3)	Louisville, KY	10/31/2012	30	1,423,000	—	90.0%	100.0%	735	689
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	20,599,878	95.9%	95.2%	806	793
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,902,180	96.5%	93.5%	1,096	1,061
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,388,001	95.4%	95.8%	1,059	1,080
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	37,377,941	95.9%	95.2%	899	881

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at June 30, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$5,894,045	97.8%	100.0%	$1,181	$1,138
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,240,890	96.0%	95.3%	843	835
25	Valley Farms North(4)	Louisville, KY	12/28/2012	128	14,607,032	9,720,000	93.0%	74.2%	1,002	885
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,534,107	96.3%	97.0%	934	908
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,367,426	96.8%	94.9%	1,213	1,252
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	24,084,271	94.4%	91.7%	1,017	1,032
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,599,122	92.4%	95.8%	950	981
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	16,266,798	96.2%	97.0%	1,049	1,003
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	25,385,824	94.9%	92.5%	1,311	1,349
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	19,955,575	94.6%	92.4%	1,306	1,262
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	13,863,307	96.3%	95.4%	832	815
34	Rosemont Olmos Park Apartments	San Antonio, TX	5/31/2013	144	22,050,000	14,244,186	95.8%	93.8%	1,262	1,218
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,774,160	95.0%	94.6%	966	948
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,174,833	97.0%	94.8%	718	714
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,032,262	96.9%	95.4%	915	893
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	16,008,973	97.7%	96.6%	932	885
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,920,021	97.3%	95.4%	844	767
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	53,234,101	92.0%	94.0%	1,386	1,368
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,572,796	94.1%	95.2%	1,261	1,273
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,300,782	96.0%	96.0%	877	836
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	15,948,252	96.5%	96.5%	1,274	1,274
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,055,884	95.8%	95.0%	832	815
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,021,096	97.3%	94.0%	978	953
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	28,072,450	95.6%	96.1%	1,169	1,164

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at June 30, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	$30,900,000	$27,126,150	95.2%	97.0%	$983	$949
48	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,179,060	91.5%	92.5%	952	957
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,110,738	93.5%	92.9%	1,154	1,145
50	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,240,284	96.4%	90.6%	1,245	1,241
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,237,535	92.1%	91.7%	1,105	1,093
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	22,073,711	96.6%	92.0%	1,116	1,054
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	22,651,003	94.4%	96.1%	1,101	1,099
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	17,466,599	96.6%	93.5%	1,151	1,126
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,581,986	91.9%	94.8%	1,017	1,062
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	87.3%	86.9%	1,316	1,236
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,460,241	95.4%	92.5%	1,170	1,190
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	11,611,276	89.5%	91.8%	844	895
59	Mallard Crossing Apartments	Cincinnati, OH	12/27/2013	350	39,800,000	33,469,332	97.1%	90.6%	1,054	986
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	23,023,546	95.2%	92.5%	1,024	1,008
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,176,563	95.3%	95.3%	954	959
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,222,532	98.0%	91.2%	1,486	1,474
63	Richland Falls(5)	Murfreesboro, TN	5/16/2014	214	23,296,163	16,166,850	95.4%	96.8%	917	924
64	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	15,665,159	96.8%	89.6%	962	950
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	15,630,696	92.5%	90.6%	1,169	1,152
				16,647	$1,636,568,752	$1,183,354,251	94.9%	94.0%	$1,014	$999
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Renaissance at St. Andrews Condominiums, initially comprised of 29 apartment homes, was acquired by us on October 31, 2012. On May 20, 2016, we acquired one additional unit at the Renaissance at St. Andrews Condominiums community for a purchase price of $48,000.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)
Valley Farms North, initially comprised of 32 apartment homes and entitled for an additional 224 apartment homes, was acquired by us on December 28, 2012. During 2014, construction began on an additional 96 of the entitled 224 apartment homes at Valley Farms North. During 2015, all 96 additional apartment homes were completed and available to be leased.

(5)
Richland Falls was acquired by us on May 16, 2014, and included improved land zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, 24 of which were completed as of June 30, 2016.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our accounting policies during 2016, other than as discussed in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015, 2014 and 2013.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016 and at a rate of $0.001958 per share per day during the three months ended June 30, 2016.
The distributions paid during each of the last five fiscal quarters ended June 30, 2016 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash Provided By Operating Activities
				Cash Flow From Operations	Revolving Credit Facility

Second Quarter 2015	$13,736,290	$0.179	$13,887,241	$11,382,294	$2,504,947	$11,382,294
Third Quarter 2015	13,888,802	0.181	13,887,973	13,887,973	—	14,287,719
Fourth Quarter 2015	13,865,446	0.181	13,726,517	13,726,517	—	14,722,025
First Quarter 2016	13,649,330	0.178	13,669,663	11,942,765	1,726,898	11,942,765
Second Quarter 2016	13,673,510	0.178	13,829,064	11,507,949	2,321,115	11,507,949
	$68,813,378	$0.897	$69,000,458	$62,447,498	$6,552,960	$63,842,752
________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016 and at a rate of $0.001958 per share per day during the three months ended June 30, 2016.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and six months ended June 30, 2016, we paid aggregate distributions of $13,829,064 and $27,498,727. All such distributions were paid in cash. For the three and six months ended June 30, 2016, our net loss was $8,039,220 and $11,657,358, we had funds from operations (“FFO”), of $9,177,557 and $22,506,687 and net cash provided by operations of $11,507,949 and $23,450,714, respectively. For the three and six months ended June 30, 2016, we funded $11,507,949 and $23,450,714 of distributions paid with net cash provided by operating activities and with proceeds from our revolving credit facility of $2,321,115 and $4,048,013, respectively. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2016, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We have used, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our Public Offering, our overall borrowings were approximately 65% of the cost of our investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2016, our borrowings were not in excess of 300% of the value of our net assets.
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
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may also utilize proceeds from the sale of our properties. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into a revolving credit facility with PNC Bank to borrow up to $5,000,000. On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and provided certain security for borrowings under the credit facility. The maximum amount that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively. The amended and restated credit facility had a maturity date of July 17, 2016, subject to extension.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On June 30, 2016, we repaid all outstanding amounts due and terminated the amended and restated credit facility. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Cash Flows Provided by Operating Activities
As of June 30, 2016, we owned 65 multifamily properties. During the six months ended June 30, 2016, net cash provided by operating activities was $23,450,714 compared to net cash provided by operating activities of $22,414,343 for the six months ended June 30, 2015. The increase in net cash provided by operating activities is primarily due to improved operations at our portfolio of properties, partially offset by increased interest payments and certain costs paid in connection with the Refinancing Transactions. Additionally, cash flows provided by operating activities varies due to timing of payments of operating expenses.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2016, net cash used in investing activities was $11,784,847 compared to net cash used in investing activities of $15,153,521 during the six months ended June 30, 2015. The decrease in net cash used in investing activities was primarily due to fewer value-enhancement and other capital improvement projects being paid during the six months ended June 30, 2016, compared to the six months ended June 30, 2015 and an increase of $1,204,414 of cash provided by restricted cash accounts during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2016 consisted of the following:

•	$12,725,753 of cash used for improvements to real estate investments;

•	$1,079,976 of cash provided by restricted cash accounts related to replacement reserves;

•	$259,000 of cash used to purchase interest rate cap agreements; and

•	$119,930 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2016, net cash provided by financing activities was $37,058,494 compared to net cash used in financing activities of $4,764,700 during the six months ended June 30, 2015. The increase in cash flow from financing activities is due primarily to the increase in proceeds from mortgage notes payable in connection with the Refinancing Transactions, net of principal payments on mortgage notes payable, partially offset by increases to payments of deferred financing costs, redemptions of common stock and net payments on our credit facility. Net cash used in financing activities during the six months ended June 30, 2016 consisted of the following:

•
$66,557,221 provided by proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $2,599,471 and principal payments of $291,459,917, each primarily in connection with the Refinancing Transactions;

•	$27,498,727 of cash distributions; and

•	$2,000,000 of cash paid for the redemption of common stock.
Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our Public Offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next Quarterly Report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our Advisor or its affiliates. We expect to make payments to our Advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets, the management of the development or improvement of our assets and costs incurred by our Advisor in providing services to us.
As of June 30, 2016, we had indebtedness totaling an aggregate principal amount of $1,183,354,251, including the net premiums and discounts on certain notes payable of $2,834,608 and the net deferred financing costs of $7,635,416. The following is a summary of our contractual obligations as of June 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$295,870,939	$19,947,354	$81,440,234	$68,430,898	$126,052,453
Principal payments on outstanding debt obligations(2)	1,188,155,059	6,378,379	129,569,117	246,119,609	806,087,954
Total	$1,484,025,998	$26,325,733	$211,009,351	$314,550,507	$932,140,407
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2016. We incurred interest of $10,180,939 and $20,253,682 during the three and six months ended June 30, 2016, including amortization of deferred financing costs totaling $395,421 and $777,466, amortization of loan premiums and discounts of $308,698 and $617,396, net unrealized losses from the change in fair value of interest rate cap agreements of $212,559 and $445,272 and capitalized interest of $40,463 and $66,367, respectively.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2016 and 2015. The ability to compare one period to another is significantly affected by our value-enhancement strategy and the construction of additional apartment homes. Although the number of multifamily properties owned as of June 30, 2016 compared to June 30, 2015 remained unchanged at 65, our results of operations were impacted by the construction of an additional 16 apartment homes at one existing multifamily property during the six months ended June 30, 2015, the construction of an additional 104 apartment homes at two existing multifamily properties after June 30, 2015 and our value-enhancement activity completed through June 30, 2016, as further discussed below.
Our results of operations for the three and six months ended June 30, 2016 are not indicative of those expected in future periods. For the three and six months ended June 30, 2016, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases, anticipated value-enhancement projects and construction of additional apartment homes.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income (“NOI”). For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2016 and 2015
The following table summarizes the consolidated results of operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	Change $	Change %
Total revenues	$54,022,623	$52,243,802	$1,778,821	3%
Operating, maintenance and management	(13,903,048)	(12,766,597)	(1,136,451)	9%
Real estate taxes and insurance	(10,048,699)	(9,730,344)	(318,355)	3%
Fees to affiliates	(7,362,697)	(5,413,367)	(1,949,330)	36%
Depreciation and amortization	(17,216,777)	(16,182,016)	(1,034,761)	6%
Interest expense	(10,140,476)	(9,520,362)	(620,114)	7%
Loss on debt extinguishment	(1,189,044)	—	(1,189,044)	100%
General and administrative expenses	(2,201,102)	(1,535,545)	(665,557)	43%
Net loss	$(8,039,220)	$(2,904,429)	$(5,134,791)	177%

NOI(1)	$28,010,314	$27,788,289	$222,025	1%
FFO(2)	$9,177,557	$13,277,587	$(4,100,030)	(31)%
MFFO(2)	$10,637,208	$13,629,408	$(2,992,200)	(22)%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations (“MFFO”), as defined by the Investment Program Association (the “IPA”) as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended June 30, 2016, we had a net loss of $8,039,220 compared to a net loss of $2,904,429 for the three months ended June 30, 2015. The increase in net loss of $5,134,791 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $1,136,451, the increase in real estate taxes and insurance of $318,355, the increase in fees to affiliates of $1,949,330, the increase in depreciation and amortization expense of $1,034,761, the increase in interest expense of $620,114, the increase in loss on debt extinguishment of $1,189,044 and the increase in general and administrative expenses of $665,557, partially offset by the increase in total revenues of $1,778,821. Our operations were primarily negatively impacted by the costs incurred in connection with the Refinancing Transactions.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2016 were $54,022,623 compared to $52,243,802 for the three months ended June 30, 2015. The increase of $1,778,821 was primarily due to the average monthly rent for our property portfolio increasing from $981 at June 30, 2015 to $1,014 at June 30, 2016 and the results of our value-enhancement activity. Additionally, total units increased by 105 from 16,542 at June 30, 2015 to 16,647 at June 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended June 30, 2016 were $13,903,048 compared to $12,766,597 for the three months ended June 30, 2015. The increase of $1,136,451 was primarily due to higher costs incurred for utilities and repairs and maintenance during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2016 were $10,048,699 compared to $9,730,344 for the three months ended June 30, 2015. The increase of $318,355 was due primarily to increased assessed values of our property portfolio resulting in higher property taxes at certain of our properties. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our property portfolio.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fees to affiliates
Fees to affiliates for the three months ended June 30, 2016 were $7,362,697 compared to $5,413,367 for the three months ended June 30, 2015. The increase of $1,949,330 primarily was due to the increase in refinancing fees due to our Advisor from zero for the three months ended June 30, 2015 to $1,790,010 for the three months ended June 30, 2016. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future refinancing activity.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2016 were $17,216,777 compared to $16,182,016 for the three months ended June 30, 2015. The increase of $1,034,761 was primarily due to the net increase in depreciable and amortizable assets of $30,138,585 since June 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2016 was $10,140,476 compared to $9,520,362 for the three months ended June 30, 2015. The increase of $620,114 was primarily due to a net increase of $76,235,099 in our total notes payable balance from June 30, 2015 to June 30, 2016. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2016 was $1,189,044 compared to $0 for the three months ended June 30, 2015. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing of certain mortgage notes payable during the three months ended June 30, 2016. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2016 were $2,201,102 compared to $1,535,545 for the three months ended June 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $665,557 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the three months ended June 30, 2016. Similar activity did not occur during the three months ended June 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2016 and 2015
The following table summarizes the consolidated results of operations for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015	Change $	Change %
Total revenues	$106,929,532	$103,295,102	$3,634,430	4%
Operating, maintenance and management	(27,612,858)	(25,593,749)	(2,019,109)	8%
Real estate taxes and insurance	(18,959,719)	(18,785,743)	(173,976)	1%
Fees to affiliates	(12,885,120)	(10,781,843)	(2,103,277)	20%
Depreciation and amortization	(34,164,045)	(32,336,326)	(1,827,719)	6%
Interest expense	(20,187,315)	(19,507,596)	(679,719)	3%
Loss on debt extinguishment	(1,189,044)	—	(1,189,044)	100%
General and administrative expenses	(3,588,789)	(3,017,775)	(571,014)	19%
Acquisition costs	—	(7,145)	7,145	(100)%
Net loss	$(11,657,358)	$(6,735,075)	$(4,922,283)	73%

NOI(1)	$56,275,094	$55,030,484	$1,244,610	2%
FFO(2)	$22,506,687	$25,601,251	$(3,094,564)	(12)%
MFFO(2)	$24,312,658	$26,998,710	$(2,686,052)	(10)%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net loss
For the six months ended June 30, 2016, we had a net loss of $11,657,358 compared to a net loss of $6,735,075 for the six months ended June 30, 2015. The increase in net loss of $4,922,283 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $2,019,109, the increase in real estate taxes and insurance of $173,976, the increase in fees to affiliates of $2,103,277, the increase in depreciation and amortization expense of $1,827,719, the increase in interest expense of $679,719, the increase in loss on debt extinguishment of $1,189,044 and the increase in general and administrative expenses of $571,014, partially offset by the increase in total revenues of $3,634,430 and the decrease in acquisition costs of $7,145. Our operations were primarily negatively impacted by the costs incurred in connection with the Refinancing Transactions.
Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2016 were $106,929,532 compared to $103,295,102 for the six months ended June 30, 2015. The increase of $3,634,430 was primarily due to the average monthly rent for our property portfolio increasing from $981 at June 30, 2015 to $1,014 at June 30, 2016 and the results of our value-enhancement activity. Additionally, our total units increased by 105 from 16,542 at June 30, 2015 to 16,647 at June 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management expense
Operating, maintenance and management expenses for the six months ended June 30, 2016 were $27,612,858 compared to $25,593,749 for the six months ended June 30, 2015. The increase of $2,019,109 primarily was due to higher costs incurred for utilities, repairs and maintenance and property operating costs during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2016 were $18,959,719 compared to $18,785,743 for the six months ended June 30, 2015. The increase of $173,976 was due primarily to increased assessed values of our property portfolio resulting in higher property taxes at certain of our properties. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2016 were $12,885,120 compared to $10,781,843 for the six months ended June 30, 2015. This increase of $2,103,277 primarily was due to the increase in refinancing fees due to our Advisor from zero during the six months ended June 30, 2015 to $1,790,010 during the six months ended June 30, 2016 in connection with the Refinancing Transactions. Additionally, investment management fees and property management fees increased from the six months ended June 30, 2015 to the six months ended June 30, 2016. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future refinancing activity.
Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2016 were $34,164,045 compared to $32,336,326 for the six months ended June 30, 2015. The increase of $1,827,719 was primarily due to the net increase in depreciable and amortizable assets of $30,138,585 since June 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2016 was $20,187,315 compared to $19,507,596 for the six months ended June 30, 2015. The increase of $679,719 was primarily due to a net increase of $76,235,099 in our total notes payable balance from June 30, 2015 to June 30, 2016. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2016 was $1,189,044 compared to $0 for the six months ended June 30, 2015. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the refinancing of certain mortgage notes payable during the six months ended June 30, 2016. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the six months ended June 30, 2016 were $3,588,789 compared to $3,017,775 for the six months ended June 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $571,014 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the six months

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

ended June 30, 2016 compared to the six months ended June 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2016 were $0 compared to $7,145 for the six months ended June 30, 2015. The acquisition costs were consistent, with no meaningful changes from the six months ended June 30, 2015 to the six months ended June 30, 2016. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our Public Offering.
Property Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2015. As of June 30, 2016, 65 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$54,022,623	$52,234,191	$1,788,432	3%
Operating expenses	26,012,309	24,455,512	1,556,797	6%
Net operating income	28,010,314	27,778,679	231,635	1%

Non-same-store properties:
Net operating income	—	9,610	(9,610)

Total net operating income(1)	$28,010,314	$27,788,289	$222,025
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2016 was $28,010,314 compared to $27,778,679 for the three months ended June 30, 2015. The 1% increase in same-store net operating income was primarily due to a 3% increase in same-store rental revenues offset by a 6% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended June 30, 2016 were $54,022,623 compared to $52,234,191 for the three months ended June 30, 2015. The 3% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $981 as of June 30, 2015 to $1,014 as of June 30, 2016, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses
Same-store operating expenses for the three months ended June 30, 2016 were $26,012,309 compared to $24,455,512 for the three months ended June 30, 2015. The 6% increase in same-store operating expenses was primarily due to increased utilities, repairs and maintenance and real estate taxes for the three months ended June 30, 2016 relative to the comparable prior year period.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8,039,220)	$(2,904,429)	$(11,657,358)	$(6,735,075)
Fees to affiliates(1)	5,302,135	3,454,795	8,803,259	6,896,717
Depreciation and amortization	17,216,777	16,182,016	34,164,045	32,336,326
Interest expense	10,140,476	9,520,362	20,187,315	19,507,596
Loss on debt extinguishment	1,189,044	—	1,189,044	—
General and administrative expenses	2,201,102	1,535,545	3,588,789	3,017,775
Acquisition costs	—	—	—	7,145
Net operating income	$28,010,314	$27,788,289	$56,275,094	$55,030,484
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2016 excludes property management fees of $1,600,657 and $3,172,639 and other fees of $459,905 and $909,222, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2015 excludes property management fees of $1,547,586 and $3,050,754 and other fees of $410,986 and $834,372, respectively, that are included in NOI.

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
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2016	2015	2016	2015
Net loss	$(8,039,220)	$(2,904,429)	$(11,657,358)	$(6,735,075)
Depreciation of real estate assets	17,178,485	16,138,343	34,087,461	32,043,956
Amortization of lease-related costs	38,292	43,673	76,584	292,370
FFO	9,177,557	13,277,587	22,506,687	25,601,251
Acquisition fees and expenses(1)(2)	960	—	960	7,145
Unrealized loss on derivative instruments	212,559	346,588	445,272	1,368,174
Loss on debt extinguishment	1,189,044	—	1,189,044	—
Change in value of restricted common stock to Advisor	57,088	5,233	170,695	22,140
MFFO	$10,637,208	$13,629,408	$24,312,658	$26,998,710
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

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2016 includes acquisition fees of $960 and $960 and acquisition fees of $0 and $0 for the three and six months ended June 30, 2015, respectively, that are

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2016 also include acquisition expenses of $0 and $0 and acquisition expenses of $0 and $7,145 for the three and six months ended June 30, 2015, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2016, the fair value of our fixed rate debt was $498,759,854 and the carrying value of our fixed rate debt was $474,255,196. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2016, the fair value of our variable rate debt was $711,762,189 and the carrying value of our variable rate debt was $709,099,055. Based on interest rates as of June 30, 2016, if interest rates were 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $6,986,251 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2017, interest expense on the variable rate debt would decrease by $3,230,032.
At June 30, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.32% and 2.74%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2016 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2016 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item IA set forth in our Annual Report on Form 10-K filed with the SEC on March 18, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2016, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)	Approximate Dollar Value of Shares Available That May Be /Repurchased Under the Program
April 2016	110,658	96,215	$10.39	(4)
May 2016	81,565	—	—	(4)
June 2016	74,727	—	—	(4)
	266,950	96,215	$10.39
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. On July 29, 2016, we repurchased 93,939 shares of our common stock for a total repurchase value of $1,000,000, or $10.65 per share, pursuant to our share repurchase program.

(2) We are not obligated to repurchase shares under the share repurchase program.

(3)	Pursuant to the program, as amended, we currently repurchase shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
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

Steadfast Income REIT, Inc.
Date:	August 11, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 11, 2016	By:	/s/ Kevin J. Keating
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Heights, LLC and PNC Bank, National Association (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 5, 2016 (the “Loan Refinance Form 8-K”) and incorporated herein by reference).

10.2
Multifamily Note, made as of June 29, 2016, by SIR Heights, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.2 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.3
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Heights, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.3 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.4
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.4 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.5
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Heights, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.5 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.6
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Huffmeister Villas, LLC and PNC Bank, National Association (included as Exhibit 10.6 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.7
Multifamily Note, made as of June 29, 2016, by SIR Huffmeister Villas, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.7 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.8
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Huffmeister Villas, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.8 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.9
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.10
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Huffmeister Villas, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.10 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.11
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Kingwood Villas, LLC and PNC Bank, National Association (included as Exhibit 10.11 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.12
Multifamily Note, made as of June 29, 2016, by SIR Kingwood Villas, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.12 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.13
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Kingwood Villas, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.13 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.14
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.14 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.15
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Kingwood Villas, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.15 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.16
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Waterford Riata, LLC and PNC Bank, National Association (included as Exhibit 10.16 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.17
Multifamily Note, made as of June 29, 2016, by SIR Waterford Riata, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.17 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.18
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Waterford Riata, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.18 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.19
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.19 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.20
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Waterford Riata, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.20 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.21
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Mansfield Landing, LLC and PNC Bank, National Association (included as Exhibit 10.21 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.22
Multifamily Note, made as of June 29, 2016, by SIR Mansfield Landing, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.22 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.23
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Mansfield Landing, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (included as Exhibit 10.23 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.24
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.24 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.25
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Mansfield Landing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.25 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.26
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between Brice Grove Apartments, LLC and Berkeley Point Capital LLC (included as Exhibit 10.26 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.27
Multifamily Note, made as of June 29, 2016, by Brice Grove Apartments, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.27 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.28
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 29, 2016, by Brice Grove Apartments, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.28 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.29
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.29 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.30
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among Brice Grove Apartments, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.30 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.31
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Grayson Ridge, LLC and Berkeley Point Capital LLC (included as Exhibit 10.31 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.32
Multifamily Note, made as of June 29, 2016, by SIR Grayson Ridge, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.32 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.33
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Grayson Ridge, LLC to Melissa A. Johnson for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.33 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.34
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.34 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.35
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Grayson Ridge, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.35 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.36
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Mallard Crossing, LLC and Berkeley Point Capital LLC (included as Exhibit 10.36 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.37
Multifamily Note, made as of June 29, 2016, by SIR Mallard Crossing, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.37 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.38
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 29, 2016, by SIR Mallard Crossing, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.38 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.39
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.39 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.40
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Mallard Crossing, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.40 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.41
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Mapleshade, LLC and Berkeley Point Capital LLC (included as Exhibit 10.41 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.42
Multifamily Note, made as of June 30, 2016, by SIR Mapleshade, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.42 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.43
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 30, 2016, by SIR Mapleshade, LLC to Melissa A. Johnson for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.43 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.44
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.44 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.45
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Mapleshade, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.45 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.46
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Tapestry Park, LLC and Berkeley Point Capital LLC (included as Exhibit 10.46 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.47
Multifamily Note, made as of June 30, 2016, by SIR Tapestry Park, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.47 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.48
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Tapestry Park, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.48 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.49
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.49 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.50
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Tapestry Park, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.50 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.51
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Park Shore, LLC and Berkeley Point Capital LLC (included as Exhibit 10.51 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.52
Multifamily Note, made as of June 30, 2016, by SIR Park Shore, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.52 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.53
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Park Shore, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.53 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.54
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.54 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.55
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Park Shore, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.55 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.56
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Carol Stream, LLC and Berkeley Point Capital LLC (included as Exhibit 10.56 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.57
Multifamily Note, made as of June 30, 2016, by SIR Carol Stream, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.57 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.58
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Carol Stream, LLC to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.58 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.59
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.59 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.60
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Carol Stream, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.60 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.61
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Cantare, LLC and Berkeley Point Capital LLC (included as Exhibit 10.61 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.62	Multifamily Note, made as of June 30, 2016, by SIR Cantare, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.62 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.63
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing), dated as of June 30, 2016, by SIR Cantare, LLC to Joseph B. Pitts, Jr. for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.63 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.64
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.64 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.65
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Cantare, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.65 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.66
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Stuart Hall, LLC and Berkeley Point Capital LLC (included as Exhibit 10.66 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.67
Multifamily Note, made as of June 30, 2016, by SIR Stuart Hall, LLC, in favor of Berkeley Point Capital LLC (included as Exhibit 10.67 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.68
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Stuart Hall, LLC to Steven M. Leigh for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.68 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.69
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (included as Exhibit 10.69 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.70
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Stuart Hall, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (included as Exhibit 10.70 to the Loan Refinance Form 8-K and incorporated herein by reference).

10.71
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Stuart Hall, LLC, Berkeley Point Capital LLC and Embassy Properties, Inc. (included as Exhibit 10.71 to the Loan Refinance Form 8-K and incorporated herein by reference).

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