Form 10-Q
period 2016-09-30
Steadfast Income REIT, Inc.
filed 2016-11-14
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2016, there were 76,203,010 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,511,224,371	1,487,961,762
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	—	2,192,635
Total real estate, cost	1,687,971,056	1,666,901,082
Less accumulated depreciation and amortization	(214,964,389)	(163,445,987)
Total real estate, net	1,473,006,667	1,503,455,095
Cash and cash equivalents	74,793,620	32,076,582
Restricted cash	25,035,324	27,700,811
Short-term investments	30,000,000	—
Rents and other receivables	2,823,301	2,742,011
Other assets, net	4,410,351	4,328,851
Total assets	$1,610,069,263	$1,570,303,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$43,471,677	$40,752,458
Notes payable:
Mortgage notes payable, net	987,012,365	1,115,752,899
Credit facilities, net	232,490,899	—
Total notes payable, net	1,219,503,264	1,115,752,899
Distributions payable	4,487,297	4,668,261
Due to affiliates	2,316,649	2,682,209
Total liabilities	1,269,778,887	1,163,855,827
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,392,605 and 76,674,502 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	763,926	766,745
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	673,917,322	677,624,840
Cumulative distributions and net losses	(334,390,882)	(271,944,072)
Total stockholders’ equity	340,290,376	406,447,523
Total liabilities and stockholders’ equity	$1,610,069,263	$1,570,303,350
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$48,606,833	$47,233,877	$143,710,190	$139,155,382
Tenant reimbursements and other	7,765,092	5,932,544	19,591,268	17,306,141
Total revenues	56,371,925	53,166,421	163,301,458	156,461,523
Expenses:
Operating, maintenance and management	15,607,923	14,681,517	43,220,781	40,275,265
Real estate taxes and insurance	8,980,995	8,524,454	27,940,715	27,310,197
Fees to affiliates	7,062,486	5,660,066	19,947,606	16,441,909
Depreciation and amortization	17,559,941	16,496,386	51,723,985	48,832,712
Interest expense	10,520,206	10,019,513	30,707,522	29,527,109
Loss on debt extinguishment	3,743,325	—	4,932,369	—
General and administrative expenses	2,596,236	1,388,213	6,185,026	4,405,988
Acquisition costs	—	—	—	7,145
Total expenses	66,071,112	56,770,149	184,658,004	166,800,325
Net loss	$(9,699,187)	$(3,603,728)	$(21,356,546)	$(10,338,802)
Loss per common share — basic and diluted	$(0.13)	$(0.05)	$(0.28)	$(0.14)
Weighted average number of common shares outstanding — basic and diluted	76,164,515	76,370,121	76,258,795	76,371,860
Distributions declared per common share	$0.180	$0.181	$0.536	$0.537
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	76,858,483	$768,585	1,000	$10	$680,138,132	$(203,843,497)	$477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Repurchase of common stock	(197,989)	(1,980)	—	—	(1,998,020)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(55,076,217)	(55,076,217)
Amortization of stock-based compensation	—	—	—	—	184,350	—	184,350
Change in value of restricted common stock to Advisor	—	—	—	—	300,440	—	300,440
Net loss for the year ended December 31, 2015	—	—	—	—	—	(13,024,358)	(13,024,358)
BALANCE, December 31, 2015	76,674,502	766,745	1,000	10	677,624,840	(271,944,072)	406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Repurchase of common stock	(289,397)	(2,894)	—	—	(2,997,106)	—	(3,000,000)
Distributions declared	—	—	—	—	—	(41,090,264)	(41,090,264)
Amortization of stock-based compensation	—	—	—	—	61,254	—	61,254
Change in value of restricted common stock to Advisor	—	—	—	—	228,409	—	228,409
Net loss for the nine months ended September 30, 2016	—	—	—	—	—	(21,356,546)	(21,356,546)
BALANCE, September 30, 2016	76,392,605	$763,926	1,000	$10	$673,917,322	$(334,390,882)	$340,290,376
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(21,356,546)	$(10,338,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,723,985	48,832,712
Amortization of deferred financing costs	1,237,263	1,183,398
Amortization of stock-based compensation	61,254	171,486
Change in value of restricted common stock to Advisor	228,409	27,431
Amortization of loan premiums and discounts, net	(934,747)	(926,094)
Change in fair value of interest rate cap agreements	466,841	1,908,550
Loss on debt extinguishment	4,932,369	—
Insurance claim recoveries	(897,985)	—
Loss on disposal of building and improvements	848,546	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	1,788,259	(1,071,569)
Rents and other receivables	(81,290)	(1,270,093)
Other assets	(402,524)	360,694
Accounts payable and accrued liabilities	1,097,178	(1,082,251)
Due to affiliates	(407,334)	(1,093,400)
Net cash provided by operating activities	38,303,678	36,702,062
Cash Flows from Investing Activities:
Short-term investments	(30,000,000)	—
Additions to real estate investments	(21,460,288)	(23,363,985)
Restricted cash for investing activities	877,228	299,697
Purchase of interest rate cap agreements	(259,000)	(296,250)
Proceeds from insurance claims	897,985	—
Net cash used in investing activities	(49,944,075)	(23,360,538)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	427,867,278	83,246,333
Principal payments on mortgage notes payable	(555,671,555)	(54,136,297)
Borrowings from credit facility	251,124,750	6,000,000
Principal payments on credit facility	(16,000,000)	—
Payment of deferred financing costs	(5,489,473)	(595,601)
Payment of debt extinguishment costs	(3,202,337)	—
Distributions to common stockholders	(41,271,228)	(41,360,816)
Repurchase of common stock	(3,000,000)	—
Net cash provided by (used in) financing activities	54,357,435	(6,846,381)
Net increase in cash and cash equivalents	42,717,038	6,495,143
Cash and cash equivalents, beginning of period	32,076,582	29,529,312
Cash and cash equivalents, end of period	$74,793,620	$36,024,455

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $80,166 and $134,943 for the nine months ended September 30, 2016 and 2015, respectively	$29,713,280	$27,511,861
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$78
Increase in redeemable common stock payable	$1,000,000	$4,267,538
Increase in accounts payable and accrued liabilities from additions to real estate investments	$622,041	$495,544
Decrease in due to affiliates from additions to real estate investments	$41,774	$—

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
As of September 30, 2016, the Company owned 65 multifamily properties comprising a total of 16,709 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
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
September 30, 2016
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2017. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.
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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, other than the adoption of Accounting Standard Updates (“ASU”) 2015-03, as amended by ASU 2015-15 and ASU 2016-15, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2016.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs. As a result, net deferred financing costs of $6,697,472 related to mortgage notes payable as of December 31, 2015, were reclassified from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
Short-term Investments
Short-term investments consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of September 30, 2016, short-term investments consisted of $30,000,000 held in a certificate of deposit and are included in short-term investments on the consolidated balance sheets. No short-term investments were held as of December 31, 2015. The short-term investment is classified as held-to-maturity and was recorded at the amortized cost on the accompanying consolidated balance sheets.
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
September 30, 2016
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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$90,302	$—

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$298,143	$—

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, short-term investments, rents and other receivables, accounts payable and accrued liabilities, distributions payable, due to affiliates and mortgage notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, short-term investments, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2016 and December 31, 2015, the fair value of the notes payable was $1,226,421,667 and $1,118,126,231, respectively, compared to the carrying value of $1,219,503,264 and $1,115,752,899, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be treated as, and currently qualifies as, a REIT. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and the three months ended March 31, 2016. Distributions were based on daily record dates and calculated at a rate of $0.001958 per share per day during the six months ended September 30, 2016.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2016, the Company declared distributions of $0.180 and $0.536 per common share, respectively. During the three and nine months ended September 30, 2015, the Company declared distributions of $0.181 and $0.537 per common share, respectively.
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
September 30, 2016
(unaudited)

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
Recently Issued Accounting Standards Updates
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

amount of debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company reclassified net debt issuance costs of $9,332,831 and $6,697,472 as of September 30, 2016 and December 31, 2015, respectively, related to mortgage notes payable from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption, the Company reclassified payments for debt extinguishment costs of $3,202,337 from cash flows from operating activities to cash flows from financing activities as of September 30, 2016. There was no impact as of December 31, 2015.
3. Real Estate
As of September 30, 2016, the Company owned 65 multifamily properties, encompassing in the aggregate 16,709 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,643,666,920, exclusive of closing costs. As of September 30, 2016 and December 31, 2015, the Company’s portfolio was approximately 94.0% occupied and the average monthly rent was $1,027 and $999, respectively.
As of September 30, 2016 and December 31, 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,511,224,371	$2,644,263	$—	$1,687,971,056
Less: Accumulated depreciation and amortization	—	(214,456,650)	(507,739)	—	(214,964,389)
Net investments in real estate and related lease intangibles	$174,102,422	$1,296,767,721	$2,136,524	$—	$1,473,006,667

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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
Depreciation and amortization expenses were $17,559,941 and $51,723,985 for the three and nine months ended September 30, 2016, and $16,496,386 and $48,832,712 for the three and nine months ended September 30, 2015, respectively.
Depreciation of the Company’s buildings and improvements were $17,521,649 and $51,609,109 for the three and nine months ended September 30, 2016, and $16,458,094 and $48,502,050 for the three and nine months ended September 30, 2015, respectively.
No amortization of tenant origination and absorption costs were recorded for the three and nine months ended September 30, 2016. Amortization of the Company’s tenant origination and absorption costs was $0 and $215,786 for the three and nine months ended September 30, 2015. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $38,292 and $114,876 for the three and nine months ended September 30, 2016, and $38,292 and $114,876 for the three and nine months ended September 30, 2015, respectively.
The future amortization of the Company’s acquired other intangible assets as of September 30, 2016 and thereafter is as follows:

October 1 through December 31, 2016	$38,292
2017	153,168
2018	153,168
2019	153,168
2020	153,168
Thereafter	1,485,560
$2,136,524
Operating Leases
As of September 30, 2016, the Company’s real estate portfolio comprised 16,709 apartment homes and was 96.5% leased by a diverse group of residents. For each of the three and nine months ended September 30, 2016 and 2015, the Company’s real estate portfolio earned approximately 99% of its rental income from residential tenants and approximately 1% of its rental income from commercial office tenants. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 2.67 to 3.08 years.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $5,077,677 and $4,672,961 as of September 30, 2016 and December 31, 2015, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2016 and thereafter is as follows:

October 1 through December 31, 2016	$46,614
2017	187,120
2018	189,136
2019	108,760
$531,630
As of September 30, 2016 and December 31, 2015, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Other Assets, Net
As of September 30, 2016 and December 31, 2015, other assets, net of accumulated amortization, consisted of:

	September 30, 2016	December 31, 2015
Deferred financing costs of revolving credit facility	$—	$660,585
Less: accumulated amortization	—	(547,402)
	—	113,183
Prepaid expenses	3,078,372	2,648,238
Interest rate cap agreements (Note 11)	90,302	298,143
Deposits	1,241,677	1,269,287
Other assets, net	$4,410,351	$4,328,851

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2016 and December 31, 2015:

	September 30, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.07%	$473,453,405
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	2.81%	517,740,682
Total mortgage notes payable, gross	58				3.41%	991,194,087
Premium, net(2)						2,517,258
Deferred financing costs, net(3)						(6,698,980)
Total mortgage notes payable, net						$987,012,365

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$477,139,001
Mortgage notes payable - variable(1)	30	5/16/2017 - 1/1/2026	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.77%	641,859,365
Total mortgage notes payable, gross	67				3.44%	1,118,998,366
Premium/discount, net(2)						3,452,005
Deferred financing costs, net(3)						(6,697,472)
Total mortgage notes payable, net						$1,115,752,899
_____________________________

(1)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

(2)
The following table summarizes the debt premiums and discounts as of September 30, 2016, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of September 30, 2016	Amortization of Net Debt Premium During the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
$2,517,258	$317,351	$308,698	$934,747	$926,094

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred financing costs	$10,104,244	$10,140,097
Less: accumulated amortization	(3,405,264)	(3,442,625)
Deferred financing costs, net	$6,698,980	$6,697,472
Refinancing Transactions
On June 29 and June 30, 2016, 14 wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements (each a “Loan Agreement”) with, as applicable, PNC Bank, N.A. (“PNC Bank”) and Berkeley Point Capital LLC (“Berkeley” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $358,002,000 (the “June Refinancing Transactions”). On July 29, 2016, nine wholly-owned subsidiaries of the Company also entered into a credit agreement (the “Credit Agreement”) with PNC Bank in connection with the refinancing of certain additional mortgage loans as further detailed below. Further, on August 30, 2016 and September 29, 2016, three wholly-owned subsidiaries of the Company terminated the existing mortgage loans with an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600 (collectively, the “Third Quarter Refinancing Transactions” and together with the June Refinancing Transactions, the “Refinancing Transactions”).
In the June Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (the “CME”), as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement provides for a term loan with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with its terms. Each loan accrues interest at one-month LIBOR plus 2.31%. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016.
Revolving Credit Facility
The Company entered into a revolving credit facility with PNC Bank to borrow up to $20,000,000. On July 18, 2014, the Company and PNC Bank amended the revolving credit facility to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

provided certain security for borrowings under the credit facility. The maximum amount that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively.
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
No amounts were outstanding under the credit facility as of September 30, 2016 or December 31, 2015. The amended and restated credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, the Company repaid all outstanding amounts due and terminated the amended and restated credit facility.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into the Credit Agreement and a multifamily note with PNC Bank (the Credit Agreement, Loan and Security Agreements, Mortgages and Guaranty, collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the properties set out in the schedule below (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the nine wholly-owned subsidiaries of the Company in favor of PNC Bank.
The credit facility accrues interest at the one-month LIBOR plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%, as further described in the Credit Agreement. The entire outstanding principal balance and any accrued and unpaid interest on the credit facility are due on the maturity date. Interest only payments on the credit facility are payable monthly in arrears and are due and payable on the first day of each month, commencing September 1, 2016. The Company’s nine wholly-owned subsidiaries may voluntarily prepay all or a portion of the amounts advanced under the Loan Documents. Notwithstanding the foregoing, in the event a Collateral Pool Property is released or the Credit Agreement is terminated, a termination fee is due and payable by the Company’s nine wholly-owned subsidiaries. In certain instances of a breach of the Credit Agreement, the Company guarantees to PNC Bank the full and prompt payment and performance when due of all amounts for which the Company’s nine wholly-owned subsidiaries are personally liable under the Loan Documents, in addition to all costs and expenses incurred by PNC Bank in enforcing such guaranty. The Company paid loan origination fees to PNC Bank of $1,293,186, and the Advisor earned a refinancing fee of $1,175,624.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

As of September 30, 2016, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

Collateralized Property(1)	Amount of Advance
Ashley Oaks Apartment Homes	$24,867,500
Trails at Buda Ranch	21,025,000
Deer Valley Apartments	22,982,500
Carrington Park at Huffmeister	20,430,500
Carrington Place	27,535,500
Carrington at Champion Forest	25,121,250
Audubon Park Apartments	16,602,500
Oak Crossing	17,980,000
Meritage at Steiner Ranch	58,580,000
$235,124,750
Deferred financing costs, net on Credit Facility(2)	(2,633,851)
Credit Facility, net	$232,490,899
___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of September 30, 2016, was $288,296.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2016:

		Remainder of 2016	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt obligations(1)	$1,226,318,837	$2,432,254	$50,291,756	$76,606,732	$89,789,011	$101,811,593	$905,387,491
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all financial and non-financial debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

For the three and nine months ended September 30, 2016, the Company incurred interest of $10,534,005 and $30,787,688, respectively. Interest expense for the three and nine months ended September 30, 2016 includes amortization of deferred financing costs of $459,798 and $1,237,263, amortization of loan premiums and discounts of $317,351 and $934,747, net unrealized loss from the change in fair value of interest rate cap agreements of $21,570 and $466,841 and capitalized interest of $13,799 and $80,166, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
For the three and nine months ended September 30, 2015, the Company incurred interest of $10,053,781 and $29,662,052, respectively. Interest expense for the three and nine months ended September 30, 2015 includes amortization of deferred financing costs of $451,270 and $1,183,398, amortization of loan premiums of $308,698 and $926,094, net unrealized loss from the change in fair value of interest rate cap agreements of $540,376 and $1,908,550 and capitalized interest of $34,268 and $134,943, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $3,157,807 and $2,932,922 was payable as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014. As of September 30, 2016, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2016 and for the year ended December 31, 2015 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015

Nonvested shares at the beginning of the period	11,250	16,875
Granted shares	7,500	14,000
Vested shares	(6,875)	(19,625)
Nonvested shares at the end of the period	11,875	11,250
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is as follows:

Grant Year	Weighted Average Fair Value
2015	$10.35
2016	11.44
The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan, as defined below.
Included in general and administrative expenses is $35,526 and $61,254 for the three and nine months ended September 30, 2016 and $125,719 and $171,486 for the three and nine months ended September 30, 2015, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.97 years as of September 30, 2016. As of September 30, 2016, the compensation expense related to the issuance of the restricted common stock not vested was $120,143.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above. The fair value of the shares of unvested restricted stock was $2,792,969 as of September 30, 2016. As of September 30, 2016, 244,141 shares were vested. The fair value of the vested common stock and unvested restricted common stock as of September 30, 2016 and December 31, 2015 of $5,585,938 and $5,493,164, respectively, are recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

$57,714 and $228,409 for the three and nine months ended September 30, 2016 and $5,291 and $27,431 for the three and nine months ended September 30, 2015, respectively, for the change in value of restricted common stock issued to the Advisor.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2016 and December 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.
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
September 30, 2016
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
The purchase price for shares repurchased under the Company’s share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(2)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share
2 years	95.0% of Estimated Value per Share
3 years	97.5% of Estimated Value per Share
4 years	100.0% of Estimated Value per Share
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

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
During the three and nine months ended September 30, 2016, the Company repurchased a total of 93,939 and 289,397 shares with a total repurchase value of $1,000,000 and $3,000,000, respectively, and received net requests for the repurchase of 470,377 and 1,084,838 shares with a total net repurchase value of $5,168,917 and $11,858,991, respectively. During the three and nine months ended September 30, 2015, the Company received net requests for the repurchase of 422,879 shares with a

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

total net repurchase value of $4,267,538. No amounts were repurchased during the three and nine months ended September 30, 2015.
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. In addition to the above limitation, effective July 1, 2015, in no event shall the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of September 30, 2016, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions declared for the three and nine months ended September 30, 2016 were $13,767,424 and $41,090,264, all of which were payable in cash.
Distributions declared for the three and nine months ended September 30, 2015 were $13,888,802 and $41,210,771, including $0 and $78, or 0 and 8 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2016 and December 31, 2015, $4,487,297 and $4,668,261 in distributions declared were payable, none of which were reinvested pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Distributions Paid
For the three and nine months ended September 30, 2016, the Company paid total distributions of $13,772,501 and $41,271,228, which related to distributions declared for each day in the period from June 1, 2016 through August 31, 2016 and December 1, 2015 through August 31, 2016, respectively. All distributions were paid in cash.
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
7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to the Company	$(9,699,187)	$(3,603,728)	$(21,356,546)	$(10,338,802)
Less: dividends declared on participating securities	46,391	90,485	138,165	268,505
Net loss attributable to common stockholders	(9,745,578)	(3,694,213)	(21,494,711)	(10,607,307)
Weighted average common shares outstanding — basic and diluted	76,164,515	76,370,121	76,258,795	76,371,860
Loss per common share — basic and diluted	$(0.13)	$(0.05)	$(0.28)	$(0.14)
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2016 and 2015 and amounts outstanding to the Advisor and its affiliates as of September 30, 2016 and December 31, 2015 are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,525,330	$3,473,724	$10,537,619	$10,370,441	$7,843	$1,169,770
Acquisition fees(1)	—	187,735	960	187,735	—	—
Acquisition expenses(2)	—	—	—	7,145	—	—
Property management
Fees(1)	1,621,239	1,570,816	4,793,878	4,621,570	533,527	520,127
Reimbursement of onsite personnel(3)	4,851,872	5,003,907	14,017,673	14,079,041	1,036,120	703,791
Other fees(1)	422,190	427,791	1,331,412	1,262,163	52,011	52,237
Other fees - G&A(4)	33,427	—	33,427	—	—	—
Other operating expenses(4)	311,955	292,300	982,560	1,046,087	149,985	51,029
Refinancing fee(1)	1,493,727	—	3,283,737	—	310,134	—
Insurance proceeds(5)	—	—	(100,000)	—	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(6)	421,811	711,056	937,201	1,283,818	213,613	71,133
Reimbursement of labor costs(6)	97,813	25,335	279,695	75,896	13,416	114,122
Insurance deductible reserve account(7)	62,093	37,245	136,582	37,245	(186,277)	(74,489)
Deferred financing costs(8)	84,022	—	139,229	—	—	—
	$12,925,479	$11,692,664	$36,373,973	$32,933,896	$2,130,372	$2,607,720
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(6)	Included in building and improvements in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

(7)
Included in other assets, net in the accompanying consolidated balance sheets upon payment. The amortization of the reserve is included in operating, maintenance and management in the accompanying consolidated statements of operations.

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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.50% to 3.75% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Insurance Deductible Reserve
The Company deposits with an affiliate of the Sponsor moneys to fund an insurance deductible reserve account to cover the cost of required insurance deductibles across all multifamily properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible reserve account may be used by the Company or another affiliate of the Sponsor.
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
September 30, 2016
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
At September 30, 2016, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
Refinancing Fee
The Company pays the Advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of the Company’s existing mortgage loans. For the three and nine months ended September 30, 2016, the Advisor earned $1,493,727 and $3,283,737 in refinancing fees in connection with the Refinancing Transactions.
Restricted Stock Agreement
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. The shares of restricted stock

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

vest and become non-forfeitable upon the earliest to occur of (i) 50% at December 31, 2015 and 50% at December 31, 2016, (ii) certain liquidity events of the Company, (iii) the Company’s cumulative modified funds from operations exceed the lesser of (a) the cumulative amount of distributions paid to the Company’s stockholders or (b) an amount that is equal to a 7.0% cumulative, non-compounded annual return on the Company’s stockholders’ invested capital, or (iv) the Company’s termination of, or failure to renew, the Advisory Agreement other than for “cause” (as defined in the Advisory Agreement). The shares of unvested restricted stock shall be forfeited if the Advisor is terminated for any reason other than (iv) above.
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2016 and December 31, 2015, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director that joins the Company’s board of directors receives 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation for their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, the Company granted 5,000 shares of restricted common stock to its new independent director, Don B. Saulic. On August 9, 2016, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meeting of stockholders. The Company recorded stock-based compensation expense of $35,526 and $61,254 for the three and nine months ended September 30, 2016 and $125,719 and $171,486 for the three and nine months ended September 30, 2015, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2016 and December 31, 2015:

September 30, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	44	$995,112,000	0.53%	2.69%	$90,302

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	30	$637,110,000	0.43%	2.68%	$298,143
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2016 resulted in an unrealized loss of $21,570 and $466,841, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company acquired interest rate cap agreements of $0 and $259,000, and during the three and nine months ended September 30, 2015, the Company acquired interest rate cap agreements of $231,000 and $296,250. The fair value of the interest rate cap agreements of $90,302 and $298,143 as of September 30, 2016 and December 31, 2015, respectively, are included in other assets, net on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On October 3, 2016, the Company paid distributions of $4,487,297, which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016. All such distributions were paid in cash.
On November 1, 2016, the Company paid distributions of $4,636,500, which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016. All such distributions were paid in cash.
Shares Repurchased
On October 31, 2016, the Company repurchased 189,743 shares of its common stock for a total repurchase value of $2,000,000, or $10.54 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On November 8, 2016, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017. The distributions will be equal to $0.001964 per share of the Company’s common stock. The distributions for each record date in January 2017, February 2017 and March 2017 will be paid in February 2017, March 2017 and April 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Advisory Agreement
On November 8, 2016, the Company entered into Amendment No. 9 (the “Amendment”) to the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor. The amendment renewed the Advisory Agreement for a term beginning on November 15, 2016 and ending on November 15, 2017.
Plan of Liquidation
In the event that the board of directors has not determined to pursue a liquidity event by December 31, 2016, the board of directors will adopt a resolution declaring that a proposed liquidation of the Company is advisable on substantially the terms and conditions set forth in the resolution (the “Plan of Liquidation”) and direct that the proposed Plan of Liquidation be

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

submitted for consideration at either an annual or special meeting of the stockholders. The adoption of a Plan of Liquidation and the submission to the stockholders may be postponed if a majority of directors, including a majority of independent directors, determines that a liquidation is not then in the best interest of the stockholders. On November 8, 2016, the Company’s board of directors, including a majority of the independent directors, determined to postpone presenting a liquidation decision to stockholders as it is not now in the best interests of the Company’s stockholders. In accordance with the Company’s charter, the board of directors will reconsider whether to seek stockholder approval of the Company’s liquidation at least annually. The board of directors, pursuant to its fiduciary duties, continuously evaluates opportunities, including possible liquidation events, of the Company.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully dispose of real estate on terms that are favorable to us;

•	risks inherent in the real estate business, including tenant defaults, tenant vacancies, potential liability relating to environmental matters and liquidity of real estate investments;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	the impact of competition on rental rates at our apartment homes;

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
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to be treated as, and currently qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
On July 19, 2010, we commenced our Public Offering of up to a maximum of 150,000,000 shares of common stock at an initial price of $10.00 per share (subject to certain discounts) and up to 15,789,474 shares of common stock pursuant to our DRP at an initial price of $9.50 per share. On July 12, 2012, our board of directors determined an estimated value per share of our common stock of $10.24 as of March 31, 2012. As a result of the determination of the estimated value per share of our common stock as of March 31, 2012, effective September 10, 2012, the offering price of our common stock in our Public Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of our common stock issued pursuant to our DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the $10.24 per share offering price. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. For additional information on the determination of our estimated value per share and the risks related thereto, see our Current Report on Form 8-K filed with the SEC on February 29, 2016.
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
As of September 30, 2016, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,709 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes we constructed, was $1,643,666,920, exclusive of closing costs. At September 30, 2016, our portfolio was approximately 96.5% leased.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of September 30, 2016, we owned the 65 multifamily properties listed below:

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at September 30, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,710,118	82.1%	94.7%	$907	$877
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,176,387	91.4%	95.0%	821	781
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,256,646	95.1%	94.3%	908	903
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,493,156	98.0%	98.5%	706	697
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,193,914	93.1%	95.1%	1,008	1,009
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	22,752,427	91.0%	92.2%	732	688
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,549,874	93.5%	94.9%	674	705
8	Spring Creek Edmond Apartments	Edmond, OK	3/9/2012	252	19,350,000	12,941,276	94.4%	95.6%	885	842
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,896,620	94.2%	94.7%	869	864
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,483,489	92.6%	93.8%	969	956
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,818,096	91.8%	93.9%	934	967
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,704,209	95.7%	93.5%	1,105	1,071
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,618,551	92.5%	93.8%	836	857
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	13,000,467	95.0%	91.5%	1,025	998
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,787,791	98.0%	97.6%	1,108	1,154
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,792,087	95.7%	92.8%	1,188	1,105
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,546,299	96.3%	97.9%	995	956
18	Renaissance at St. Andrews Condominiums(3)	Louisville, KY	10/31/2012	30	1,423,000	—	93.3%	100.0%	741	689
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	24,583,480	94.6%	95.2%	809	793
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,842,041	96.0%	93.5%	1,070	1,061
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,315,168	96.3%	95.8%	1,075	1,080
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	37,207,556	96.1%	95.2%	892	881

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at September 30, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$5,866,817	96.7%	100.0%	$1,203	$1,138
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,146,068	95.7%	95.3%	882	835
25	Valley Farms North(4)	Louisville, KY	12/28/2012	128	14,607,032	9,720,000	93.0%	74.2%	1,071	885
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,467,183	92.5%	97.0%	974	908
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	29,170,045	96.5%	94.9%	1,244	1,252
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	23,982,484	93.8%	91.7%	1,005	1,032
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,558,825	94.9%	95.8%	1,040	981
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	20,779,883	95.8%	97.0%	1,059	1,003
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	25,205,113	94.6%	92.5%	1,281	1,349
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	22,785,975	94.2%	92.4%	1,289	1,262
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	13,867,101	95.4%	95.4%	856	815
34	Rosemont Olmos Park Apartments	San Antonio, TX	5/31/2013	144	22,050,000	14,179,587	94.4%	93.8%	1,276	1,218
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,719,417	91.7%	94.6%	927	948
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,115,434	97.0%	94.8%	735	714
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	6,002,076	98.5%	95.4%	904	893
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,931,017	95.4%	96.6%	975	885
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,869,756	95.4%	95.4%	859	767
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	58,111,226	94.0%	94.0%	1,410	1,368
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,579,613	94.6%	95.2%	1,282	1,273
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,220,898	97.3%	96.0%	926	836
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	15,958,591	93.9%	96.5%	1,313	1,274
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,064,142	93.8%	95.0%	828	815
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,026,404	94.0%	94.0%	978	953
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	28,080,675	97.6%	96.1%	1,145	1,164

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at September 30, 2016	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	$30,900,000	$27,138,805	96.1%	97.0%	$1,013	$949
48	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,195,356	89.1%	92.5%	912	957
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,123,560	92.2%	92.9%	1,175	1,145
50	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,255,253	93.6%	90.6%	1,303	1,241
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,242,387	90.8%	91.7%	1,047	1,093
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,244,804	91.7%	92.0%	1,080	1,054
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,846,293	92.3%	96.1%	1,061	1,099
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,191,122	95.3%	93.5%	1,173	1,126
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,597,771	94.5%	94.8%	1,116	1,062
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	92.7%	86.9%	1,355	1,236
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	17,298,375	92.5%	92.5%	1,144	1,190
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	16,323,159	87.9%	91.8%	914	895
59	Mallard Crossing Apartments	Cincinnati, OH	12/27/2013	350	39,800,000	33,476,529	94.6%	90.6%	1,066	986
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	23,023,645	92.5%	92.5%	1,012	1,008
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,183,494	96.9%	95.3%	991	959
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,227,121	93.9%	91.2%	1,620	1,474
63	Richland Falls(5)	Murfreesboro, TN	5/16/2014	276	30,394,331	19,802,382	92.4%	96.8%	1,025	924
64	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	17,624,956	95.0%	89.6%	947	950
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	15,630,270	94.4%	90.6%	1,159	1,152
				16,709	$1,643,666,920	$1,219,503,264	94.0%	94.0%	$1,027	$999
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

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

(5)
Richland Falls was acquired by us on May 16, 2014, and included improved land zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, all of which were completed and available to be leased as of September 30, 2016.

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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015, 2014 and 2013.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016 and at a rate of $0.001958 per share per day during the six months ended September 30, 2016.
The distributions paid during each of the last five fiscal quarters ended September 30, 2016 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash Provided By Operating Activities
				Cash Flow From Operations	Credit Facilities

Third Quarter 2015	$13,888,802	$0.181	$13,887,973	$13,887,973	$—	$14,287,719
Fourth Quarter 2015	13,865,446	0.181	13,726,517	13,726,517	—	14,722,025
First Quarter 2016	13,649,330	0.178	13,669,663	11,942,765	1,726,898	11,942,765
Second Quarter 2016	13,673,510	0.178	13,829,064	11,699,749	2,129,315	11,699,749
Third Quarter 2016	13,767,424	0.180	13,772,501	13,772,501	—	14,661,164
	$68,844,512	$0.898	$68,885,718	$65,029,505	$3,856,213	$67,313,422
________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016 and at a rate of $0.001958 per share per day during the six months ended September 30, 2016.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and nine months ended September 30, 2016, we paid aggregate distributions of $13,772,501 and $41,271,228. All such distributions were paid in cash. For the three and nine months ended September 30, 2016, our net loss was $9,699,187 and $21,356,546, we had funds from operations (“FFO”), of $7,860,754 and $30,367,439 and net cash provided by operations of $14,661,164 and $38,303,678, respectively. For the three and nine months ended September 30, 2016, we funded $13,772,501 and $37,415,015 of distributions paid with net cash provided by operating activities and with proceeds from our credit facilities of $0 and $3,856,213, respectively. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2016, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We have used, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our Public Offering, our overall borrowings were approximately 65% of the cost of our investments (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2016, our borrowings were not in excess of 300% of the value of our net assets.
We expect to use our capital resources to make certain payments to our Advisor in connection with the disposal of investments, the management of our assets and costs incurred by our Advisor in providing services to us.
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects at our properties, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

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
On July 29, 2016, we entered into a Credit Agreement and a multifamily note with PNC Bank that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of our existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility will be secured by the properties set out in Note 5 of the accompanying consolidated financial statements. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Cash Flows Provided by Operating Activities
As of September 30, 2016, we owned 65 multifamily properties. During the nine months ended September 30, 2016, net cash provided by operating activities was $38,303,678 compared to net cash provided by operating activities of $36,702,062 for the nine months ended September 30, 2015. The increase in net cash provided by operating activities is primarily due to improved operations at our portfolio of properties, partially offset by increased interest payments and certain costs paid in connection with the Refinancing Transactions. Additionally, cash flows provided by operating activities varied due to timing of payments of operating expenses during the nine months ended September 30, 2016 compared to the prior period.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2016, net cash used in investing activities was $49,944,075 compared to net cash used in investing activities of $23,360,538 during the nine months ended September 30, 2015. The increase in net cash used in investing activities was primarily due to a $30,000,000 investment in a certificate of deposit during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Net cash used in investing activities during the nine months ended September 30, 2016 consisted of the following:

•	$30,000,000 of cash used for short-term investments;

•	$21,460,288 of cash used for improvements to real estate investments;

•	$877,228 of cash provided by restricted cash accounts related to replacement reserves;

•	$259,000 of cash used to purchase interest rate cap agreements; and

•	$897,985 of cash provided by insurance claims.
Cash Flows Provided by Financing Activities
During the nine months ended September 30, 2016, net cash provided by financing activities was $54,357,435 compared to net cash used in financing activities of $6,846,381 during the nine months ended September 30, 2015. The increase in cash flow from financing activities is due primarily to the increase in proceeds from notes payable in connection with the Refinancing Transactions, partially offset by increases to payments of deferred financing costs and redemptions of common stock. Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of the following:

•
$133,293,750 of net cash used for principal payments of mortgage notes payable, net of deferred financing costs in the amount of $5,489,473 and proceeds from the issuance of mortgage notes payable of $427,867,278, each primarily in connection with the Refinancing Transactions;

•	$235,124,750 provided by net borrowings from the credit facilities, primarily in connection with the Refinancing Transactions;

•	$3,202,337 of cash paid for debt extinguishment costs in connection with the Refinancing Transactions;

•	$41,271,228 of cash distributions; and

•	$3,000,000 of cash paid for the redemption of common stock.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our Public Offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next Quarterly Report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2016, we had indebtedness totaling an aggregate principal amount of $1,219,503,264, including the net premiums on certain notes payable of $2,517,258 and the net deferred financing costs of $9,332,831. The following is a summary of our contractual obligations as of September 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$249,333,878	$9,995,432	$76,756,167	$63,114,909	$99,467,370
Principal payments on outstanding debt obligations(2)	1,226,318,837	2,432,254	126,898,488	191,600,604	905,387,491
Total	$1,475,652,715	$12,427,686	$203,654,655	$254,715,513	$1,004,854,861
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2016. We incurred interest of $10,534,005 and $30,787,688 during the three and nine months ended September 30, 2016, including amortization of deferred financing costs totaling $459,798 and $1,237,263, amortization of loan premiums and discounts of $317,351 and $934,747, net unrealized losses from the change in fair value of interest rate cap agreements of $21,570 and $466,841 and capitalized interest of $13,799 and $80,166, respectively.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. The ability to compare one period to another is significantly affected by our value-enhancement strategy and the construction of additional apartment homes. Although the number of multifamily properties owned as of September 30, 2016 compared to September 30, 2015 remained unchanged at 65, our results of operations were impacted by the construction of an additional 96 apartment homes at one existing multifamily property during the nine months ended September 30, 2015, the construction of an additional 86 apartment homes at another existing multifamily property after September 30, 2015 and our value-enhancement activity completed through September 30, 2016, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2016 are not indicative of those expected in future periods. For the three and nine months ended September 30, 2016, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases, anticipated value-enhancement projects and construction of additional apartment homes.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income (“NOI”). For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2016 and 2015
The following table summarizes the consolidated results of operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015	Change $	Change %
Total revenues	$56,371,925	$53,166,421	$3,205,504	6%
Operating, maintenance and management	(15,607,923)	(14,681,517)	(926,406)	6%
Real estate taxes and insurance	(8,980,995)	(8,524,454)	(456,541)	5%
Fees to affiliates	(7,062,486)	(5,660,066)	(1,402,420)	25%
Depreciation and amortization	(17,559,941)	(16,496,386)	(1,063,555)	6%
Interest expense	(10,520,206)	(10,019,513)	(500,693)	5%
Loss on debt extinguishment	(3,743,325)	—	(3,743,325)	100%
General and administrative expenses	(2,596,236)	(1,388,213)	(1,208,023)	87%
Net loss	$(9,699,187)	$(3,603,728)	$(6,095,459)	169%

NOI(1)	$28,234,520	$27,961,843	$272,677	1%
FFO(2)	$7,860,754	$12,892,658	$(5,031,904)	(39)%
MFFO(2)	$11,683,363	$13,626,060	$(1,942,697)	(14)%
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

Net loss
For the three months ended September 30, 2016, we had a net loss of $9,699,187 compared to a net loss of $3,603,728 for the three months ended September 30, 2015. The increase in net loss of $6,095,459 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $926,406, the increase in real estate taxes and insurance of $456,541, the increase in fees to affiliates of $1,402,420, the increase in depreciation and amortization expense of $1,063,555, the increase in interest expense of $500,693, the increase in loss on debt extinguishment of $3,743,325 and the increase in general and administrative expenses of $1,208,023, partially offset by the increase in total revenues of $3,205,504. Our operations were primarily negatively impacted by the costs incurred in connection with the Third Quarter Refinancing Transactions.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2016 were $56,371,925 compared to $53,166,421 for the three months ended September 30, 2015. The increase of $3,205,504 was primarily due to the average monthly rent for our property portfolio increasing from $998 at September 30, 2015 to $1,027 at September 30, 2016 primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects, as well as non-recurring insurance claim recoveries recognized during the three months ended September 30, 2016. Additionally, total units increased by 87 from 16,622 at September 30, 2015 to 16,709 at September 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended September 30, 2016 were $15,607,923 compared to $14,681,517 for the three months ended September 30, 2015. The increase of $926,406 was primarily due to higher costs incurred for utilities and repairs and maintenance during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2016 were $8,980,995 compared to $8,524,454 for the three months ended September 30, 2015. The increase of $456,541 was due primarily to increased assessed values of our property portfolio resulting in higher property taxes at certain of our properties. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2016 were $7,062,486 compared to $5,660,066 for the three months ended September 30, 2015. The increase of $1,402,420 was primarily due to the $1,493,727 in refinancing fees incurred in connection with the Third Quarter Refinancing Transactions during the three months ended September 30, 2016 compared to no refinancing fees incurred during the three months ended September 30, 2015. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future refinancing activity.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2016 were $17,559,941 compared to $16,496,386 for the three months ended September 30, 2015. The increase of $1,063,555 was primarily due to the net increase in depreciable and amortizable assets of $28,391,751 since September 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2016 was $10,520,206 compared to $10,019,513 for the three months ended September 30, 2015. The increase of $500,693 was primarily due to a net increase of $100,562,297 in our total notes payable balance from September 30, 2015 to September 30, 2016. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2016 was $3,743,325 compared to $0 for the three months ended September 30, 2015. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing of certain notes payable during the three months ended September 30, 2016. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expense
General and administrative expenses for the three months ended September 30, 2016 were $2,596,236 compared to $1,388,213 for the three months ended September 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $1,208,023 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the three months ended September 30, 2016. Similar activity did not occur during the three months ended September 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 and 2015
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015	Change $	Change %
Total revenues	$163,301,458	$156,461,523	$6,839,935	4%
Operating, maintenance and management	(43,220,781)	(40,275,265)	(2,945,516)	7%
Real estate taxes and insurance	(27,940,715)	(27,310,197)	(630,518)	2%
Fees to affiliates	(19,947,606)	(16,441,909)	(3,505,697)	21%
Depreciation and amortization	(51,723,985)	(48,832,712)	(2,891,273)	6%
Interest expense	(30,707,522)	(29,527,109)	(1,180,413)	4%
Loss on debt extinguishment	(4,932,369)	—	(4,932,369)	100%
General and administrative expenses	(6,185,026)	(4,405,988)	(1,779,038)	40%
Acquisition costs	—	(7,145)	7,145	(100)%
Net loss	$(21,356,546)	$(10,338,802)	$(11,017,744)	107%

NOI(1)	$84,389,684	$82,992,328	$1,397,356	2%
FFO(2)	$30,367,439	$38,493,910	$(8,126,471)	(21)%
MFFO(2)	$35,996,018	$40,624,771	$(4,628,753)	(11)%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net loss
For the nine months ended September 30, 2016, we had a net loss of $21,356,546 compared to a net loss of $10,338,802 for the nine months ended September 30, 2015. The increase in net loss of $11,017,744 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $2,945,516, the increase in real estate taxes and insurance of $630,518, the increase in fees to affiliates of $3,505,697, the increase in depreciation and amortization expense of $2,891,273, the increase in interest expense of $1,180,413, the increase in loss on debt extinguishment of $4,932,369 and the increase in general and administrative expenses of $1,779,038, partially offset by the increase in total revenues of $6,839,935 and the decrease in acquisition costs of $7,145. Our operations were primarily negatively impacted by the costs incurred in connection with the Refinancing Transactions.
Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2016 were $163,301,458 compared to $156,461,523 for the nine months ended September 30, 2015. The increase of $6,839,935 was primarily due to the average monthly rent for our property portfolio increasing from $998 at September 30, 2015 to $1,027 at September 30, 2016 primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects, as well as non-recurring insurance claim recoveries recognized during the nine months ended September 30, 2016. Additionally, our total units increase

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

d by 87 from 16,622 at September 30, 2015 to 16,709 at September 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and our value-enhancement strategy.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the nine months ended September 30, 2016 were $43,220,781 compared to $40,275,265 for the nine months ended September 30, 2015. The increase of $2,945,516 was primarily due to higher costs incurred for utilities, repairs and maintenance and property operating costs during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2016 were $27,940,715 compared to $27,310,197 for the nine months ended September 30, 2015. The increase of $630,518 was due primarily to increased assessed values of our property portfolio resulting in higher property taxes at certain of our properties. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2016 were $19,947,606 compared to $16,441,909 for the nine months ended September 30, 2015. This increase of $3,505,697 was primarily due to the $3,283,737 in refinancing fees incurred in connection with the Refinancing Transactions during the nine months ended September 30, 2016 compared to no refinancing fees incurred during the nine months ended September 30, 2015. Additionally, investment management fees and property management fees increased from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future refinancing activity.
Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2016 were $51,723,985 compared to $48,832,712 for the nine months ended September 30, 2015. The increase of $2,891,273 was primarily due to the net increase in depreciable and amortizable assets of $28,391,751 since September 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2016 was $30,707,522 compared to $29,527,109 for the nine months ended September 30, 2015. The increase of $1,180,413 was primarily due to a net increase of $100,562,297 in our total notes payable balance from September 30, 2015 to September 30, 2016. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2016 was $4,932,369 compared to $0 for the nine months ended September 30, 2015. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the refinancing of certain mortgage notes payable during the nine months ended September 30, 2016. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense
General and administrative expenses for the nine months ended September 30, 2016 were $6,185,026 compared to $4,405,988 for the nine months ended September 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $1,779,038 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2016 were $0 compared to $7,145 for the nine months ended September 30, 2015. The acquisition costs were consistent, with no meaningful changes from the nine months ended September 30, 2015 to the nine months ended September 30, 2016. We do not expect to incur significant acquisition costs in the future as we have invested all proceeds from our Public Offering.
Property Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2015. As of September 30, 2016, 65 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$54,866,867	$53,166,421	$1,700,446	3%
Operating expenses	26,632,347	25,204,578	1,427,769	6%
Net operating income	28,234,520	27,961,843	272,677	1%

Non-same-store properties:
Net operating income	—	—	—

Total net operating income(1)	$28,234,520	$27,961,843	$272,677
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2016 was $28,234,520 compared to $27,961,843 for the three months ended September 30, 2015. The 1% increase in same-store net operating income was primarily due to a 3% increase in same-store rental revenues offset by a 6% increase in same-store operating expenses over the comparable prior year period.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues
Same-store revenues for the three months ended September 30, 2016 were $54,866,867 compared to $53,166,421 for the three months ended September 30, 2015. The 3% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $998 as of September 30, 2015 to $1,027 as of September 30, 2016, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2016 were $26,632,347 compared to $25,204,578 for the three months ended September 30, 2015. The 6% increase in same-store operating expenses was primarily due to increased utilities, repairs and maintenance and real estate taxes for the three months ended September 30, 2016 relative to the comparable prior year period.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,699,187)	$(3,603,728)	$(21,356,546)	$(10,338,802)
Fees to affiliates(1)	5,019,057	3,661,459	13,822,316	10,558,176
Depreciation and amortization	17,559,941	16,496,386	51,723,985	48,832,712
Interest expense	10,520,206	10,019,513	30,707,522	29,527,109
Loss on debt extinguishment	3,743,325	—	4,932,369	—
General and administrative expenses	2,596,236	1,388,213	6,185,026	4,405,988
Acquisition costs	—	—	—	7,145
Other gains and losses	(1,505,058)	—	(1,624,988)	—
Net operating income	$28,234,520	$27,961,843	$84,389,684	$82,992,328
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2016 excludes property management fees of $1,621,239 and $4,793,878 and other fees of $422,190 and $1,331,412, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2015 excludes property management fees of $1,570,816 and $4,621,570 and other fees of $427,791 and $1,262,163, respectively, that are included in NOI.

(2)	Other gains and losses for the three and nine months ended September 30, 2016 include non-recurring insurance proceeds that are not included in NOI.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2016	2015	2016	2015
Net loss	$(9,699,187)	$(3,603,728)	$(21,356,546)	$(10,338,802)
Depreciation of real estate assets	17,521,649	16,458,094	51,609,109	48,502,050
Amortization of lease-related costs	38,292	38,292	114,876	330,662
FFO	7,860,754	12,892,658	30,367,439	38,493,910
Acquisition fees and expenses(1)(2)	—	187,735	960	194,880
Unrealized loss on derivative instruments	21,570	540,376	466,841	1,908,550
Loss on debt extinguishment	3,743,325	—	4,932,369	—
Change in value of restricted common stock to Advisor	57,714	5,291	228,409	27,431
MFFO	$11,683,363	$13,626,060	$35,996,018	$40,624,771
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2016 includes acquisition fees of $0 and $960 and acquisition fees of $187,735 and $187,735 for the three and nine months ended September 30, 2015,

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2016 also include acquisition expenses of $0 and $0 and acquisition expenses of $0 and $7,145 for the three and nine months ended September 30, 2015, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2016, the fair value of our fixed rate debt was $483,868,305 and the carrying value of our fixed rate debt was $473,819,459. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2016, the fair value of our variable rate debt was $742,553,362 and the carrying value of our variable rate debt was $745,683,805. Based on interest rates as of September 30, 2016, if interest rates were 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $7,705,406 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2017, interest expense on the variable rate debt would decrease by $4,055,430.
At September 30, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.07% and 2.68%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2016 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2016 were not in excess of the capped rates. See also Note 11 to our condensed consolidated financial statements included in this Quarterly Report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2016, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)	Approximate Dollar Value of Shares Available That May Be /Repurchased Under the Program
July 2016	163,822	93,939	$10.65	(4)
August 2016	134,534	—	—	(4)
September 2016	172,021	—	—	(4)
	470,377	93,939	$10.65
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. On October 31, 2016, we repurchased 189,743 shares of our common stock for a total repurchase value of $2,000,000, or $10.54 per share, pursuant to our share repurchase program.

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

(4)
The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted-average number of shares outstanding during the prior calendar year and the value of the shares repurchased shall not exceed $2,000,000 during the quarter beginning July 1, 2015, with shares repurchased each subsequent quarter not to exceed $1,000,000. The value of the shares that may be repurchased pursuant to the share

PART II—OTHER INFORMATION (continued)

repurchase program each quarter has increased from $1,000,000 to $2,000,000, effective on the October 2016 repurchase date.
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

Steadfast Income REIT, Inc.
Date:	November 14, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Kevin J. Keating
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report for the three months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2014 and incorporated herein by reference)

3.2
Bylaws of Steadfast Secure Income REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-160748) filed July 23, 2009 and incorporated herein by reference)

10.1
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Ashley Oaks, LLC and PNC Bank, National Association (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.2
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Ashley Oaks, LLC to Ann Johnson for the benefit of PNC Bank, National Association (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.3
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Ashley Oaks, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.4
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Buda Ranch, LLC and PNC Bank, National Association (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.5
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Buda Ranch, LLC to Ann Johnson for the benefit of PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.6
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Buda Ranch, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.7
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Deer Valley, LLC and PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.8
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of July 29, 2016, by and between SIR Deer Valley, LLC and PNC Bank, National Association (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.9
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Deer Valley, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.10
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Park, LLC and PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.11
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Park, LLC to Ann Johnson for the benefit of PNC Bank, National Association (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.12
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.13
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Place, LLC and PNC Bank, National Association (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.14
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Place, LLC to Ann Johnson for the benefit of PNC Bank, National Association (included as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.15
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.16
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Champion, LLC and PNC Bank, National Association (included as Exhibit 10.16 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.17
Multifamily Deed Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Champion, LLC to Ann Johnson for the benefit of PNC Bank, National Association (included as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.18
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Champion, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.18 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.19
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Audubon Park, LLC and PNC Bank, National Association (included as Exhibit 10.19 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.20
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing), dated as of July 29, 2016, by SIR Audubon Park, LLC to Joseph B. Pitt, Jr. for the benefit of PNC Bank, National Association (included as Exhibit 10.20 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.21
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Audubon Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.21 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.22
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (included as Exhibit 10.22 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.23
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (included as Exhibit 10.23 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.24
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Oak Crossing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.24 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.25
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Steiner Ranch Apartments, LLC and PNC Bank, National Association (included as Exhibit 10.25 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.26
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Steiner Ranch Apartments, LLC to Ann Johnson for the benefit of PNC Bank, National Association (included as Exhibit 10.26 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.27
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Steiner Ranch Apartments, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.27 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.28
Credit Agreement, dated July 29, 2016, by and between SIR Ashley Oaks, LLC, SIR Buda Ranch, LLC, SIR Deer Valley, LLC, SIR Carrington Park, LLC, SIR Carrington Place, LLC, SIR Carrington Champion, SIR Audubon Park, LLC, SIR Oak Crossing, LLC, SIR Steiner Ranch Apartments, LLC and PNC Bank, National Association (included as Exhibit 10.28 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.29
Multifamily Note, made as of July 29, 2016, by SIR Ashley Oaks, LLC, SIR Audubon Park, LLC, SIR Carrington Champion, LLC, SIR Carrington Park, LLC, SIR Carrington Place, LLC, SIR Deer Valley, LLC, SIR Steiner Ranch Apartments, LLC, SIR Oak Crossing, LLC and SIR Buda Ranch, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.29 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.30
Guaranty, dated as of July 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (included as Exhibit 10.30 to the Company’s Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

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