Form 10-K
period 2016-12-31
Steadfast Income REIT, Inc.
filed 2017-03-16
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. There were approximately 75,593,982 shares of common stock held by non-affiliates at June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $774,082,379, assuming a market value of $10.24 per share.
As of March 10, 2017, there were 76,011,185 shares of the Registrant’s common stock issued and outstanding.

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
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report, as the context requires, as the “Company,” “we,” “us” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We have invested in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2016, we owned 65 multifamily properties comprised of a total of 16,709 apartment homes and 25,973 square feet of rentable commercial space. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On July 19, 2010, we commenced our initial public offering of up to 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our initial public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan, effective December 1, 2014. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchase of Equity Securities—Market Information—Estimated Value Per Share” for further information regarding the estimated value per share.
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
2016 Highlights
During 2016, we:

•	invested $28,268,601 in improvements to our real estate investments of 65 multifamily properties;

•	paid cash distributions of $54,871,173, which constituted a 7.0% annualized distribution rate to our stockholders based on a purchase price of $10.24 per share;

•	generated cash flows from operations of $54,259,420;

•	generated net operating income of $113,675,575;

•
generated funds from operations of $43,933,833 (for further information on how we calculate funds from operations and a reconciliation of funds from operations to net loss, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations of $49,117,817 (for further information on how we calculate modified funds from operations and a reconciliation of modified funds from operations to net loss, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
received proceeds of $106,106,830, net of principal payments of $545,151,047 and deferred financing costs of $5,489,473, related to the Refinancing Transactions (for further information on the Refinancing Transactions, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources); and

•	generated a net loss of $25,579,651.
Plan of Liquidation
Pursuant to our Third Articles of Amendment and Restatement, or the charter, our board of directors is required to determine whether to pursue a liquidity event by December 31, 2016. In the event that the board of directors does not determine to pursue a liquidity event by December 31, 2016, the board of directors must adopt a resolution declaring that a proposed liquidation of us was advisable on substantially the terms and conditions set forth in the resolution, or the Plan of Liquidation, and direct that the proposed Plan of Liquidation be submitted for consideration at either an annual or special meeting of the stockholders. The adoption of a Plan of Liquidation and the submission to the stockholders could be postponed if a majority of directors, including a majority of independent directors, determined that a liquidation was not then in the best interest of the stockholders. On November 8, 2016, our board of directors, including a majority of the independent directors, determined that a liquidation is not in the best interests of the stockholders at this time, and, therefore, to postpone presenting a liquidation decision to stockholders. In accordance with our charter, the board of directors will reconsider whether to seek stockholder approval of our liquidation at least annually. The board of directors, pursuant to its fiduciary duties, continuously evaluates opportunities, including possible liquidation events, of us.

Our Real Estate Portfolio
As of December 31, 2016, we owned the 65 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
1	Park Place Condominiums	Des Moines, IA	151	86.8%	$846	12/22/2010	$8,323,400	$4,684,651
2	Clarion Park Apartments(4)	Olathe, KS	220	89.5%	815	6/28/2011	11,215,000	8,136,274
3	Cooper Creek Village	Louisville, KY	123	91.9%	947	8/24/2011	10,420,000	6,224,663
4	Truman Farm Villas(5)	Grandview, MO	200	97.5%	724	12/22/2011	9,100,000	5,465,173
5	EBT Lofts	Kansas City, MO	102	93.1%	1,035	12/30/2011	8,575,000	5,167,644
6	Windsor on the River	Cedar Rapids, IA	424	89.9%	722	1/26/2012	33,000,000	22,650,962
7	Renaissance St. Andrews	Louisville, KY	216	90.7%	698	2/17/2012	12,500,000	8,509,637
8	Spring Creek of Edmond	Edmond, OK	252	93.7%	869	3/9/2012	19,350,000	12,854,648
9	Montclair Parc Apartments	Oklahoma City, OK	360	91.9%	866	4/26/2012	35,750,000	22,770,672
10	Sonoma Grande Apartments	Tulsa, OK	336	94.0%	922	5/24/2012	32,200,000	21,372,685
11	Estancia Apartments	Tulsa, OK	294	92.5%	940	6/29/2012	27,900,000	20,738,073
12	Montelena Apartments	Round Rock, TX	232	93.1%	1,097	7/13/2012	18,350,000	11,617,425
13	Valley Farms Apartments	Louisville, KY	160	94.4%	895	8/30/2012	15,100,000	9,580,194
14	Hilliard Park Apartments	Columbus, OH	201	96.5%	1,047	9/11/2012	19,800,000	12,935,281
15	Sycamore Terrace Apartments	Terre Haute, IN	250	93.6%	1,134	9/20/2012 & 3/5/2014	23,174,157	17,794,863
16	Hilliard Summit Apartments	Columbus, OH	208	93.3%	1,205	9/28/2012	24,100,000	15,710,108
17	Springmarc Apartments	San Marcos, TX	240	93.3%	966	10/19/2012	21,850,000	14,478,724
18	Renaissance at St. Andrews Condominiums(6)	Louisville, KY	30	93.3%	779	10/31/2012	1,423,000	—
19	Ashley Oaks Apartments	San Antonio, TX	462	97.0%	818	11/29/2012	30,790,000	24,599,195
20	Arrowhead Apartments	Palatine, IL	200	89.5%	1,050	11/30/2012	16,750,000	11,780,189
21	The Moorings Apartments	Roselle, IL	216	93.5%	1,129	11/30/2012	20,250,000	14,240,269
22	Forty-57 Apartments	Lexington, KY	436	94.7%	919	12/20/2012	52,500,000	37,031,543
23	Keystone Farms Apartments	Nashville, TN	90	95.6%	1,254	12/28/2012	8,400,000	5,838,649
24	Riverford Crossing Apartments	Frankfort, KY	300	93.7%	872	12/28/2012	30,000,000	21,047,995
25	Valley Farms North(7)	Louisville, KY	128	93.0%	989	12/28/2012	14,607,032	9,670,974

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
26	Montecito Apartments	Austin, TX	268	91.4%	$940	12/31/2012	$19,000,000	$13,398,273
27	Hilliard Grand Apartments	Dublin, OH	314	93.0%	1,235	12/31/2012	40,500,000	29,112,914
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	288	94.8%	1,003	1/31/2013	34,560,000	23,877,008
29	Library Lofts East(8)	Kansas City, MO	118	94.1%	1,048	2/28/2013	12,750,000	8,517,144
30	The Trails at Buda Ranch	Buda, TX	264	97.0%	1,058	3/28/2013	23,000,000	20,793,446
31	Deep Deuce at Bricktown	Oklahoma City, OK	294	92.2%	1,287	3/28/2013	38,220,000	25,019,201
32	Deer Valley Apartments	Lake Bluff, IL	224	94.6%	1,290	4/30/2013	28,600,000	22,796,336
33	Grayson Ridge	North Richland Hills, TX	240	96.3%	872	5/31/2013	14,300,000	13,873,891
34	Rosemont at Olmos Park	San Antonio, TX	144	97.2%	1,265	5/31/2013	22,050,000	14,113,839
35	Retreat at Quail North	Oklahoma City, OK	240	92.9%	949	6/12/2013	25,250,000	16,686,497
36	The Lodge at Trails Edge	Indianapolis, IN	268	96.3%	727	6/18/2013	18,400,000	12,053,618
37	Arbors at Carrollton	Carrollton, TX	131	96.9%	957	7/3/2013	8,800,000	5,970,787
38	Waterford on the Meadow	Plano, TX	350	93.7%	989	7/3/2013	23,100,000	15,850,173
39	The Belmont	Grand Prairie, TX	260	94.6%	887	7/26/2013	12,100,000	8,817,677
40	Meritage at Steiner Ranch(9)	Austin, TX	502	91.2%	1,414	8/6/2013	80,000,000	58,137,072
41	Tapestry Park Apartments	Birmingham, AL	354	94.6%	1,278	8/13/2013 & 12/1/2014	50,285,000	43,595,145
42	Dawntree Apartments	Carrollton, TX	400	95.3%	928	8/15/2013	24,000,000	15,138,014
43	Stuart Hall Lofts(10)	Kansas City, MO	115	91.3%	1,287	8/27/2013	16,850,000	15,968,742
44	BriceGrove Park Apartments	Canal Winchester, OH	240	95.0%	858	8/29/2013	20,100,000	17,072,164
45	Retreat at Hamburg Place	Lexington, KY	150	96.0%	1,010	9/5/2013	16,300,000	12,031,675
46	Cantare at Indian Lake Village	Hendersonville, TN	206	94.7%	1,116	9/24/2013	29,000,000	28,090,912
47	Landing at Mansfield	Mansfield, TX	336	95.8%	1,027	9/27/2013	30,900,000	27,151,099
48	The Heights Apartments	Houston, TX	504	91.5%	907	9/30/2013	37,000,000	38,211,186
49	Villas at Huffmeister	Houston, TX	294	91.2%	1,168	10/10/2013	37,600,000	27,136,015
50	Villas at Kingwood	Kingwood, TX	330	91.5%	1,221	10/10/2013	40,150,000	35,269,793
51	Waterford Place at Riata Ranch	Cypress, TX	228	91.2%	1,077	10/10/2013	23,400,000	17,251,113
52	Carrington Place	Houston, TX	324	92.3%	1,035	11/7/2013	32,900,000	27,260,883

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
53	Carrington at Champion Forest	Houston, TX	284	93.7%	$1,066	11/7/2013	$33,000,000	$24,861,504
54	Carrington Park at Huffmeister	Cypress, TX	232	95.3%	1,147	11/7/2013	25,150,000	20,204,368
55	Willow Crossing	Elk Grove, IL	579	93.1%	1,111	11/20/2013	58,000,000	57,611,490
56	Echo at Katy Ranch	Katy, TX	260	93.1%	1,373	12/19/2013	35,100,000	—
57	Heritage Grand at Sienna Plantation	Missouri City, TX	240	94.6%	1,144	12/20/2013	27,000,000	17,245,125
58	Audubon Park	Nashville, TN	256	90.6%	903	12/27/2013	16,750,000	16,338,651
59	Mallard Crossing	Loveland, OH	350	94.3%	1,066	12/27/2013	39,800,000	33,488,573
60	Renaissance at Carol Stream	Carol Stream, IL	293	92.2%	1,006	12/31/2013	29,150,000	23,028,160
61	Reserve at Creekside	Chattanooga, TN	192	91.7%	927	3/28/2014	18,875,000	14,190,376
62	Mapleshade Park	Dallas, TX	148	97.3%	1,629	3/31/2014	23,325,000	19,235,309
63	Richland Falls(11)	Murfreesboro, TN	276	94.6%	1,028	5/16/2014	30,904,744	20,137,110
64	Oak Crossing	Fort Wayne, IN	222	94.1%	992	6/3/2014	24,230,000	17,644,671
65	Park Shore	St. Charles, IL	160	95.6%	1,189	9/12/2014	18,350,000	15,635,835
			16,709	93.5%	$1,026		$1,644,177,333	$1,217,716,280
________________

(1)	At December 31, 2016, our portfolio was approximately 95.4% leased. As of December 31, 2016, no single tenant accounted for greater than 10% of our 2016 gross annualized rental revenues.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we constructed, as applicable.

(4)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(5)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(6)
Renaissance at St. Andrews Condominiums, initially comprised of 29 apartment homes, was acquired by us on October 31, 2012. On May 20, 2016, we acquired one additional unit at the Renaissance at St. Andrews Condominiums community for a purchase price of $48,000.

(7)
Valley Farms North, initially comprised of 32 apartment homes and entitled for an additional 224 apartment homes, was acquired by us on December 28, 2012. During 2014, construction began on an additional 96 of the entitled 224 apartment homes at Valley Farms North. During 2015, all 96 additional apartment homes were completed and available to be leased.

(8)
Library Lofts East contains 16,680 rentable square feet of commercial space. As of December 31, 2016, the commercial space, which represents approximately 14.1% of the rentable square feet of Library Lofts East, was 100%

occupied by two tenants. The lease terms of the two tenants occupying the commercial space expire between 2019 and 2025. The tenants pay an average annual rent of $192,998, or approximately $11.57 per square foot.

(9)
Meritage at Steiner Ranch contains 4,843 rentable square feet of commercial space. As of December 31, 2016, the commercial space, which represents approximately 0.6% of the rentable square feet of Meritage at Steiner Ranch, was not occupied.

(10)
Stuart Hall Lofts contains 4,450 rentable square feet of commercial space. As of December 31, 2016, the commercial space, which represents approximately 3.1% of the rentable square feet of Stuart Hall Lofts, was 100% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2019. The tenant pays an average annual rent of $64,863, or approximately $14.58 per square foot.

(11)
Richland Falls was acquired by us on May 16, 2014 and includes improved land that is zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, all of which were completed and available to be leased as of December 31, 2016.

At December 31, 2016, our portfolio was approximately 93.5% occupied and the average monthly rent per leased multifamily home in our portfolio was $1,026. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 3.66 years.
We plan to invest approximately $3.5 million during the year ended December 31, 2017 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
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
Debt Policy
We have used, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition, development or renovation of our properties and our real estate-related assets. We believe that careful use of debt helps us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our initial public offering, our debt was approximately 65% of the aggregate cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our debt will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. At December 31, 2016, our debt was approximately 61% of the value of our properties, as determined by an independent third-party appraiser. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.
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
We may also compete with Steadfast Apartment REIT, Inc., or Steadfast Apartment REIT, and Steadfast Apartment REIT III, Inc., or Steadfast Apartment REIT III, non-traded REITs sponsored by our sponsor that commenced their ongoing initial public offerings in December 2013 and February 2016, respectively, and have similar investment strategies as us. However, we expect any competition with Steadfast Apartment REIT or Steadfast Apartment REIT III for property acquisitions to be limited as our initial public offering terminated on December 20, 2013 and we have deployed all of the net offering proceeds raised in our initial public offering. Additionally, Steadfast Apartment REIT terminated its initial public offering on March 24, 2016, and has deployed all of its net offering proceeds raised in its initial public offering.
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
General Investment Risks
From inception through December 31, 2016, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2016, we incurred a net loss of $148,998,676. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). From inception through the date of this annual report, a significant portion of distributions paid to our stockholders were funded from offering proceeds from our public offering. Of the $54,871,173 in total distributions we paid during the year ended December 31, 2016, 7.0% of such amounts were funded from sources other than cash flow from operations. To the extent we had funded distributions from the net proceeds of our public offering, we had less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations, the overall returns to our stockholders may be reduced and subsequent investors will experience dilution. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the United States financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the U.S. federal government following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2016, of our $1,644,177,333 of real estate assets, 41.2% was located in Texas, including 17.7% located in the Houston metropolitan area, 9.9% located in the Austin metropolitan area, 8.3% located in the Dallas/Fort Worth metropolitan area and 5.3% located in the San Antonio metropolitan area. Additionally, 10.4% of our real estate assets were located in the Chicago metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
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

Our board of directors determined an estimated value per share of $11.65 for shares of our common stock as of December 31, 2016. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with GAAP as of December 31, 2016. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or the Employee Retirement Income Security Act of 1974, or ERISA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2016), developments related to individual assets and changes in the real estate and capital markets.
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
Under our charter, if we had not determined to pursue a liquidity event by December 31, 2016, our charter required that we either (1) seek stockholder approval of our liquidation or (2) postpone presenting the liquidation decision to our stockholders if a majority of our board of directors, including a majority of the independent directors, determined that liquidation was not then in the best interests of our stockholders. If a majority of our board of directors, including a majority of the independent directors, determined that liquidation was not then in the best interests of our stockholders, our charter requires our board of directors to reconsider whether to seek stockholder approval of our liquidation at least annually. On November 8, 2016, our board of directors, including a majority of the independent directors, determined that a liquidation is not in the best interests of the stockholders at this time and, therefore, to postpone presenting a liquidation decision to stockholders. In accordance with our charter, the board of directors will reconsider whether to seek stockholder approval of our liquidation at least annually. The board of directors, pursuant to its fiduciary duties, continuously evaluates opportunities, including possible liquidation events, of us.
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
We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, our advisor’s employees and consultants selected by our board of directors for participation in the plan. As of December 31, 2016, we have issued an aggregate of 86,500 shares of restricted stock to our independent directors pursuant to this plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.

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
Neither we, our operating partnership or any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, t hrough our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.
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
The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same or other types of investments that we do.
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources our sponsor and its affiliates could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Steadfast Apartment REIT, Steadfast Apartment REIT III and Steadfast Alcentra Global Credit Fund. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us and our advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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
We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of real properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the real properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our real properties decreases, we may be forced to dispose of the properties at a price lower than the price we paid to acquire our properties, which could adversely impact results of our operations and our ability to make distributions and return capital to our investors.
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
A portion of our portfolio of real property investments is comprised of properties with commercial tenants. The leases for these commercial tenants are short-term leases, ranging from two to eight year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term commercial leases at our properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.

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
A portion of the real estate-related assets may be classified for accounting purposes as “held-for-sale.” These investments are carried at the lower of carrying value or estimated fair value less cost to sell. If these investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement. Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies. If we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.
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
Distributions payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Distributions payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
If our operating partnership fails to maintain its status as a partnership or as an otherwise disregarded entity, its income may be subject to taxation, which would reduce the cash available for distribution to you and likely result in a loss of our REIT status.
We intend to maintain the status of the operating partnership as a partnership or as a disregarded entity for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership or as a disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.

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
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
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
If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.
If you establish a plan or account through which you invest in our common stock, federal law may require you to withdraw required minimum distributions from such plan in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If you require liquidity, you may generally sell your shares, but such sale may be at a price less than the price at which you initially purchased your shares of our common stock. If you fail to withdraw required minimum distributions from your plan or account, you may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned 65 multifamily properties consisting of an aggregate of 16,709 multifamily homes and 25,973 square feet of rentable commercial space. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes constructed by us, as of December 31, 2016 was $1,644,177,333, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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
Stockholder Information
As of March 10, 2017, we had approximately 76.0 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In November 2016, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under FINRA Rule 2340. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of the board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2016.
From CBRE Cap’s engagement through the issuance of its valuation report on February 15, 2017, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock upon appraisals of all our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $10.96 and $12.32 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended that the board of directors adopt $11.65 as the estimated value per share of our common stock as of December 31, 2016. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates in the sensitivity analysis. On February 15, 2017, our board of directors accepted the recommendation of the valuation committee and approved $11.65 as the estimated value per share of our common stock as of December 31, 2016. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2016.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us which contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2016, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2016, as prepared by us.
These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all Member of Appraisal Institute, or MAI, appraisals. The appraisals were prepared by CBRE and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals of CBRE, and described the results of such appraisals in its valuation report. Discreet values were assigned to each property in our portfolio.
Our valuation committee and board of directors considered the following valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its valuation report. Unlevered, ten-year discounted cash flow analyses from appraisals were created for our fully operational properties. For non-stabilized properties, lease-up discounts were applied to discounted cash flow to arrive at an “As Is” value. The “terminal capitalization rate” method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors.
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share was designed to follow the recommendations of the IPA valuation guidelines.
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	6.14% - 6.45%	6.29%
Discount rate	7.45% - 7.84%	7.64%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by

2.5% in either direction, which represents a 5% sensitivity analysis, in accordance with the IPA valuation guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.33	$(0.36)
Discount rate	0.32	(0.36)
In its valuation report, CBRE Cap included an estimate of the December 31, 2016 value of our assets, including cash and select other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to the GAAP fair values for the year ended December 31, 2016, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $6,540,119.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in its real estate portfolio to be in the range of $1,957,021,924 to $2,070,590,612 and the Company’s net asset value to range between $835,192,604 and $938,623,630, or between $10.96 and $12.32 per share, based on a share count of 76,202,862 shares issued and outstanding as of December 31, 2016.
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
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2016 and 2015.

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2016	2015	2016	2015
Real estate properties	$2,014,340,000	$1,988,400,000	$26.43	$25.93
Cash	66,224,027	32,076,582	0.87	0.42
Other assets	65,175,883	34,533,491	0.86	0.45
Mortgage debt	(1,197,015,105)	(1,118,126,231)	(15.71)	(14.58)
Other liabilities	(54,790,262)	(51,665,674)	(0.72)	(0.67)
Incentive fee	(6,540,119)	(8,278,117)	(0.09)	(0.11)
Estimated value per share	$887,394,424	$876,940,051	$11.65	$11.44

The estimated value of the real estate properties as of December 31, 2016 and 2015 was $2,014,340,000 and $1,988,400,000, respectively, while the total cost of the real estate properties was $1,720,653,099 and $1,693,275,223, respectively (comprised of the aggregate contractual purchase price and capital expenditures subsequent to acquisition).
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued February 15, 2017, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2016, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
Each of CBRE Cap and CBRE reviewed the information supplied or otherwise made available to it by us or our advisor, for reasonableness, and assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith reflecting our and our advisor’s best currently available estimates and judgments and other subjective judgments, and relied upon us and our advisor to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. CBRE Cap assumes no obligation to update or otherwise revise these materials. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.
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

The December 31, 2016 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on February 15, 2017. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2017, in accordance with the IPA valuation guidelines.
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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2016 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past three years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. In addition, we anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. We may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2016. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions currently declared are calculated at a rate of $0.001958 per share of common stock per day, which if paid each day over a 366-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to April 1, 2016, distributions were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2016 and 2015 are as follows:

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,649,330	$13,673,510	$13,767,424	$13,738,003	$54,828,267
Total Per Share Distribution	$0.178	$0.178	$0.180	$0.180	$0.716
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,585,679	$13,736,290	$13,888,802	$13,865,446	$55,076,217
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Ordinary income	—%	17.6%
Return of capital	100.0%	82.4%
Total	100.0%	100.0%
On October 21, 2014, our board of directors elected to suspend our distribution reinvestment plan, effective with distributions earned beginning on December 1, 2014. All distributions paid following November 20, 2014 are paid in cash. For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On August 9, 2016, we granted each of the three independent directors 2,500 shares of restricted common stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
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
Repurchases of shares of our common stock are made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter, which we refer to as the “repurchase date.” Stockholders may withdraw their repurchase request at any time up to three business days prior to the end of the fiscal quarter. On October 21, 2014, our board of directors elected to suspend our share repurchase program, effective November 20, 2014. On May 12, 2015, our board of directors elected to reinstate the share repurchase program, effective July 1, 2015 on the terms and subject to the limitations described below.
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
We are not obligated to repurchase shares of our common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year. Effective July 1, 2015, our board of directors determined to limit the amount of shares repurchased pursuant to the share repurchase program to an amount not to exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, our board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000 per quarter, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of our common stock.

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
During the year ended December 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	95,406	99,243	$10.08	(4)
February 2016	45,778	—	—	(4)
March 2016	206,328	—	—	(4)
April 2016	110,658	96,215	10.39	(4)
May 2016	81,565	—	—	(4)
June 2016	74,727	—	—	(4)
July 2016	163,822	93,939	10.65	(4)
August 2016	134,534	—	—	(4)
September 2016	172,021	—	—	(4)
October 2016	103,251	189,750	10.54	(4)
November 2016	98,598	—	—	(4)
December 2016	48,721	—	—	(4)
	1,335,409	479,147
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On January 31, 2017, we redeemed 183,955 shares of our common stock for a total redemption value of $2,000,000, or $10.87 per share, pursuant to our share repurchase program.

(2)	Pursuant to the plan, as amended, we currently repurchase shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount the respective stockholder paid to acquire the shares from us.

(3)	For the year ended December 31, 2016, the sources of the cash used to redeem shares were 58% from cash flow from operations and 42% from available financings from our credit facilities.

(4)
The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted-average number of shares outstanding during the prior calendar year and the value of the shares repurchased shall not exceed $2,000,000 during the quarter beginning July 1, 2015, with shares repurchased each subsequent quarter not to exceed $1,000,000. Effective with the October 2016 repurchase date, the value of the shares that may be repurchased pursuant to the share repurchase program increased from $1,000,000 to $2,000,000.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2016, 2015, 2014, 2013 and 2012, and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data
Total real estate, net	$1,461,534,875	$1,503,455,095	$1,538,610,961	$1,470,963,159	$559,972,087
Total assets	1,592,934,785	1,570,303,350	1,609,067,128	1,561,889,854	582,586,556
Notes payable	1,217,716,280	1,115,752,899	1,084,757,025	987,329,800	413,802,388
Total liabilities	1,272,506,542	1,163,855,827	1,132,003,898	1,031,826,319	427,455,885
Redeemable common stock	—	—	—	12,945,007	3,049,521
Total stockholders’ equity	320,428,243	406,447,523	477,063,230	517,118,528	152,081,150

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating data
Total revenues	$218,237,532	$209,390,658	$195,929,856	109,101,517	$30,586,932
Net loss	(25,579,651)	(13,024,358)	(25,742,292)	(55,879,857)	(22,559,927)
Net loss attributable to common stockholders	(25,579,651)	(13,024,358)	(25,742,292)	(55,879,857)	(22,559,927)
Loss per common share - basic and diluted	(0.34)	(0.18)	(0.34)	(1.39)	(1.84)
Other data
Cash flows provided by (used in) operating activities	54,259,420	51,424,087	50,350,848	(2,249,133)	(4,563,196)
Cash flows used in investing activities	(56,905,196)	(29,660,218)	(126,817,478)	(849,128,988)	(382,505,492)
Cash flows provided by (used in) financing activities	36,793,221	(19,216,599)	86,443,737	861,401,662	384,396,671
Distributions declared	54,828,267	55,076,217	54,296,664	28,645,761	8,636,158
Distributions declared per common share(1)	0.716	0.718	0.718	0.718	0.706
Weighted-average number of common shares outstanding, basic and diluted	76,195,083	76,335,114	75,450,215	40,169,940	12,238,094
FFO(2)	43,933,833	52,615,838	33,994,751	(7,404,678)	(7,602,070)
MFFO(2)	49,117,817	55,143,904	45,002,936	19,253,075	5,828,557
________________

(1)
Distributions declared per common share for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001958 per share of common stock per day, which if paid each day over a 366-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to April 1, 2016, distributions were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

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
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan, effective December 1, 2014. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016.
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
Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Our plan is to provide rental housing for these generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 - $55,000. We believe these factors will continue to contribute to the demand for multifamily housing.

Our Real Estate Portfolio
As of December 31, 2016, we owned the 65 multifamily properties listed below:

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2016	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,684,651	86.8%	94.7%	$846	$877
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,136,274	89.5%	95.0%	815	781
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,224,663	91.9%	94.3%	947	903
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,465,173	97.5%	98.5%	724	697
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,167,644	93.1%	95.1%	1,035	1,009
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	22,650,962	89.9%	92.2%	722	688
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,509,637	90.7%	94.9%	698	705
8	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	12,854,648	93.7%	95.6%	869	842
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,770,672	91.9%	94.7%	866	864
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,372,685	94.0%	93.8%	922	956
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,738,073	92.5%	93.9%	940	967
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,617,425	93.1%	93.5%	1,097	1,071
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,580,194	94.4%	93.8%	895	857
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,935,281	96.5%	91.5%	1,047	998
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,794,863	93.6%	97.6%	1,134	1,154
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,710,108	93.3%	92.8%	1,205	1,105
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,478,724	93.3%	97.9%	966	956
18	Renaissance at St. Andrews Condominiums(4)	Louisville, KY	10/31/2012	30	1,423,000	—	93.3%	100.0%	779	689
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	24,599,195	97.0%	95.2%	818	793
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,780,189	89.5%	93.5%	1,050	1,061
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,240,269	93.5%	95.8%	1,129	1,080
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	37,031,543	94.7%	95.2%	919	881

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2016	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$5,838,649	95.6%	100.0%	$1,254	$1,138
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	21,047,995	93.7%	95.3%	872	835
25	Valley Farms North(5)	Louisville, KY	12/28/2012	128	14,607,032	9,670,974	93.0%	74.2%	989	885
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,398,273	91.4%	97.0%	940	908
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	29,112,914	93.0%	94.9%	1,235	1,252
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	23,877,008	94.8%	91.7%	1,003	1,032
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,517,144	94.1%	95.8%	1,048	981
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	20,793,446	97.0%	97.0%	1,058	1,003
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	25,019,201	92.2%	92.5%	1,287	1,349
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	22,796,336	94.6%	92.4%	1,290	1,262
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	13,873,891	96.3%	95.4%	872	815
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,113,839	97.2%	93.8%	1,265	1,218
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,686,497	92.9%	94.6%	949	948
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	12,053,618	96.3%	94.8%	727	714
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	5,970,787	96.9%	95.4%	957	893
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,850,173	93.7%	96.6%	989	885
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,817,677	94.6%	95.4%	887	767
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	58,137,072	91.2%	94.0%	1,414	1,368
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,595,145	94.6%	95.2%	1,278	1,273
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,138,014	95.3%	96.0%	928	836
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	15,968,742	91.3%	96.5%	1,287	1,274
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,072,164	95.0%	95.0%	858	815
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,031,675	96.0%	94.0%	1,010	953
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	28,090,912	94.7%	96.1%	1,116	1,164
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	27,151,099	95.8%	97.0%	1,027	949

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2016	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
48	Heights at 2121	Houston, TX	9/30/2013	504	$37,000,000	$38,211,186	91.5%	92.5%	$907	$957
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,136,015	91.2%	92.9%	1,168	1,145
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,269,793	91.5%	90.6%	1,221	1,241
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,251,113	91.2%	91.7%	1,077	1,093
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,260,883	92.3%	92.0%	1,035	1,054
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,861,504	93.7%	96.1%	1,066	1,099
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,204,368	95.3%	93.5%	1,147	1,126
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,611,490	93.1%	94.8%	1,111	1,062
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	93.1%	86.9%	1,373	1,236
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	17,245,125	94.6%	92.5%	1,144	1,190
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	16,338,651	90.6%	91.8%	903	895
59	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,488,573	94.3%	90.6%	1,066	986
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	23,028,160	92.2%	92.5%	1,006	1,008
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,190,376	91.7%	95.3%	927	959
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,235,309	97.3%	91.2%	1,629	1,474
63	Richland Falls(6)	Murfreesboro, TN	5/16/2014	276	30,904,744	20,137,110	94.6%	96.8%	1,028	924
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	17,644,671	94.1%	89.6%	992	950
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	15,635,835	95.6%	90.6%	1,189	1,152
				16,709	$1,644,177,333	$1,217,716,280	93.5%	94.0%	$1,026	$999
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	At December 31, 2016 and 2015, our portfolio was approximately 95.4% and 95.4% leased.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(4)
Renaissance at St. Andrews Condominiums, initially comprised of 29 apartment homes, was acquired by us on October 31, 2012. On May 20, 2016, we acquired one additional unit at the Renaissance at St. Andrews Condominiums community for a purchase price of $48,000.

(5)
Valley Farms North, initially comprised of 32 apartment homes and entitled for an additional 224 apartment homes, was acquired by us on December 28, 2012. During 2014, construction began on an additional 96 of the entitled 224 apartment homes at Valley Farms North. During 2015, all 96 additional apartment homes were completed and available to be leased.

(6)
Richland Falls was acquired by us on May 16, 2014 and included improved land zoned for an additional 86 apartment homes. During 2015, construction began on an additional 86 apartment homes at Richland Falls, all of which were completed and available to be leased as of December 31, 2016.

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the aggregate cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. At December 31, 2016, our debt was approximately 61% of the value of our properties, as determined by an independent third party appraiser. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects at our properties, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Additionally, we expect to use our capital resources to make certain payments to our advisor in connection with the disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $66,224,027 as of December 31, 2016;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short term liquidity requirements, we may also utilize proceeds from the sale of our properties. We may also conduct additional public or private offerings of securities. We expect these resources will be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association, or PNC Bank, to borrow up to $5,000,000. On April 25, 2013, we amended the credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and provided certain security for borrowings under the credit facility. The maximum amounts that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively. The amended and restated credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, we repaid all outstanding amounts due and terminated the amended and restated credit facility.

On July 29, 2016, nine wholly-owned subsidiaries entered into a credit agreement and a multifamily note with PNC Bank that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of our existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility will be secured by certain of our properties. See Note 5 (Debt) of the accompanying consolidated financial statements. As of December 31, 2016, $235,124,750 was outstanding on our credit facility. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
On June 29 and June 30, 2016, 14 of our wholly-owned subsidiaries terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements, each a loan agreement, with, as applicable, PNC Bank and Berkeley Point Capital LLC, or Berkeley, and, together with PNC Bank, the Lenders, for an aggregate principal amount of $358,002,000, or the June Refinancing Transactions. On July 29, 2016, nine of our wholly-owned subsidiaries also entered into a credit agreement with PNC Bank in connection with the refinancing of certain additional mortgage loans. Further, on August 30, 2016 and September 29, 2016, three of our wholly-owned subsidiaries terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600, together with the June Refinancing Transactions, the Refinancing Transactions.
In the June Refinancing Transactions, each loan agreement was made pursuant to the Freddie Mac Capital Markets Execution Program, or the CME, as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement provides for a term loan with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with its terms. Each loan accrues interest at one-month LIBOR plus 2.31%. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016.
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2016, we owned 65 multifamily properties. During the year ended December 31, 2016, net cash provided by operating activities was $54,259,420 compared to net cash provided by operating activities of $51,424,087 for the year ended December 31, 2015. The increase in net cash provided by operating activities is primarily due to changes in net loss, depreciation and amortization, the change in fair value of interest rate cap agreements, loss on debt extinguishment, restricted cash and accounts payable and accrued liabilities.
Cash Flows Used in Investing Activities
During the year ended December 31, 2016, net cash used in investing activities was $56,905,196 compared to net cash used in investing activities of $29,660,218 during the year ended December 31, 2015. The increase in net cash used in investing activities was primarily due to a $30,000,000 investment in a certificate of deposit during the year ended December 31, 2016, compared to the year ended December 31, 2015. Net cash used in investing activities during the year ended December 31, 2016 consisted of the following:

•	$30,000,000 of cash used for short-term investments;

•	$28,268,601 of cash used for improvements to real estate investments;

•	$628,878 of cash provided by restricted cash accounts related to replacement reserves;

•	$259,000 of cash used to purchase interest rate cap agreements; and

•	$993,527 of cash provided by insurance claims.

Cash Flows from Financing Activities
For the year ended December 31, 2016, net cash provided by financing activities was $36,793,221 compared to net cash used in financing activities of $19,216,599 during the year ended December 31, 2015. The increase in cash flow from financing activities is due primarily to the increase in proceeds from notes payable in connection with the Refinancing Transactions, partially offset by increases to payments of deferred financing costs, debt extinguishment costs and redemptions of common stock. Net cash provided by financing activities during the year ended December 31, 2016 consisted of the following:

•
$135,258,019 net cash used for principal payments of mortgage notes payable, net of deferred financing costs in the amount of $5,489,473 and proceeds from the issuance of mortgage notes payable of $428,196,350, each primarily in connection with the Refinancing Transactions;

•	$235,124,750 provided by borrowings from the credit facilities, net of principal payments of $16,000,000, primarily in connection with the Refinancing Transactions;

•	$3,202,337 of cash paid for debt extinguishment costs in connection with the Refinancing Transactions;

•	$5,000,000 of cash paid for the redemption of common stock; and

•	$54,871,173 of net cash distributions to our stockholders.
Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. At December 31, 2016, our debt was approximately 61% of the value of our properties, as determined by an independent third party appraiser. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.
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
As of December 31, 2016, we had notes payable totaling an aggregate principal amount of $1,217,716,280, including the net premiums on certain notes payable of $2,208,619 and the net deferred financing costs of $8,846,909. For more information on our outstanding indebtedness, see Note 5 (Debt) to the consolidated financial statements included in this annual report.
The following is a summary of our contractual obligations as of December 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$238,792,662	$40,188,192	$69,759,862	$54,156,190	$74,688,418
Principal payments on outstanding debt obligations(2)	1,224,354,570	50,172,191	165,683,586	380,809,558	627,689,235
Total	$1,463,147,232	$90,360,383	$235,443,448	$434,965,748	$702,377,653

________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2016. We incurred interest of $40,631,593 during the year ended December 31, 2016, including amortization of deferred financing costs totaling $1,723,186, amortization of loan premiums of $1,243,385, net unrealized gains from the change in fair value of interest rate cap agreements of $61,698 and capitalized interest of $80,166.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods in addition to our value-enhancement strategy. Although we owned all 65 multifamily properties as of December 31, 2016, 2015 and 2014, our results of operations were affected by the construction of an additional 86 apartment homes at one existing multifamily property during the year ended December 31, 2016, the construction of an additional 96 apartment homes at one existing multifamily property during the year ended December 31, 2015, the seven multifamily properties acquired during the year ended December 31, 2014 and our value-enhancement activity completed through December 31, 2016, as further discussed below.
Our results of operations for the years ended December 31, 2016, 2015 and 2014 are not indicative of those expected in future periods. During the year ended December 31, 2014, we invested the remaining proceeds from our public offering and therefore increased our borrowings and made acquisitions during the period, which had a significant impact on our future results of operations. For the years ended December 31, 2016 and 2015, we deployed the remaining offering proceeds and performed value-enhancement projects, which has had a significant impact on our results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”

Consolidated Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table summarizes the consolidated results of operations for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015	Change $	Change %
Total revenues	$218,237,532	$209,390,658	$8,846,874	4%
Operating, maintenance and management	(57,832,187)	(53,915,306)	(3,916,881)	7%
Real estate taxes and insurance	(36,507,827)	(35,825,445)	(682,382)	2%
Fees to affiliates	(25,440,718)	(21,927,913)	(3,512,805)	16%
Depreciation and amortization	(69,513,484)	(65,640,196)	(3,873,288)	6%
Interest expense	(40,551,427)	(39,149,018)	(1,402,409)	4%
Loss on debt extinguishment	(4,932,369)	—	(4,932,369)	100%
General and administrative expenses	(9,039,171)	(5,949,993)	(3,089,178)	52%
Acquisition costs	—	(7,145)	7,145	(100)%
Loss from continuing operations	$(25,579,651)	$(13,024,358)	$(12,555,293)	96%

NOI(1)	$113,675,575	$112,345,930	$1,329,645	1%
FFO(2)	$43,933,833	$52,615,838	$(8,682,005)	(17)%
MFFO(2)	$49,117,817	$55,143,904	$(6,026,087)	(11)%
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

Loss from continuing operations
For the year ended December 31, 2016, we had a loss from continuing operations of $25,579,651 compared to a loss from continuing operations of $13,024,358 for the year ended December 31, 2015. The increase in loss from continuing operations of $12,555,293 over the prior year was primarily due to the increase in operating, maintenance and management expenses of

$3,916,881, the increase in real estate taxes and insurance of $682,382, the increase in fees to affiliates of $3,512,805, the increase in depreciation and amortization expense of $3,873,288, the increase in interest expense of $1,402,409, the increase in loss on debt extinguishment of $4,932,369 and the increase in general and administrative expenses of $3,089,178, partially offset by the increase in total revenues of $8,846,874 and the decrease in acquisition costs of $7,145. Our operations were primarily negatively impacted by the costs incurred in connection with the Refinancing Transactions.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2016 were $218,237,532 compared to $209,390,658 for the year ended December 31, 2015. The increase of $8,846,874 was primarily due to our total units increasing by 87 from 16,622 at December 31, 2015 to 16,709 at December 31, 2016 and average monthly rents increasing from $999 at December 31, 2015 to $1,026 at December 31, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and the implementation of our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2016 were $57,832,187 compared to $53,915,306 for the year ended December 31, 2015. The increase of $3,916,881 was primarily due to higher costs incurred for utilities, repairs and maintenance and property operating costs during the year ended December 31, 2016 compared to the year ended December 31, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2016 were $36,507,827 compared to $35,825,445 for the year ended December 31, 2015. The increase of $682,382 was primarily due to increased assessed values of our property portfolio resulting in higher property taxes at certain of our properties. We expect these amounts may increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2016 were $25,440,718 compared to $21,927,913 for the year ended December 31, 2015. The increase of $3,512,805 was primarily due to the $3,283,737 in refinancing fees incurred in connection with the Refinancing Transactions during the year ended December 31, 2016, compared to no refinancing fees incurred during the year ended December 31, 2015. Additionally, investment management fees and property management fees increased from the year ended December 31, 2015 to the year ended December 31, 2016. We expect fees to affiliates to decrease in future periods as a result of the decrease in anticipated future refinancing activity.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2016 were $69,513,484 compared to $65,640,196 for the year ended December 31, 2015. The increase of $3,873,288 was primarily due to the net increase in depreciable and amortizable assets of $29,570,511 since December 31, 2015 from the completion of construction of additional 86 apartment homes at an existing multifamily property and the implementation of our value-enhancement strategy. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2016 was $40,551,427 compared to $39,149,018 for the year ended December 31, 2015. The increase of $1,402,409 was primarily due to the net increase in the notes payable balance of $101,963,381 from December 31, 2015 to December 31, 2016, partially offset by the unrealized gain on derivative instruments of $61,698 for the year ended December 31, 2016 and unrealized loss on derivative instruments of $2,032,746 for the year ended December 31, 2015. Included in interest expense is the amortization of deferred financing costs of $1,723,186 and $1,553,718 and amortization of loan premiums and discounts of $1,243,385 and $1,234,793 for the years ended December 31,

2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2016 was $4,932,369 compared to $0 for the year ended December 31, 2015. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the Refinancing Transactions. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2016 were $9,039,171 compared to $5,949,993 for the year ended December 31, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $3,089,178 was primarily due to costs incurred related to the Refinancing Transactions during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Acquisition costs
Acquisition costs for the year ended December 31, 2016 were $0 compared to $7,145 for the year ended December 31, 2015. We do not expect to incur significant acquisition costs in future periods as we have invested all proceeds from our public offering.
Consolidated Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table summarizes the consolidated results of operations for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014	Change $	Change %
Total revenues	$209,390,658	$195,929,856	$13,460,802	7%
Operating, maintenance and management	(53,915,306)	(52,427,001)	(1,488,305)	3%
Real estate taxes and insurance	(35,825,445)	(34,750,097)	(1,075,348)	3%
Fees to affiliates	(21,927,913)	(23,923,921)	1,996,008	(8)%
Depreciation and amortization	(65,640,196)	(69,681,177)	4,040,981	(6)%
Interest expense	(39,149,018)	(40,370,846)	1,221,828	(3)%
Loss on debt extinguishment	—	(1,939,817)	1,939,817	(100)%
General and administrative expenses	(5,949,993)	(6,896,519)	946,526	(14)%
Acquisition costs	(7,145)	(1,626,904)	1,619,759	(100)%
Loss from continuing operations	$(13,024,358)	$(35,686,426)	$22,662,068	(64)%

NOI(1)	$112,345,930	$101,797,896	$10,548,034	10%
FFO(2)	$52,615,838	$33,994,751	$18,621,087	55%
MFFO(2)	$55,143,904	$45,002,936	$10,140,968	23%
________________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
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
Fees to affiliates
Fees to affiliates for the year ended December 31, 2015 were $21,927,913 compared to $23,923,921 for the year ended December 31, 2014. The decrease of $1,996,008 was primarily due to acquisition fees of $187,735 earned by our advisor in connection with the completion of the construction of an additional 96 apartment homes at an existing multifamily property during the year ended December 31, 2015, compared to acquisition fees of $3,251,400 earned by our advisor in connection with the acquisition of seven multifamily properties with an aggregate purchase price of $130,339,157 during the year ended December 31, 2014. This decrease was partially offset by investment management fees of $13,854,825 earned by our advisor during the year ended December 31, 2015, compared to investment management fees of $13,252,309 earned during the year ended December 31, 2014.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2015 were $65,640,196 compared to $69,681,177 for the year ended December 31, 2014. The decrease of $4,040,981 was primarily due to the tenant origination and absorption costs recognized from the significant number of acquisitions made leading up to, and immediately after, the conclusion of our initial public offering on December 20, 2013 that were fully amortized prior to the year ended December 31, 2015. This decrease was partially offset by a net increase in depreciable and amortizable assets of $29,803,132 since December 31, 2014 from the completion of construction of additional 96 apartment homes at an existing multifamily property and out value-enhancement strategy.

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
General and administrative expense
General and administrative expenses for the year ended December 31, 2015 were $5,949,993 compared to $6,896,519 for the year ended December 31, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $946,526 was primarily due to the costs incurred the year ended December 31, 2014 related to the evaluation of strategic alternatives.
Acquisition costs
Acquisition costs for the year ended December 31, 2015 were $7,145 compared to $1,626,904 for the year ended December 31, 2014. The decrease in acquisition costs related primarily to no acquisitions of multifamily properties being made during 2015 compared to seven acquisitions of multifamily properties during 2014.
Property Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2015. As of December 31, 2016, 65 properties were categorized as same-store properties.

The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$216,095,792	$209,351,763	$6,744,029	3%
Operating expenses	102,420,217	97,057,602	5,362,615	6%
Net operating income	113,675,575	112,294,161	1,381,414	1%

Non-same-store properties:
Net operating income	—	51,769	(51,769)

Total net operating income(1)	$113,675,575	$112,345,930	$1,329,645
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the year ended December 31, 2016 was $113,675,575 compared to $112,294,161 for the year ended December 31, 2015. The 1% increase in same-store net operating income was primarily due to the 3% increase in same-store rental revenues partially offset by a 6% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the year ended December 31, 2016 were $216,095,792 compared to $209,351,763 for the year ended December 31, 2015. The 3% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $999 as of December 31, 2015 to $1,026 as of December 31, 2016.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2016 were $102,420,217 compared to $97,057,602 for the year ended December 31, 2015. The 6% increase in same-store operating expenses was primarily due to increased utilities, repairs and maintenance and property tax expense during the year ended December 31, 2016 compared to the prior year.
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
The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2016	2015	2016	2015	2014
Net loss	$(4,223,102)	$(2,685,557)	$(25,579,651)	$(13,024,358)	$(25,742,292)
Fees to affiliates(1)	3,538,199	3,484,384	17,360,515	14,042,560	16,503,709
Depreciation and amortization	17,789,498	16,807,484	69,513,484	65,640,196	69,681,177
Interest expense	9,843,905	9,621,910	40,551,427	39,149,018	40,370,846
Loss on debt extinguishment	—	—	4,932,369	—	1,939,817
General and administrative expenses	2,550,631	1,544,005	9,039,171	5,949,993	6,896,519
Acquisition costs	—	—	—	7,145	1,626,904
Gain on sales of real estate	—	—	—	—	(9,944,134)
Other (gains) and losses(2)	(516,752)	84,709	(2,141,740)	581,376	465,350
Net operating income	$28,982,379	$28,856,935	$113,675,575	$112,345,930	$101,797,896
________________

(1)
Fees to affiliates for the three months and year ended December 31, 2016 excludes property management fees of $1,612,601 and $6,406,479 and other fees of $342,312 and $1,673,724, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2015 excludes property management fees of $1,566,955 and $6,188,525 and other fees of $434,665 and $1,696,828, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2014 excludes property management fees of $5,802,772 and other fees of $1,617,440 that are included in NOI.

(2)	Other gains and losses for the years ended December 31, 2016, 2015 and 2014 include non-recurring insurance proceeds and certain corporate level expenses that are not included in NOI.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets and loss on extinguishment of debts as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
Reconciliation of net loss to MFFO:	2016	2015	2014
Net loss	$(25,579,651)	$(13,024,358)	$(25,742,292)
Depreciation of real estate assets	69,360,316	65,271,243	59,014,085
Amortization of lease-related costs	153,168	368,953	10,667,092
Gain on sales of real estate, net	—	—	(9,944,134)
FFO	43,933,833	52,615,838	33,994,751
Acquisition fees and expenses(1)(2)	960	194,880	4,878,304
Unrealized (gain) loss on derivative instruments	(61,698)	2,032,746	4,353,301
Loss on debt extinguishment	4,932,369	—	1,939,817
Amortization of below-market leases	—	—	(163,237)
Change in value of restricted common stock to Advisor	312,353	300,440	—
MFFO	$49,117,817	$55,143,904	$45,002,936

FFO per share - basic and diluted	$0.58	$0.69	$0.45
MFFO per share - basic and diluted	0.64	0.72	0.60
Loss per common share - basic and diluted	(0.34)	(0.18)	(0.34)
Weighted average number of common shares outstanding, basic and diluted	76,195,083	76,335,114	75,450,215
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

(2)
Acquisition fees and expenses for the years ended December 31, 2016, 2015 and 2014 includes acquisition fees of $960, $187,735 and $3,251,400, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations and acquisition expenses of $0, $7,145 and $1,626,904, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

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
As of December 31, 2016, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
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
During 2016, distributions (1) accrued daily to our stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) (i) for the three months ended March 31, 2016, were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock, and (ii) for the nine months ended December 31, 2016, were calculated at a rate of $0.001958 per share per day, which if paid each day over a 366-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. There is no guaranty that we will pay distributions at this rate in the future if at all.
Distributions declared and paid during each of the four quarters ended December 31, 2016 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)(4)	Sources of Distributions Paid		Net Cash Provided By Operating Activities
				Cash Flow From Operations	Credit Facilities

First Quarter 2016	$13,649,330	$0.178	$13,669,663	$11,942,765	$1,726,898	$11,942,765
Second Quarter 2016	13,673,510	0.178	13,829,064	11,699,749	2,129,315	11,699,749
Third Quarter 2016	13,767,424	0.180	13,772,501	13,772,501	—	14,661,164
Fourth Quarter 2016	13,738,003	0.180	13,599,945	13,599,945	—	15,955,742
	$54,828,267	$0.716	$54,871,173	$51,014,960	$3,856,213	$54,259,420
________________

(1)
Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and three months ended March 31, 2016 and at a rate of $0.001958 per share per day during the nine months ended December 31, 2016.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

(4)	Our distribution reinvestment plan was suspended by our board of directors effective with distributions earned beginning on December 1, 2014.
For the year ended December 31, 2016, we paid aggregate distributions of $54,871,173. All such distributions were paid in cash. For the year ended December 31, 2016, we had a net loss of $25,579,651. We had FFO for the year ended December 31, 2016 of $43,933,833 and net cash provided by operating activities was $54,259,420. For the year ended December 31, 2016, we funded $51,014,960 of distributions paid with net cash provided by operating activities and with proceeds from our credit facilities of $3,856,213. During the year ended December 31, 2016, of the $54,871,173 in total distributions paid, all of which were paid in cash, 93% of such amounts were funded from cash flow from operations and 7% were funded from credit facilities. Since inception, of the $198,728,962 in total distributions paid through December 31, 2016, including shares issued pursuant to our distribution reinvestment plan, 77% of such amounts were funded from cash flow from operations, 18% of such amounts were funded from offering proceeds and 4% of such amounts were funded from credit facilities. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Impairment of Real Estate Assets
We account for our real estate assets in accordance with ASC 360—Property, Plant and Equipment (“ASC 360”). ASC 360 requires that we continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016 and 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016 and 2015. As of December 31, 2016, returns for calendar years 2015, 2014 and 2013 remain subject to examination by major tax jurisdictions.
Subsequent Events
Distributions Paid
On January 3, 2017, we paid distributions of $4,625,355, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016. All such distributions were paid in cash.
On February 1, 2017, we paid distributions of $4,639,320, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017. All such distributions were paid in cash.
On March 1, 2017, we paid distributions of $4,180,195, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017. All such distributions were paid in cash.
Redemption
On January 31, 2017, we redeemed 183,955 shares of our common stock for a total redemption value of $2,000,000, or $10.87 per share, pursuant to our share repurchase program.

Estimated Value per Share
On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. In connection with the determination of the estimated value per share, redemptions pursuant to our share repurchase program will be based on a price of $11.65 commencing on the repurchase date for the quarter ended March 31, 2017.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2016, the fair value of our fixed rate debt was $460,324,325 and the carrying value of our fixed rate debt was $471,541,902. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2016, the fair value of our variable rate debt was $736,690,780 and the carrying value of our variable rate debt was $746,174,378. Based on interest rates as of December 31, 2016, if interest rates are 100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $7,738,583 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $5,835,928.
At December 31, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.06% and 2.92%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.36% at December 31, 2016. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2016, where applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	66	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	62	Affiliated Director and President
Kevin J. Keating	54	Treasurer
Ana Marie del Rio	62	Secretary
Scot B. Barker	68	Independent Director
Ned W. Brines	55	Independent Director
Don B. Saulic	58	Independent Director
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
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio has also served as Secretary of Steadfast Apartment REIT since September 2013 and as Secretary of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology, Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio also serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
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
Don B. Saulic serves as one of our independent directors, a position he has held since August 2015. Mr. Saulic has been actively involved in real estate and financial services for over 30 years. Mr. Saulic currently serves as a Managing Partner and Private Wealth Advisor for The Bahnsen Group at HighTower Advisors, LLC, a position he has held since August 2015. In his role, Mr. Saulic provides comprehensive financial planning, investment advisory, and risk management to high net worth investors, businesses and institutions. From April 2013 to August 2015, Mr. Saulic served as a Private Wealth Advisor at Capstone Partners Financial and Insurance Services, LLC. From June 2012 to August 2015, Mr. Saulic served as Chief Executive Officer for King Crown Capital Corporation, a company providing strategic business planning and consulting services. From January 2013 to April 2014, Mr. Saulic was a Private Wealth Advisor for Stephen A. Kohn & Associates, LTD. In his role, Mr. Saulic provided financial planning and investment advisory services. From June 2006 to March 2014, Mr. Saulic served as President and Chief Operating Officer for Cornerstone Ventures, Inc., a real estate investment company. In his role, he helped manage real estate and wholesale distribution operations, including private client services, compliance, investor relations, human resources, information technology, and administration. From June 2012 to March 2013, Mr. Saulic was Chief Operating Officer for Healthcare Real Estate Partners, LLC, a company focused on acquiring and developing healthcare real estate. In his role, Mr. Saulic helped in managing company operations. From March 2008 to December 2012, Mr. Saulic was Chief Operating Officer for Pacific Cornerstone Capital, Inc. In his role, he managed sales operations, compliance, technology and investment services. From 1987 to 2008, Mr. Saulic served in Chief Information Officer roles for Corinthian Colleges, Inc., North American Van Lines, Inc., BAX Global, and Budget Rent a Car Corporation. Prior to 1987 he worked in the financial services industry in management positions with Ernst and Young, GATX Corporation and Kemper Financial Services. Mr. Saulic earned a Masters of Business Administration from DePaul University, a Bachelor of Science in Accounting with a minor in Economics from Illinois State University, and is a Certified Public Accountant. Mr. Saulic is involved in various community activities and is a Board Member for Vanguard University, YMCA, and the Forum of Christian Business Leaders.

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
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditors’ qualifications and independence and (4) the performance of the independent auditors and our internal audit function. The members of the audit committee are Scot B. Barker, Ned W. Brines and Don B. Saulic. All of the members of the audit committee are “independent” as defined by our charter. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange, or NYSE, or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE. All members of the audit committee have significant financial and/or accounting experience. Our board of directors has determined that Mr. Brines satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”
Investment Committee
Our board of directors has established an investment committee. Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members and a majority of independent directors. The current members of the investment committee are Rodney F. Emery, Scot B. Barker and Don B. Saulic, with Mr. Emery serving as the chairman of the investment committee.
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
Valuation Committee
Our board of directors has established a valuation committee. The valuation committee’s function, as recommended by the IPA, is to perform the following functions: (1) ratify and approve the engagement of an independent third-party valuation firm, its scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine a valuation, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The members of the valuation committee are Scot B. Barker, Ned W. Brines, and Don B. Saulic, with Mr. Brines serving as the chairman of the valuation committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2016.

Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation Discussion and Analysis in this annual report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2016:

Name	Fees Earned or Paid in Cash in 2016	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
Scot B. Barker(3)	$83,004	$28,600	$—	$—	$—	$1,918	$113,522
Ned W. Brines(3)	97,991	28,600	—	—	—	—	126,591
Don B. Saulic(3)	88,004	28,600	—	—	—	—	116,604
Ella S. Neyland(4)	—	—	—	—	—	—	—
Rodney F. Emery(4)	—	—	—	—	—	—	—
	$268,999	$85,800	$—	$—	$—	$1,918	$356,717
________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Amount represents reimbursement of expenses incurred by directors to attend various board of directors’ meetings.

(3)	Independent Directors.

(4)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

Cash Compensation to Independent Directors
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an additional $10,000 annual retainer);

•	$3,000 for each in-person board of directors meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Equity Plan Compensation to Independent Directors
We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Our initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. Each new independent director that joins our board of directors receives 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 2,500 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) our change in control or as otherwise provided in the incentive award plan.
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
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	913,500
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	913,500
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 10, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	510,504	*
Scot B. Barker	37,052	*
Don B. Saulic	7,500	*
Ned W. Brines	24,956	*
Ella S. Neyland	9,900	*
Kevin J. Keating	4,706	*
Ana Marie del Rio	5,496	*
All officers and directors as a group (seven persons)	600,114	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)
Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, and 488,281 shares owned by Steadfast Income Advisor, LLC, which are each primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 8 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2016, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of December 31, 2016 all shares of convertible stock remained outstanding.
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
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring November 15, 2017, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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
The above summary is provided to illustrate the material functions that our advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by our advisor, its affiliates or third parties. The advisor has also entered into a Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, a subsidiary of Crossroads Capital Multifamily, whereby Crossroads Capital Advisors provides advisory services to us on behalf of our advisor.
Fees and Expense Reimbursements Paid to our Advisor
Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2016, we incurred and paid acquisition fees of $960 in connection with the acquisition of one additional unit at the Renaissance at St. Andrews Condominiums community.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2016, we incurred investment management fees to our advisor of $14,075,818. During the same period, we paid $14,060,587 in investment management fees to our advisor.

•
We pay our advisor a disposition fee in connection with a sale of an investment and in the event of the sale of the entire Company, which we refer to as a “final liquidity event,” in either case when our advisor or its affiliates provides a substantial amount of services as determined by a majority of our independent directors. With respect to a sale of an investment, we pay our advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a final liquidity event, we pay our advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01. Our charter limits the maximum amount of disposition fees payable to our advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to our advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2016, we did not incur or pay any disposition fees.

•
We pay our advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of our existing mortgage loans. For the year ended December 31, 2016, we incurred and paid refinancing fees to our advisor of $3,283,737. Additionally, in connection with the refinancing of certain of our existing mortgage loans, we reimbursed $139,229 of deferred financing costs payable to an affiliate of our sponsor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2016, $1,098,568 was reimbursed to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2016, we did not incur or pay any acquisition expenses.

•
On June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to our advisor 488,281.25 restricted shares of our common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to our advisor in the aggregate amount of $5,000,000. Pursuant to the terms of the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016.

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
At December 31, 2016, our total operating expenses, as defined above, did not exceed the 2%/25% Guidelines.
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 62 of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a certain percentage, which ranges from 2.50% to 3.75%, of each property’s gross revenues (as defined in the respective management agreements) for each month. The property manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the year ended December 31, 2016, we incurred property management fees of $6,406,479 to our property manager. During the same period, we paid property management fees of $6,392,550 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2016, we reimbursed on-site personnel costs of $18,650,009 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses and support, and training services. For the year ended December 31, 2016, we paid other fees of $1,839,319 to our property manager.

Payments to Our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land and Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with the planned renovation for certain of our properties. The construction management fee payable with respect to each property under the construction management agreements ranges from 5.0% to 12.0% of the costs of the improvements for which the construction manager has oversight authority. Generally, each construction management agreement has a term equal to the planned renovation timeline unless either party gives 30 days prior notice of its desire to terminate the construction management agreement. For the year ended December 31, 2016, we incurred construction management fees of $1,493,999 to our construction manager. During the same period, we paid construction management fees of $1,548,701 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2016, we reimbursed labor costs of $474,155 to our construction manager.

Other Transactions

•
We deposit amounts with an affiliate of our sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all multifamily properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. For the year ended December 31, 2016, we funded $248,370 into the prepaid insurance deductible account. Additionally, for the year ended December 31, 2016, we received $113,853 in proceeds from an affiliate of our sponsor upon filing a major claim.
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
Independent Registered Public Accounting Firm
During the years ended December 31, 2016 and 2015, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit fees	$399,315	$426,500
Audit-related fees	—	—
Tax fees	132,320	161,015
All other fees	998	998
Total	$532,633	$588,513
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
The following financial statement schedule is included herein at page F-39 of this report:
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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Amended and Restated Advisory Agreement, dated as of May 4, 2010, by and among Steadfast Income REIT, Inc., Steadfast Secure Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed May 6, 2010, Commission File No. 333-160748 (“Pre-Effective Amendment No. 4”))

10.2
Amended and Restated Limited Partnership Agreement of Steadfast Income REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, filed October 15, 2009, Commission File No. 333-160748 (“Pre-Effective Amendment No. 1”))

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

10.6
Amendment No. 1 to the Amended and Restated Advisory Agreement, dated as of March 21, 2011, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed March 22, 2011)

10.7
Property Management Agreement, dated as of January 26, 2012, by and between SIR Windsor On The River, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2012)

10.8
Land Use Restriction Agreement, dated as of November 1, 2007, by and between Iowa Finance Authority, Windsor On The River, LLC and The Bank Of New York Trust Company, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed February 1, 2012)

10.9
Property Management Agreement, dated as of February 17, 2012, by and between SIR Renaissance, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed February 24, 2012)

10.10
Property Management Agreement, dated as of March 9, 2012, by and between SIR Spring Creek, LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 15, 2012)

10.11
Assumption Agreement, dated as of March 9, 2012, by and among U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702, WC/TP Spring Creek, LLC, SIR Spring Creek, LLC, John A. Wensigner, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 15, 2012)

10.12
Multifamily Note, effective as of January 31, 2011, by WC/TP Spring Creek, LLC in favor of Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 15, 2012)

10.13
Allonge to Note, dated as of March 9, 2012, by SIR Spring Creek, LLC in favor of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 15, 2012)

10.14
Multifamily Mortgage, Assignment of Rents and Security Agreement (Oklahoma - Revision Date 03-31-2008), dated as of January 31, 2011, by and between WC/TP Spring Creek, LLC and Holliday Fenoglio Fowler, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 15, 2012)

10.15
Assignment of Management Agreement and Subordination of Management Fees, dated as of March 9, 2012, by and between SIR Spring Creek, LLC, Steadfast Management Company, Inc. and U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 15, 2012)

10.16
Guaranty, dated as of March 9, 2012, by Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income REIT, Inc. for the benefit of U.S. Bank National Association, as Trustee for the Registered Holders of J.P. Morgan Commercial Securities Corp., Multifamily Mortgage pass-Through Certificates, Series 2011-K702 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 15, 2012)

10.17
Amendment No. 2 to the Amended and Restated Advisory Agreement, dated as of April 11, 2012, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 16, 2012)

10.18
Property Management Agreement, dated as of April 26, 2012, by and between Steadfast Management Company, Inc. and SIR Montclair Parc, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2012)

10.19
Multifamily Note, dated as of April 26, 2012, by SIR Montclair Parc, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 2, 2012)

10.20
Multifamily Loan and Security Agreement (Non-Recourse), dated as of April 26, 2012, by and between SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 2, 2012)

10.21
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 2, 2012)

10.22
Assignment of Management Agreement, dated as of April 26, 2012, by and among SIR Montclair Parc, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 2, 2012)

10.23
Guaranty of Non-Recourse Obligations, dated as of April 26, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 2, 2012)

10.24
Environmental Indemnity Agreement, dated as of April 26, 2012, by SIR Montclair Parc, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 2, 2012)

10.25
Property Management Agreement, made as of May 24, 2012, by and between Steadfast Management Company, Inc. and SIR Sonoma Grande, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 31, 2012)

10.26
Multifamily Note, effective as of May 24, 2012, by SIR Sonoma Grande, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 31, 2012)

10.27
Multifamily Loan and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 31, 2012)

10.28
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 24, 2012, by and between SIR Sonoma Grande, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed May 31, 2012)

10.29
Guaranty, effective as of May 24, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed May 31, 2012)

10.30
Assignment of Management Agreement and Subordination of Management Fees, effective as of May 24, 2012, by and among SIR Sonoma Grande, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed May 31, 2012)

10.31
Property Management Agreement, made as of June 29, 2012, by and between Steadfast Management Company, Inc. and SIR Estancia, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 6, 2012)

10.32
Assumption Agreement, effective as of June 29, 2012, by and among Estancia Tulsa, LLC, SIR Estancia, LLC, Federal Home Loan Mortgage Corporation, Flournoy Development Company, LLC, and Steadfast Income REIT, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 6, 2012)

10.33
Multifamily Note, effective as of September 6, 2007, by Estancia Tulsa, LLC in favor of CBRE Melody & Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 6, 2012)

10.34
Multifamily Mortgage, Assignment of Rents and Security Agreement, made as of September 6, 2007, by and between Estancia Tulsa, LLC and CBRE Melody & Company (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 6, 2012)

10.35
Guaranty, effective as of June 29, 2012 by Steadfast Income REIT, Inc. to and for the benefit of Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 6, 2012)

10.36
Subordination of Management Agreement, effective as of June 29, 2012, by and between SIR Estancia, LLC, and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 6, 2012)

10.37
Membership Interests Assignment and Assumption, made and entered into effective as of September 11, 2012, by and between Gary L. Schottenstein and SIR Hilliard Park, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 4, 2012)

10.38
Property Management Agreement, made and entered into as of September 11, 2012, by and between Steadfast Management Company, Inc. and Hilliard Park Partners, L.L.C (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 4, 2012)

10.39
Multifamily Note, effective as of September 28, 2012, by Hilliard Park Partners, L.L.C. in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 4, 2012)

10.40
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Park Partners, L.L.C. and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 4, 2012)

10.41
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 4, 2012)

10.42
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 4, 2012)

10.43
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Park Partners, L.L.C. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 4, 2012)

10.44
Membership Interests Assignment and Assumption, made and entered into effective as of September 28, 2012, by and between HMSREG, LLC, CSL HillMeadows, LTD., and SIR Hilliard Summit, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed October 4, 2012)

10.45
Property Management Agreement, made and entered into as of September 28, 2012, by and between Steadfast Management Company, Inc. and Hilliard Meadows Apartments, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed October 4, 2012)

10.46
Multifamily Note, effective as of September 28, 2012, by Hilliard Meadows Apartments, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed October 4, 2012)

10.47
Multifamily Loan and Security Agreement, made as of September 28, 2012, by and between Hilliard Meadows Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed October 4, 2012)

10.48
Open-End Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed October 4, 2012)

10.49
Guaranty of Non-Recourse Obligations, dated as of September 28, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed October 4, 2012)

10.50
Environmental Indemnity Agreement, dated as of September 28, 2012, by Hilliard Meadows Apartments, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed October 4, 2012)

10.51
Property Management Agreement, dated as of December 20, 2012, by and between Steadfast Management Company, Inc. and SIR Forty 57, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 27, 2012)

10.52
Multifamily Note, effective as of December 20, 2012, by SIR Forty 57, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 27, 2012)

10.53
Multifamily Loan and Security Agreement, dated as of December 20, 2012, by and between SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 27, 2012)

10.54
Multifamily Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 20, 2012, by and among SIR Forty 57, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 27, 2012)

10.55
Guaranty, dated as of December 20, 2012, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 27, 2012)

10.56
Membership Interests Assignment and Assumption, made and entered into effective as of December 31, 2012, by and between Gary L. Schottenstein and SIR Hilliard Grand, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 7, 2013)

10.57
Property Management Agreement, made and entered into as of December 31, 2012, by and between Steadfast Management Company, Inc. and Hilliard Grand Apartments, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 7, 2013)

10.58
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of March 13, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 25, 2013)

10.59
Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of May 14, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 17, 2013)

10.60
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Waterford Riata, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed November 14, 2013)

10.61
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Huffmeister Villas, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed November 14, 2013)

10.62
Property Management Agreement, made and entered into as of October 10, 2013, by and between Steadfast Management Company, Inc. and SIR Kingwood Villas, LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed November 14, 2013)

10.63
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Park, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed November 14, 2013)

10.64
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Champion, LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed November 14, 2013)

10.65
Property Management Agreement, made and entered into as of November 7, 2013, by and between Steadfast Management Company, Inc. and SIR Carrington Place, LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 8-K filed November 14, 2013)

10.66
Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2014)

10.67
Restricted Stock Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 13, 2014)

10.68
Amendment No. 6 to the Amended and Restated Advisory Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 13, 2014)

10.69
Amendment No. 7 to the Amended and Restated Advisory Agreement, dated as of April 13, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 15, 2015)

10.70
Amendment No. 8 to the Amended and Restated Advisory Agreement, dated as of November 10, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.71
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Heights, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 5, 2016)

10.72	Multifamily Note, made as of June 29, 2016, by SIR Heights, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 5, 2016)
10.73
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Heights, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 5, 2016)

10.74
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 5, 2016)

10.75
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Heights, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 5, 2016)

10.76
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 5, 2016)

10.77
Multifamily Note, made as of June 29, 2016, by SIR Huffmeister Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 5, 2016)

10.78
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Huffmeister Villas, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 5, 2016)

10.79
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 5, 2016)

10.80
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Huffmeister Villas, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 5, 2016)

10.81
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 5, 2016)

10.82
Multifamily Note, made as of June 29, 2016, by SIR Kingwood Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed July 5, 2016)

10.83
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Kingwood Villas, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed July 5, 2016)

10.84
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed July 5, 2016)

10.85
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Kingwood Villas, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed July 5, 2016)

10.86
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed July 5, 2016)

10.87
Multifamily Note, made as of June 29, 2016, by SIR Waterford Riata, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed July 5, 2016)

10.88
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Waterford Riata, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed July 5, 2016)

10.89
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed July 5, 2016)

10.90
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Waterford Riata, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed July 5, 2016)

10.91
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Mansfield Landing, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed July 5, 2016)

10.92
Multifamily Note, made as of June 29, 2016, by SIR Mansfield Landing, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed July 5, 2016)

10.93
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Mansfield Landing, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed July 5, 2016)

10.94
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed July 5, 2016)

10.95
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Mansfield Landing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed July 5, 2016)

10.96
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between Brice Grove Apartments, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed July 5, 2016)

10.97
Multifamily Note, made as of June 29, 2016, by Brice Grove Apartments, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed July 5, 2016)

10.98
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 29, 2016, by Brice Grove Apartments, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed July 5, 2016)

10.99
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed July 5, 2016)

10.100
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among Brice Grove Apartments, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed July 5, 2016)

10.101
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Grayson Ridge, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed July 5, 2016)

10.102
Multifamily Note, made as of June 29, 2016, by SIR Grayson Ridge, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K filed July 5, 2016)

10.103
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Grayson Ridge, LLC to Melissa A. Johnson for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 8-K filed July 5, 2016)

10.104
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 8-K filed July 5, 2016)

10.105
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Grayson Ridge, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 8-K filed July 5, 2016)

10.106
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Mallard Crossing, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 8-K filed July 5, 2016)

10.107
Multifamily Note, made as of June 29, 2016, by SIR Mallard Crossing, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 8-K filed July 5, 2016)

10.108
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 29, 2016, by SIR Mallard Crossing, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 8-K filed July 5, 2016)

10.109
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 8-K filed July 5, 2016)

10.110
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Mallard Crossing, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 8-K filed July 5, 2016)

10.111
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Mapleshade, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 8-K filed July 5, 2016)

10.112	Multifamily Note, made as of June 30, 2016, by SIR Mapleshade, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 8-K filed July 5, 2016)
10.113
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 30, 2016, by SIR Mapleshade, LLC to Melissa A. Johnson for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 8-K filed July 5, 2016)

10.114
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 8-K filed July 5, 2016)

10.115
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Mapleshade, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 8-K filed July 5, 2016)

10.116
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Tapestry Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 8-K filed July 5, 2016)

10.117
Multifamily Note, made as of June 30, 2016, by SIR Tapestry Park, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 8-K filed July 5, 2016)

10.118
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Tapestry Park, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 8-K filed July 5, 2016)

10.119
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 8-K filed July 5, 2016)

10.120
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Tapestry Park, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 8-K filed July 5, 2016)

10.121
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Park Shore, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 8-K filed July 5, 2016)

10.122	Multifamily Note, made as of June 30, 2016, by SIR Park Shore, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 8-K filed July 5, 2016)
10.123
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Park Shore, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 8-K filed July 5, 2016)

10.124
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 8-K filed July 5, 2016)

10.125
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Park Shore, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 8-K filed July 5, 2016)

10.126
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Carol Stream, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 8-K filed July 5, 2016)

10.127
Multifamily Note, made as of June 30, 2016, by SIR Carol Stream, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 8-K filed July 5, 2016)

10.128
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Carol Stream, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 8-K filed July 5, 2016)

10.129
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 8-K filed July 5, 2016)

10.130
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Carol Stream, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 8-K filed July 5, 2016)

10.131
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Cantare, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 8-K filed July 5, 2016)

10.132	Multifamily Note, made as of June 30, 2016, by SIR Cantare, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 8-K filed July 5, 2016)
10.133
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing), dated as of June 30, 2016, by SIR Cantare, LLC to Joseph B. Pitts, Jr. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K filed July 5, 2016)

10.134
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K filed July 5, 2016)

10.135
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Cantare, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K filed July 5, 2016)

10.136
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Stuart Hall, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K filed July 5, 2016)

10.137	Multifamily Note, made as of June 30, 2016, by SIR Stuart Hall, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K filed July 5, 2016)

10.138
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Stuart Hall, LLC to Steven M. Leigh for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K filed July 5, 2016)

10.139
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K filed July 5, 2016)

10.140
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Stuart Hall, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K filed July 5, 2016)

10.141
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Stuart Hall, LLC, Berkeley Point Capital LLC and Embassy Properties, Inc. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K filed July 5, 2016)

10.142
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Ashley Oaks, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 3, 2016)

10.143
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Ashley Oaks, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 3, 2016)

10.144
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Ashley Oaks, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 3, 2016)

10.145
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Buda Ranch, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 3, 2016)

10.146
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Buda Ranch, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 3, 2016)

10.147
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Buda Ranch, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed August 3, 2016)

10.148
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Deer Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed August 3, 2016)

10.149
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of July 29, 2016, by and between SIR Deer Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed August 3, 2016)

10.150
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Deer Valley, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed August 3, 2016)

10.151
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed August 3, 2016)

10.152
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Park, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed August 3, 2016)

10.153
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed August 3, 2016)

10.154
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed August 3, 2016)

10.155
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Place, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed August 3, 2016)

10.156
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed August 3, 2016)

10.157
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Champion, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed August 3, 2016)

10.158
Multifamily Deed Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Champion, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed August 3, 2016)

10.159
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Champion, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed August 3, 2016)

10.160
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Audubon Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed August 3, 2016)

10.161
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing), dated as of July 29, 2016, by SIR Audubon Park, LLC to Joseph B. Pitt, Jr. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed August 3, 2016)

10.162
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Audubon Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed August 3, 2016)

10.163
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed August 3, 2016)

10.164
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed August 3, 2016)

10.165
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Oak Crossing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed August 3, 2016)

10.166
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Steiner Ranch Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed August 3, 2016)

10.167
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Steiner Ranch Apartments, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed August 3, 2016)

10.168
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Steiner Ranch Apartments, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed August 3, 2016)

10.169
Credit Agreement, dated July 29, 2016, by and between SIR Ashley Oaks, LLC, SIR Buda Ranch, LLC, SIR Deer Valley, LLC, SIR Carrington Park, LLC, SIR Carrington Place, LLC, SIR Carrington Champion, SIR Audubon Park, LLC, SIR Oak Crossing, LLC, SIR Steiner Ranch Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed August 3, 2016)

10.170
Multifamily Note, made as of July 29, 2016, by SIR Ashley Oaks, LLC, SIR Audubon Park, LLC, SIR Carrington Champion, LLC, SIR Carrington Park, LLC, SIR Carrington Place, LLC, SIR Deer Valley, LLC, SIR Steiner Ranch Apartments, LLC, SIR Oak Crossing, LLC and SIR Buda Ranch, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed August 3, 2016)

10.171
Guaranty, dated as of July 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed August 3, 2016)

10.172
Amendment No. 9 to the Amended and Restated Advisory Agreement, dated as of November 8, 2016, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 14, 2016)

21*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of CBRE Capital Advisors, Inc.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
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

ITEM 16.	FORM 10-K SUMMARY
The Company has elected not to provide summary information.

STEADFAST INCOME REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Income REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Income REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest - Imputation of interest (Subtopic 835-10): Simplifying the Presentation of Debt Issuance Costs” (ASU No. 2015-03), effective December 31, 2016.
/s/ Ernst & Young LLP
Irvine, California
March 16, 2017

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,517,532,273	1,487,961,762
Other intangible assets	2,644,263	2,644,263
Construction-in-progress	—	2,192,635
Total real estate, cost	1,694,278,958	1,666,901,082
Less accumulated depreciation and amortization	(232,744,083)	(163,445,987)
Total real estate, net	1,461,534,875	1,503,455,095
Cash and cash equivalents	66,224,027	32,076,582
Restricted cash	27,553,851	27,700,811
Short-term investments	30,084,750	—
Rents and other receivables	2,750,520	2,742,011
Other assets, net	4,786,762	4,328,851
Total assets	$1,592,934,785	$1,570,303,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$47,377,341	$40,752,458
Notes payable:
Mortgage notes payable, net	985,080,154	1,115,752,899
Credit facilities, net	232,636,126	—
Total notes payable, net	1,217,716,280	1,115,752,899
Distributions payable	4,625,355	4,668,261
Due to affiliates	2,787,566	2,682,209
Total liabilities	1,272,506,542	1,163,855,827
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 76,202,862 and 76,674,502 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	762,029	766,745
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	672,018,194	677,624,840
Cumulative distributions and net losses	(352,351,990)	(271,944,072)
Total stockholders’ equity	320,428,243	406,447,523
Total liabilities and stockholders’ equity	$1,592,934,785	$1,570,303,350
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015	2014
Revenues:
Rental income	$192,088,348	$186,264,470	$175,267,082
Tenant reimbursements and other	26,149,184	23,126,188	20,662,774
Total revenues	218,237,532	209,390,658	195,929,856
Expenses:
Operating, maintenance and management	57,832,187	53,915,306	52,427,001
Real estate taxes and insurance	36,507,827	35,825,445	34,750,097
Fees to affiliates	25,440,718	21,927,913	23,923,921
Depreciation and amortization	69,513,484	65,640,196	69,681,177
Interest expense	40,551,427	39,149,018	40,370,846
Loss on debt extinguishment	4,932,369	—	1,939,817
General and administrative expenses	9,039,171	5,949,993	6,896,519
Acquisition costs	—	7,145	1,626,904
Total expenses	243,817,183	222,415,016	231,616,282
Loss from continuing operations	(25,579,651)	(13,024,358)	(35,686,426)
Gain on sales of real estate, net	—	—	9,944,134
Net loss	$(25,579,651)	$(13,024,358)	$(25,742,292)
Loss per common share — basic and diluted	$(0.34)	$(0.18)	$(0.34)
Weighted average number of common shares outstanding — basic and diluted	76,195,083	76,335,114	75,450,215
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	74,153,580	$741,538	1,000	$10	$640,181,521	$(123,804,541)	$517,118,528
Issuance of common stock	2,496,806	24,968	—	—	24,170,846	—	24,195,814
Issuance of restricted common stock to Advisor	488,281	4,883	—	—	4,995,117	—	5,000,000
Transfers from redeemable common stock	—	—	—	—	13,393,647	—	13,393,647
Redemption of common stock	(280,184)	(2,804)	—	—	(2,721,144)	—	(2,723,948)
Distributions declared	—	—	—	—	—	(54,296,664)	(54,296,664)
Amortization of stock-based compensation	—	—	—	—	118,145	—	118,145
Net loss for the year ended December 31, 2014	—	—	—	—	—	(25,742,292)	(25,742,292)
BALANCE, December 31, 2014	76,858,483	768,585	1,000	10	680,138,132	(203,843,497)	477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(197,989)	(1,980)	—	—	(1,998,020)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(55,076,217)	(55,076,217)
Amortization of stock-based compensation	—	—	—	—	184,350	—	184,350
Change in value of restricted common stock to Advisor	—	—	—	—	300,440	—	300,440
Net loss for the year ended December 31, 2015	—	—	—	—	—	(13,024,358)	(13,024,358)
BALANCE, December 31, 2015	76,674,502	766,745	1,000	10	677,624,840	(271,944,072)	406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(479,140)	(4,791)	—	—	(4,995,209)	—	(5,000,000)
Distributions declared	—	—	—	—	—	(54,828,267)	(54,828,267)
Amortization of stock-based compensation	—	—	—	—	76,285	—	76,285
Change in value of restricted common stock to Advisor	—	—	—	—	312,353	—	312,353
Net loss for the year ended December 31, 2016	—	—	—	—	—	(25,579,651)	(25,579,651)
BALANCE, December 31, 2016	76,202,862	$762,029	1,000	$10	$672,018,194	$(352,351,990)	$320,428,243
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(25,579,651)	$(13,024,358)	$(25,742,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,513,484	65,640,196	69,681,177
Accretion of below-market leases	—	—	(163,237)
Amortization of deferred financing costs	1,723,186	1,479,710	1,489,834
Amortization of stock-based compensation	76,285	184,350	118,145
Change in value of restricted common stock to Advisor	312,353	300,440	—
Amortization of loan premiums and discounts	(1,243,385)	(1,234,793)	(1,234,793)
Change in fair value of interest rate cap agreements	(61,698)	2,032,746	4,353,301
Loss on debt extinguishment	4,932,369	—	1,939,817
Gain on sales of real estate	—	—	(9,944,134)
Insurance claim recoveries	(993,527)	—	—
Loss on disposal of buildings and improvements	892,396	—	—
Unrealized gain on short-term investments	(84,750)	—	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(481,918)	(2,822,331)	(1,166,924)
Rents and other receivables	(8,509)	(749,701)	8,622
Other assets	(250,396)	326,182	164,858
Accounts payable and accrued liabilities	5,246,172	(209,027)	9,023,776
Due to affiliates, net	267,009	(499,327)	1,822,698
Net cash provided by operating activities	54,259,420	51,424,087	50,350,848
Cash Flows from Investing Activities:
Short-term investments	(30,000,000)	—	—
Acquisition of real estate investments	—	—	(126,718,757)
Additions to real estate investments	(28,268,601)	(29,908,727)	(26,806,870)
Escrow deposits for pending real estate acquisitions	—	—	(3,120,400)
Restricted cash for investing activities	628,878	600,459	931,301
Purchase of interest rate cap agreements	(259,000)	(351,950)	(863,934)
Proceeds from sales of real estate, net	—	—	29,761,182
Proceeds from insurance claims	993,527	—	—
Net cash used in investing activities	(56,905,196)	(29,660,218)	(126,817,478)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	428,196,350	110,986,313	156,238,185
Principal payments on mortgage notes payable	(557,964,896)	(58,058,174)	(71,576,167)
Borrowings from credit facilities	251,124,750	6,000,000	49,000,000
Principal payments on credit facilities	(16,000,000)	(20,000,000)	(35,000,000)
Proceeds from issuance of common stock	—	—	26,561,229
Reimbursement of other offering costs to affiliates	—	—	(3,105,246)
Payment of deferred financing costs	(5,489,473)	(1,057,405)	(1,664,326)
Payment of debt extinguishment costs	(3,202,337)	—	(1,794,001)
Distributions to common stockholders	(54,871,173)	(55,087,333)	(29,491,989)
Redemptions of common stock	(5,000,000)	(2,000,000)	(2,723,948)
Net cash provided by (used in) financing activities	36,793,221	(19,216,599)	86,443,737
Net increase in cash and cash equivalents	34,147,445	2,547,270	9,977,107
Cash and cash equivalents, beginning of year	32,076,582	29,529,312	19,552,205
Cash and cash equivalents, end of year	$66,224,027	$32,076,582	$29,529,312

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the year ended December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized of $80,166, $153,920 and $41,898 for the years ended December 31, 2016, 2015 and 2014, respectively	$39,622,084	$36,734,805	$35,432,090
Supplemental Disclosure of Noncash Transactions:
Increase in distributions payable	$—	$—	$621,003
Application of escrow deposits to acquire real estate	$—	$—	$3,620,400
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$78	$24,183,672
Issuance of restricted common stock to settle liability	$—	$—	$5,000,000
Decrease in redeemable common stock, net	$—	$—	$13,393,647
Increase in redeemable common stock payable	$1,000,000	$1,000,000	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$378,711	$433,557	$—
(Decrease) increase in due to affiliates from additions to real estate investments	$(161,652)	$142,046	$—

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
As of December 31, 2016, the Company owned 65 multifamily properties comprising a total of 16,709 apartment homes and 25,973 square feet of rentable commercial space. For more information on the Company’s real estate portfolio, see Note 3.
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
DECEMBER 31, 2016

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
Square footage, occupancy and certain other measures used to describe real estate included in the notes to the consolidated financial statements are presented on an unaudited basis.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs. As a result, net deferred financing costs of $6,697,472 related to mortgage notes payable as of December 31, 2015, were reclassified from other assets, net to mortgage notes payable, net on the consolidated balance sheets. Additionally, during the year ended December 31, 2016, the Company adopted new accounting guidance to clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. As a result, the Company reclassified payments for debt extinguishment costs of $0 and $1,794,001 from cash flows from operating activities to cash flows from financing activities for the years ended December 31, 2015 and 2014 on the consolidated statements of cash flows.
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
Real Estate Purchase Price Allocation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs related to business combinations are expensed as incurred.
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
DECEMBER 31, 2016

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
Impairment of Real Estate Assets
The Company accounts for its real estate assets in accordance with ASC 360—Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2016, 2015 and 2014.
Rents and Other Receivables
The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2016 and 2015, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2016 and 2015, the Company had a restricted cash balance of $27,553,851 and $27,700,811, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
Short-term Investments
Short-term investments consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of December 31, 2016, short-term investments consisted of $30,000,000 held in a certificate of deposit and are included in short-term investments on the consolidated balance sheets. No short-term investments were held as of December 31, 2015. The short-term investment is classified as held-to-maturity and was recorded at the amortized cost on the accompanying consolidated balance sheets. During the year ended December 31, 2016, $84,750 was included in tenant reimbursements and other on the accompanying consolidated statements of operations.
Deferred Financing Costs
The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing, as a contra liability against the respective outstanding debt balances. The Company amortizes these costs over the terms of the respective financing agreements using the effective interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Derivative Financial Instruments
The Company accounts for its derivative financial instruments in accordance with ASC 815—Derivatives and Hedging. The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates.
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
As of December 31, 2016, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
DECEMBER 31, 2016

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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$618,841	$—

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$298,143	$—
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
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The Company considers the carrying value of short-term investments to approximate fair value as it was recorded at amortized cost. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2016 and 2015, the fair value of the notes payable was $1,197,015,105 and $1,118,126,231, respectively, compared to the carrying value of $1,217,716,280 and $1,115,752,899, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ended December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2015 and the three months ended March 31, 2016. Distributions were based on daily record dates and calculated at a rate of $0.001958 per share per day during the nine months ended December 31, 2016. Each day during the period from January 1, 2016 through December 31, 2016 was a record date for distributions.
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
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2016, the Company recorded operating expenses of $6,243,984, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $184,954 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2016.
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
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2016 and 2015, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. The Company has not been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2016 and 2015. As of December 31, 2016, the Company’s tax returns for calendar years 2015, 2014 and 2013 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic earnings (loss) per share attributable to common stockholders for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during the period.
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings (loss) per share. Basic earnings (loss) per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income (loss) remaining after deduction of dividends declared during the period. The undistributed earnings (loss) are allocated to all outstanding common shares based on the relative percentage of each class of shares. The Company does not have any participating securities outstanding other than the shares of common stock and the unvested restricted common stock during the period presented. Earnings (loss) attributable to the unvested restricted common stock are deducted from earnings (loss) in the computation of per share amounts where applicable
Segment Disclosure
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard; however, the Company does not expect its adoption to have a material impact on the consolidated financial statements, as rental income from leasing arrangements is specifically excluded from the standard.
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
DECEMBER 31, 2016

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company reclassified net debt issuance costs of $8,846,909 and $6,697,472 as of December 31, 2016 and 2015, respectively, related to mortgage notes payable from other assets, net to mortgage notes payable, net on the consolidated balance sheets.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a material impact on the consolidated financial statements, as lessor accounting for leases will be substantially equivalent to existing guidance.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of this guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption, the Company reclassified payments for debt extinguishment costs of $3,202,337, $0 and $1,794,001 from cash flows from operating activities to cash flows from financing activities as of December 31, 2016, 2015 and 2014, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

3.	Real Estate
As of December 31, 2016, the Company owned 65 multifamily properties, encompassing in the aggregate 16,709 residential apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,644,177,333. As of December 31, 2016 and 2015, the Company’s portfolio was approximately 93.5% and 94.0% occupied and the average monthly rent was $1,026 and $999, respectively.
As of December 31, 2016 and 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,517,532,273	$2,644,263	$—	$1,694,278,958
Less: Accumulated depreciation and amortization	—	(232,198,052)	(546,031)	—	(232,744,083)
Net investments in real estate and related lease intangibles	$174,102,422	$1,285,334,221	$2,098,232	$—	$1,461,534,875

	December 31, 2015
	Assets
	Land	Building and Improvements	Other Intangible Assets	Construction-in-Progress	Total Real Estate
Investments in real estate	$174,102,422	$1,487,961,762	$2,644,263	$2,192,635	$1,666,901,082
Less: Accumulated depreciation and amortization	—	(163,053,124)	(392,863)	—	(163,445,987)
Net investments in real estate and related lease intangibles	$174,102,422	$1,324,908,638	$2,251,400	$2,192,635	$1,503,455,095
Depreciation and amortization expenses were $69,513,484, $65,640,196 and $69,681,177 for the years ended December 31, 2016, 2015 and 2014, respectively.
Depreciation of the Company’s buildings and improvements was $69,360,316, $65,271,243 and $59,014,085 for the years ended December 31, 2016, 2015 and 2014, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Amortization of the Company’s tenant origination and absorption costs was $0, $215,786 and $10,513,924 for the years ended December 31, 2016, 2015 and 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2015, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $153,168, $153,167 and $153,168 for the years ended December 31, 2016, 2015 and 2014, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The increase in rental income as a result of the accretion of the Company’s below-market lease intangible liabilities for the years ended December 31, 2016, 2015 and 2014 was $0, $0 and $163,237, respectively. The Company’s below-market lease intangible liabilities had a weighted-average accretion period as of the date of acquisition of less than one year.
The future amortization of the Company’s acquired other intangible assets as of December 31, 2016 and thereafter is as follows:

2017	$153,168
2018	153,168
2019	153,168
2020	153,168
2021	153,168
Thereafter	1,332,392
$2,098,232
Operating Leases
As of December 31, 2016, the Company’s real estate portfolio comprised 16,709 residential apartment homes and was 95.4% leased by a diverse group of residents. For the years ended December 31, 2016 and 2015, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of lease durations varying from 2.41 to 8.25 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $5,047,792 and $4,672,961 as of December 31, 2016 and 2015, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2016 and thereafter is as follows:

2017	$238,140
2018	259,143
2019	180,858
2020	74,313
2021	76,535
Thereafter	264,345
$1,093,334
As of December 31, 2016 and 2015, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

4.	Other Assets, Net
As of December 31, 2016 and 2015, other assets, net of accumulated amortization, consisted of:

	December 31,
	2016	2015
Deferred financing costs	$—	$660,585
Less: accumulated amortization	—	(547,402)
	—	113,183
Prepaid expenses	3,041,353	2,648,238
Interest rate cap agreements (Note 11)	618,841	298,143
Other deposits	1,126,568	1,269,287
Other assets, net	$4,786,762	$4,328,851

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of December 31, 2016 and 2015:

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.06%	$471,344,145
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.05%	517,885,675
Total mortgage notes payable	58				3.52%	989,229,820
Premium, net(2)						2,208,619
Deferred financing costs, net(3)						(6,358,285)
Total mortgage notes payable, net						$985,080,154

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 1/1/2053	3.31%	5.94%	4.32%	$477,139,001
Mortgage notes payable - variable(1)	30	5/16/2017 - 1/1/2026	1-Mo LIBOR + 1.62%	1-Mo LIBOR + 2.75%	2.77%	641,859,365
Total mortgage notes payable	67				3.44%	1,118,998,366
Premium/discount, net(2)						3,452,005
Deferred financing costs, net(3)						(6,697,472)
Total mortgage notes payable, net						$1,115,752,899
_______________

(1)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

(2)
The following table summarizes the debt premiums and discounts as of December 31, 2016, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of December 31, 2016	Amortization of Net Debt Premium During the Years Ended December 31,
	2016	2015	2014
$2,208,619	$1,243,385	$1,234,793	$1,234,793

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Deferred financing costs	$10,104,244	$10,140,097
Less: accumulated amortization	(3,745,959)	(3,442,625)
Deferred financing costs, net	$6,358,285	$6,697,472
Refinancing Transactions
On June 29 and June 30, 2016, 14 wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements (each a “Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”) and Berkeley Point Capital LLC (“Berkeley” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $358,002,000 (the “June Refinancing Transactions”). On July 29, 2016, nine wholly-owned subsidiaries of the Company also entered into a credit agreement (the “Credit Agreement”) with PNC Bank in connection with the refinancing of certain additional mortgage loans as further detailed below. Further, on August 30, 2016 and September 29, 2016, three wholly-owned subsidiaries of the Company terminated the existing mortgage loans with an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600 (together with the June Refinancing Transactions, the “Refinancing Transactions”).
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
Revolving Credit Facility
The Company entered into a revolving credit facility with PNC Bank to borrow up to $20,000,000. On July 18, 2014, the Company and PNC Bank amended the revolving credit facility to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and provided certain security for borrowings under the credit facility. The maximum amounts that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

For each advance under the amended and restated revolving credit facility, the Company had the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which was a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected for each draw the LIBOR Option. Additionally, the Company incurred a commitment fee equal to 0.25% of the average daily difference between the $35,000,000 maximum available balance and the aggregate outstanding principal balance.
No amounts were outstanding under the revolving credit facility as of December 31, 2016 or December 31, 2015. The amended and restated revolving credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, the Company repaid all outstanding amounts due and terminated the amended and restated revolving credit facility.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

As of December 31, 2016, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

Collateralized Property(1)	Amount of Advance
Ashley Oaks Apartment Homes	$24,867,500
Trails at Buda Ranch	21,025,000
Deer Valley Apartments	22,982,500
Carrington Park at Huffmeister	20,430,500
Carrington Place	27,535,500
Carrington at Champion Forest	25,121,250
Audubon Park Apartments	16,602,500
Oak Crossing	17,980,000
Meritage at Steiner Ranch	58,580,000
$235,124,750
Deferred financing costs, net on credit facility(2)	(2,488,624)
Credit facility, net	$232,636,126
___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of December 31, 2016, was $433,522.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2016:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt obligations(1)	$1,224,354,570	$50,172,191	$76,235,702	$89,447,884	$101,538,337	$279,271,221	$627,689,235
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2016 and 2015, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2016, 2015 and 2014, the Company incurred interest of $40,631,593, $39,302,938 and $40,412,744, respectively. Interest expense for the years ended December 31, 2016, 2015 and 2014 includes amortization of deferred financing costs of $1,723,186, $1,553,718 and $1,489,834, amortization of loan premiums and discounts of $1,243,385, $1,234,793 and $1,234,793, net unrealized (gain) loss from the change in fair value of interest rate cap agreements of $(61,698), $2,032,746 and $4,353,301, and capitalized interest of $80,166, $153,920 and $41,898, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Interest expense of $3,444,162 and $2,932,922 was payable as of December 31, 2016 and 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception through December 31, 2016, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the years ended December 31, 2016, 2015 and 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	2016	2015	2014
Nonvested shares at the beginning of the year	11,250	16,875	18,750
Granted shares	7,500	14,000	10,000
Vested shares	(6,875)	(19,625)	(11,875)
Nonvested shares at the end of the year	11,875	11,250	16,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2016, 2015 and 2014 is as follows:

Grant Year	Weighted Average Fair Value
2014	$10.24
2015	10.35
2016	11.44

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

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
Included in general and administrative expenses is $76,285, $184,350 and $118,145 for the years ended December 31, 2016, 2015 and 2014, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining vesting term of the restricted common stock is 1.72 years as of December 31, 2016. As of December 31, 2016, the compensation expense related to the issuance of the restricted common stock not vested was $105,111.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016. The fair value of the vested common stock as of December 31, 2016 and 2015 of $5,637,207 and $5,493,164, respectively, are recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $312,353 and $300,440 for the years ended December 31, 2016 and 2015 for the change in value of restricted common stock issued to the Advisor. No such amounts were incurred for the year ended December 31, 2014.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2016 and 2015, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors had approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

10, 2012, shares of the Company’s common stock were issued pursuant to the DRP at a price of $9.73 per share. Effective with distributions earned beginning on December 1, 2014, the Company’s board of directors elected to suspend the DRP. As a result, all distributions are paid in cash and not reinvested in shares of the Company’s common stock. The Company’s board of directors may, in its sole discretion, from time to time, reinstate the DRP, although there is no assurance as to if or when this will happen, and change the DRP price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter during which the share repurchase program is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior the end of the applicable quarter. On October 21, 2014, the Company’s board of directors elected to suspend the Company’s share repurchase program, effective November 20, 2014. On May 12, 2015, the Company’s board of directors elected to reinstate the share repurchase program effective July 1, 2015.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

During the year ended December 31, 2016, the Company redeemed a total of 479,147 shares with a total redemption value of $5,000,000 and received net requests for the redemption of 1,335,407 shares with a total redemption value of $14,625,190. During the year ended December 31, 2015, the Company redeemed a total of 197,989 shares with a total redemption value of $2,000,000 and received net requests for the redemption of 652,066 shares with a total redemption value of $6,562,585.
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, the Company’s board of directors determined to limit the amount of shares repurchased pursuant to the share repurchase program to an amount not to exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000 per quarter, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of December 31, 2016, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.
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
Distributions Declared
Distributions declared during 2016 (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) (i) for the three months ended March 31, 2016, were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock, and (ii) for the nine months ended December 31, 2016, were calculated at a rate of $0.001958 per share per day, which if paid each day over a 366-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock.
Distributions declared for the years ended December 31, 2016 and 2015 were $54,828,267 and $55,076,217, including $0 and $78, or 0 shares and 8 shares, respectively, of common stock issued pursuant to the DRP.
As of December 31, 2016 and 2015, $4,625,355 and $4,668,261 distributions declared were payable, none of which were reinvested pursuant to the DRP.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Distributions Paid
For the years ended December 31, 2016 and 2015, the Company paid cash distributions of $54,871,173 and $55,087,333, which related to distributions declared for each day in the period from December 1, 2015 through November 30, 2016 and December 1, 2014 through November 30, 2015, respectively. Additionally, for the years ended December 31, 2016 and 2015, 0 and 8 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $0 and $78, respectively. For the years ended December 31, 2016 and 2015, the Company paid total distributions of $54,871,173 and $55,087,411.

7.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to the Company	$(25,579,651)	$(13,024,358)	$(25,742,292)
Less: dividends declared on participating securities	183,805	360,446	203,990
Net loss attributable to common stockholders	(25,763,456)	(13,384,804)	(25,946,282)
Weighted average common shares outstanding - basic and diluted	76,195,083	76,335,114	75,450,215
Loss per common share - basic and diluted	$(0.34)	$(0.18)	$(0.34)
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates incurred (received) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Incurred (Received) For the Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$14,075,818	$13,854,825	$13,252,309
Acquisition fees(1)	960	187,735	3,251,400
Acquisition expenses(2)	—	7,145	587,513
Property management
Fees(1)	6,406,479	6,188,525	5,802,772
Reimbursement of onsite personnel(3)	18,751,492	18,760,621	17,841,495
Other fees(1)	1,673,724	1,696,828	1,617,440
Other fees - G&A(4)	168,037	—	—
Other operating expenses(4)	1,232,493	1,346,002	980,195
Disposition fees(5)	—	—	463,688
Refinancing fee(1)	3,283,737	—	—
Insurance proceeds(6)	(113,853)	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(7)	1,493,999	1,618,438	1,391,360
Reimbursement of labor costs(7)	367,204	233,748	88,781
Prepaid insurance deductible account(8)	198,674	74,489	—
Deferred financing costs(9)	139,229	—	—
	$47,677,993	$43,968,356	$45,276,953
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

(6)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)
Included in other assets, net in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid insurance deductible account is included in general and administrative expenses in the accompanying consolidated statements of operations.

(9)	Included in mortgage notes payable, net in the accompanying consolidated balance sheets.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates incurred and paid (received) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Paid (Received) For the Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations:
Expensed
Investment management fees	$14,060,587	$13,840,067	$16,627,339
Acquisition fees	960	791,135	3,296,422
Acquisition expenses	—	11,147	583,511
Property management
Fees	6,392,550	6,169,938	5,717,813
Reimbursement of onsite personnel	18,650,009	18,639,991	17,827,185
Other fees	1,671,282	1,721,504	1,585,747
Other fees - G&A	168,037	—	—
Other operating expenses	1,098,568	1,367,226	915,618
Disposition fees	—	—	463,688
Refinancing fee	3,283,737	—	—
Insurance proceeds	(113,853)	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees	1,548,701	1,590,514	1,348,151
Reimbursement of labor costs	474,155	119,626	88,781
Prepaid insurance deductible account	248,370	148,978	—
Deferred financing costs	139,229	—	—
Additional paid-in-capital
Other offering costs reimbursement	—	—	3,105,246
	$47,622,332	$44,400,126	$51,559,501

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of December 31, 2016 and 2015 are as follows:

	Payable (Prepaid) as of December 31,
	2016	2015
Consolidated Statements of Operations:
Expensed
Investment management fees	$1,185,001	$1,169,770
Acquisition fees	—	—
Acquisition expenses	—	—
Property management
Fees	534,056	520,127
Reimbursement of onsite personnel	805,274	703,791
Other fees	54,679	52,237
Other fees - G&A	—	—
Other operating expenses	184,954	51,029
Disposition fees	—	—
Refinancing fee	—	—
Insurance proceeds	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees	16,431	71,133
Reimbursement of labor costs	7,171	114,122
Prepaid insurance deductible account	(124,185)	(74,489)
Deferred financing costs	—	—
	$2,663,381	$2,607,720
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
DECEMBER 31, 2016

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
The Company may also reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations at its properties.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Prepaid Insurance Deductible Account
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all multifamily properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor.
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
For the year ended December 31, 2016, the Advisor and its affiliates incurred $1,232,493 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,232,493, none of which were in excess of the 2%/25% Limitation and are included in the $9,039,171 of general and administrative expenses recognized by the Company. As of December 31, 2016, the Company’s total operating expenses were 0.1% of its average invested assets and 4.8% of its net loss.
For the year ended December 31, 2015, the Advisor and its affiliates incurred $1,346,002 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,346,002, none of which were in excess of the 2%/25% Limitation and are included in the $5,949,993 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2014, the Advisor and its affiliates incurred $980,192 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $980,192, none of which were in excess of the 2%/25% Limitation, and $2,571,910 of previously deferred operating expenses, all of which are included in the $6,896,519 of general and administrative expenses recognized by the Company.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

Disposition Fee
The Company will pay the Advisor a disposition fee in connection with a sale of a property or real estate-related asset and in the event of the sale of the entire Company (a “Final Liquidity Event”), in either case when the Advisor or its affiliates provides a substantial amount of services as determined by a majority of the Company’s independent directors. With respect to a sale of a property or real estate-related asset, the Company will pay the Advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a Final Liquidity Event, the Company will pay the Advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price.
Refinancing Fee
The Company paid the Advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of the Company’s existing mortgage loans. For the year ended December 31, 2016, the Advisor earned $3,283,737 in refinancing fees in connection with the Refinancing Transactions, which was expensed by the Company. No amounts were earned by the Advisor for the years ended December 31, 2015 and 2014. Additionally, in connection with the Refinancing Transactions, the Company reimbursed certain deferred financing costs payable to an affiliate of the Sponsor that have been recorded to notes payable, net on the accompanying consolidated balance sheets.
Restricted Stock Agreement
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the terms of the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016.

9.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2016 and 2015, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors and at the initial election of a new independent director. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan.
On August 5, 2014, the Company granted each of the four independent directors 2,500 shares of restricted stock upon re-election to the Company’s board of directors. On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation of their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, the Company granted each of the two independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On August 11, 2015, the Company granted 5,000 shares of restricted common stock to its new independent director. On August 9, 2016, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meeting of stockholders. The Company recorded stock-based compensation expense of $76,285, $184,350 and $118,145 for the years ended December 31, 2016, 2015 and 2014 respectively.

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
DECEMBER 31, 2016

11.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of December 31, 2016, the Company had 43 interest rate cap agreements with notional amounts totaling $973,400,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2016 and 2015:

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	4/1/2017 - 10/1/2019	One-Month LIBOR	43	$973,400,000	0.77%	2.70%	$618,841

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	11/1/2016 - 10/1/2019	One-Month LIBOR	30	$637,110,000	0.43%	2.68%	$298,143
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2016, 2015 and 2014 resulted in an unrealized gain (loss) of $61,698, $(2,032,746) and $(4,353,301), respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2016 and 2015, the Company acquired interest rate cap agreements of $259,000 and 351,950. The fair value of interest rate cap agreements of $618,841 and $298,143 are included in other assets, net on the accompanying consolidated balance sheets.

12.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenues	$52,906,908	$54,022,623	$56,371,925	$54,936,076	$218,237,532
Net loss	(3,618,142)	(8,039,220)	(9,699,187)	(4,223,102)	(25,579,651)
Loss per common share, basic and diluted	(0.05)	(0.11)	(0.13)	(0.05)	(0.34)
Distributions declared per common share	0.178	0.178	0.180	0.180	0.716
2015
Revenues	$51,051,301	$52,243,802	$53,166,421	$52,929,134	$209,390,658
Net loss	(3,830,646)	(2,904,429)	(3,603,728)	(2,685,555)	(13,024,358)
Loss per common share, basic and diluted	(0.05)	(0.04)	(0.05)	(0.04)	(0.18)
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2016

13. Subsequent Events
The Company has evaluated all subsequent event activity through the date these consolidated financial statements were available to be issued.
Distributions Paid
On January 3, 2017, the Company paid distributions of $4,625,355, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016. All such distributions were paid in cash.
On February 1, 2017, the Company paid distributions of $4,639,320, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017. All such distributions were paid in cash.
On March 1, 2017, the Company paid distributions of $4,180,195, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017. All such distributions were paid in cash.
Redemption
On January 31, 2017, the Company redeemed 183,955 shares of its common stock for a total redemption value of $2,000,000, or $10.87 per share, pursuant to the Company’s share repurchase program.
Estimated Value per Share
On February 15, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.65 as of December 31, 2016. In connection with the determination of the estimated value per share, redemptions pursuant to our share repurchase program will be based on a price of $11.65 commencing on the repurchase date for the quarter ended March 31, 2017.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2016

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Park Place Condominiums	Des Moines, IA	100%	$4,684,652	$500,000	$7,823,400	$8,323,400	$1,336,729	$410,000	$8,435,749	$8,845,747	$(2,170,351)	1986	12/22/10
Clarion Park Apartments	Olathe, KS	100%	8,136,274	1,470,991	9,744,009	11,215,000	658,698	1,470,991	10,120,792	11,591,783	(2,313,011)	1994	6/28/11
Cooper Creek Village	Louisville, KY	100%	6,224,663	593,610	9,826,390	10,420,000	593,397	593,610	10,235,577	10,829,187	(2,260,840)	1997	8/24/11
Truman Farm Villas	Grandview, MO	100%	5,465,173	842,987	8,257,013	9,100,000	998,241	842,987	9,014,625	9,857,612	(2,054,821)	2008	12/22/11
EBT Lofts	Kansas City, MO	100%	5,167,644	460,362	8,114,638	8,575,000	712,494	460,362	8,484,814	8,945,176	(1,721,239)	1899	12/30/11
Windsor on the River	Cedar Rapids, IA	100%	22,650,962	3,381,946	29,618,054	33,000,000	1,904,731	3,381,946	30,329,856	33,711,802	(6,149,216)	1982	1/26/12
Renaissance St. Andrews	Louisville, KY	100%	8,509,637	838,685	11,661,315	12,500,000	928,954	838,685	12,347,865	13,186,550	(2,588,524)	2001	2/17/12
Spring Creek of Edmond	Edmond, OK	100%	12,854,648	2,346,503	17,602,343	19,948,846	749,023	2,346,503	17,945,974	20,292,477	(3,665,352)	1974	3/9/12
Montclair Parc Apartments	Oklahoma City, OK	100%	22,770,672	3,325,556	32,424,444	35,750,000	1,354,603	3,325,556	32,593,452	35,919,008	(6,044,463)	1999	4/26/12
Sonoma Grande Apartments	Tulsa, OK	100%	21,372,685	2,737,794	29,462,206	32,200,000	670,190	2,737,794	29,582,783	32,320,577	(5,582,829)	2009	5/24/12
Estancia Apartments	Tulsa, OK	100%	20,738,073	2,544,634	27,240,628	29,785,262	638,375	2,544,634	27,357,439	29,902,073	(5,004,351)	2006	6/29/12
Montelena Apartments	Round Rock, TX	100%	11,617,425	1,860,351	17,375,907	19,236,258	1,118,408	1,860,351	18,039,155	19,899,506	(3,331,915)	1998	7/13/12
Valley Farms Apartments	Louisville, KY	100%	9,580,194	724,771	14,375,229	15,100,000	468,483	724,771	14,583,123	15,307,894	(2,535,034)	2007	8/30/12
Hilliard Park Apartments	Hilliard, OH	100%	12,935,281	1,413,437	18,484,692	19,898,129	750,143	1,413,437	18,829,514	20,242,951	(3,210,369)	2000	9/11/12
Sycamore Terrace Apartments	Terre Haute, IN	100%	17,794,863	1,321,194	21,852,963	23,174,157	253,629	1,321,194	21,661,008	22,982,202	(3,474,702)	2011/2013	9/20/12, 3/5/14
Hilliard Summit Apartments	Hilliard, OH	100%	15,710,108	1,536,795	22,639,028	24,175,823	299,652	1,536,795	22,490,028	24,026,823	(3,730,353)	2012	9/28/12
Springmarc Apartments	San Marcos, TX	100%	14,478,724	1,917,909	20,027,929	21,945,838	191,528	1,917,909	19,787,579	21,705,488	(3,360,558)	2008	10/19/12
Renaissance at St. Andrews Condominiums	Louisville, KY	100%	—	92,255	1,282,745	1,375,000	372,603	92,255	1,628,683	1,720,938	(315,718)	2001	10/31/12
Ashley Oaks Apartments	San Antonio, TX	100%	24,599,195	3,819,796	26,970,204	30,790,000	3,143,971	3,819,796	29,378,393	33,198,189	(5,492,084)	1985	11/29/12
Arrowhead Apartments	Palatine, IL	100%	11,780,189	2,094,728	14,655,272	16,750,000	522,991	2,094,728	14,775,664	16,870,392	(2,483,129)	1976	11/30/12
The Moorings Apartments	Roselle, IL	100%	14,240,269	2,250,208	17,999,792	20,250,000	1,704,628	2,250,208	19,282,954	21,533,162	(3,223,466)	1976	11/30/12

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2016

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Forty-57 Apartments	Lexington, KY	100%	$37,031,543	$3,055,614	$49,444,386	$52,500,000	$991,127	$3,055,614	$49,673,628	$52,729,242	$(8,009,307)	2008	12/20/12
Keystone Farms Apartments	Nashville, TN	100%	5,838,649	1,052,401	7,347,599	8,400,000	419,971	1,052,401	7,587,711	8,640,112	(1,302,888)	1998	12/28/12
Riverford Crossing Apartments	Frankfort, KY	100%	21,047,995	2,595,387	27,404,613	30,000,000	561,378	2,595,387	27,423,957	30,019,344	(4,543,289)	2011	12/28/12
Valley Farms North	Louisville, KY	100%	9,670,974	2,212,402	3,062,598	5,275,000	9,431,261	2,212,402	12,427,823	14,640,225	(1,002,296)	2010	12/28/12
Montecito Apartments	Austin, TX	100%	13,398,273	3,081,522	15,918,478	19,000,000	2,010,551	3,081,522	17,494,833	20,576,355	(3,127,534)	1984	12/31/12
Hilliard Grand Apartments	Dublin, OH	100%	29,112,914	2,657,734	38,012,528	40,670,262	346,192	2,657,734	37,542,053	40,199,787	(5,809,899)	2010	12/31/12
The Hills at Fair Oaks	Fair Oaks Ranch, TX	100%	23,877,008	3,008,363	31,700,639	34,709,002	225,562	3,008,363	31,300,409	34,308,772	(4,985,452)	2012	1/31/13
Library Lofts East	Kansas City, MO	100%	8,517,144	1,669,405	11,080,595	12,750,000	320,683	1,669,405	11,195,311	12,864,716	(1,760,405)	1906/1923	2/28/13
The Trails at Buda Ranch	Buda, TX	100%	20,793,446	2,504,114	20,495,886	23,000,000	619,347	2,504,114	20,609,163	23,113,277	(3,101,817)	2009	3/28/13
Deep Deuce at Bricktown	Oklahoma City, OK	100%	25,019,201	2,529,318	37,266,648	39,795,966	5,389,403	2,529,318	41,980,975	44,510,293	(7,658,658)	2001	3/28/13
Deer Valley Apartments	Lake Bluff, IL	100%	22,796,336	2,494,142	26,105,858	28,600,000	1,281,791	2,494,142	26,858,741	29,352,883	(4,166,884)	1991	4/30/13
Grayson Ridge	North Richland, TX	100%	13,873,891	1,594,099	12,705,901	14,300,000	1,490,206	1,594,099	13,842,333	15,436,432	(2,328,649)	1988	5/31/13
Rosemont at Olmos Park	San Antonio, TX	100%	14,113,839	2,064,447	19,985,553	22,050,000	418,637	2,064,447	19,981,067	22,045,514	(2,816,561)	1995	5/31/13
Retreat at Quail North	Oklahoma City, OK	100%	16,686,497	1,700,810	24,025,543	25,726,353	289,501	1,700,810	23,826,401	25,527,211	(3,528,686)	2012	6/12/13
The Lodge at Trails Edge	Indianapolis, IN	100%	12,053,618	2,389,613	16,128,107	18,517,720	480,803	2,389,613	16,223,290	18,612,903	(2,345,643)	1981	6/18/13
Arbors of Carrollton	Carrollton, TX	100%	5,970,787	1,424,432	7,560,527	8,984,959	626,698	1,424,432	7,963,035	9,387,467	(1,303,824)	1984	7/3/13
Waterford on the Meadow	Plano, TX	100%	15,850,173	2,625,024	20,849,131	23,474,155	2,681,671	2,625,024	22,965,636	25,590,660	(3,345,355)	1984	7/3/13
The Belmont	Grand Prairie, TX	100%	8,817,677	1,550,028	11,264,510	12,814,538	804,563	1,550,028	11,706,430	13,256,458	(1,690,496)	1983	7/26/13
Meritage at Steiner Ranch	Austin, TX	100%	58,137,072	7,353,620	73,356,373	80,709,993	7,787,008	7,353,620	79,692,598	87,046,218	(11,642,139)	2001	8/6/13
Tapestry Park Apartments	Birmingham , AL	100%	43,595,145	3,277,884	47,118,797	50,396,681	172,341	3,277,884	46,652,674	49,930,558	(6,345,414)	2012/2014	8/13/13, 12/1/14
Dawntree Apartments	Carrollton, TX	100%	15,138,014	3,135,425	21,753,469	24,888,894	1,806,673	3,135,425	22,957,681	26,093,106	(3,441,941)	1982	8/15/13
Stuart Hall Lofts	Kansas City, MO	100%	15,968,742	1,585,035	15,264,965	16,850,000	132,759	1,585,035	15,112,965	16,698,000	(2,092,972)	1910	8/27/13

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2016

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
BriceGrove Park Apartments	Canal Winchester, OH	100%	$17,072,164	$1,596,212	$18,503,788	$20,100,000	$610,535	$1,596,212	$18,663,503	$20,259,715	$(2,646,653)	2002	8/29/13
Retreat at Hamburg Place	Lexington, KY	100%	12,031,675	1,605,839	14,694,161	16,300,000	282,991	1,605,839	14,649,237	16,255,076	(2,076,333)	2013	9/5/13
Cantare at Indian Lake Village	Nashville, TN	100%	28,090,912	2,489,757	26,510,243	29,000,000	229,795	2,489,757	26,278,537	28,768,294	(3,528,727)	2013	9/24/13
Landing at Mansfield	Mansfield, TX	100%	27,151,099	3,375,831	27,524,169	30,900,000	461,928	3,375,831	27,353,633	30,729,464	(3,624,415)	2006	9/27/13
The Heights Apartments	Houston, TX	100%	38,211,186	9,869,925	27,130,075	37,000,000	2,525,594	9,869,925	28,293,938	38,163,863	(4,550,038)	1977	9/30/13
Villas at Huffmeister	Houston, TX	100%	27,136,015	5,858,663	31,741,337	37,600,000	1,313,137	5,858,663	32,334,058	38,192,721	(4,551,111)	2007	10/10/13
Villas at Kingwood	Kingwood, TX	100%	35,269,793	6,512,468	33,637,532	40,150,000	1,686,569	6,512,468	34,535,279	41,047,747	(4,873,640)	2008	10/10/13
Waterford Place at Riata Ranch	Cypress, TX	100%	17,251,113	3,184,857	20,215,143	23,400,000	841,041	3,184,857	20,556,194	23,741,051	(2,935,027)	2008	10/10/13
Carrington Place	Houston, TX	100%	27,260,883	5,450,417	27,449,583	32,900,000	1,271,692	5,450,417	28,027,114	33,477,531	(3,858,036)	2004	11/7/13
Carrington Champion Forest	Houston, TX	100%	24,861,504	3,760,329	29,239,671	33,000,000	1,079,818	3,760,329	29,703,594	33,463,923	(4,067,232)	2008	11/7/13
Carrington Park at Huffmeister	Houston, TX	100%	20,204,368	3,241,747	21,908,253	25,150,000	926,359	3,241,747	22,310,267	25,552,014	(3,121,645)	2008	11/7/13
Willow Crossing	Elk Grove Village, IL	100%	57,611,490	8,091,870	49,908,130	58,000,000	6,225,527	8,091,870	54,418,750	62,510,620	(7,844,662)	1977-81	11/20/13
Echo at Katy Ranch	Katy, TX	100%	—	4,402,862	30,419,853	34,822,715	341,550	4,402,862	30,287,683	34,690,545	(3,808,330)	2013	12/19/13
Heritage Grand at Sienna Plantation	Missouri City, TX	100%	17,245,125	3,776,547	22,762,411	26,538,958	321,845	3,776,547	22,538,115	26,314,662	(2,942,740)	2012	12/20/13
Audubon Park	Nashville, TN	100%	16,338,651	2,489,428	14,260,572	16,750,000	4,274,554	2,489,428	18,116,033	20,605,461	(2,766,635)	1968	12/27/13
Mallard Crossing	Loveland, OH	100%	33,488,573	2,383,256	37,416,744	39,800,000	957,780	2,383,256	37,703,951	40,087,207	(4,541,177)	1997	12/27/13
Renaissance at Carol Stream	Carol Stream, IL	100%	23,028,160	4,605,682	24,544,318	29,150,000	1,174,704	4,605,682	25,145,094	29,750,776	(3,160,231)	1972	12/31/13
Reserve at Creekside	Chattanooga, TN	100%	14,190,376	1,344,233	17,530,767	18,875,000	282,030	1,344,233	17,460,773	18,805,006	(2,038,086)	2004	3/28/14
Mapleshade Park	Dallas, TX	100%	19,235,309	3,585,171	19,739,829	23,325,000	1,788,113	3,585,171	20,919,343	24,504,514	(2,555,555)	1995	3/31/14
Richland Falls	Murfreesboro, TN	100%	20,137,110	1,306,794	19,693,206	21,000,000	10,079,447	1,306,794	29,502,008	30,808,802	(2,206,780)	2012-13	5/16/14
Oak Crossing	Fort Wayne, IN	100%	17,644,671	2,005,491	22,224,509	24,230,000	231,175	2,005,491	22,039,213	24,044,704	(2,286,220)	2012-13	6/3/14
Park Shore	St. Charles, IL	100%	15,635,835	1,619,712	16,730,288	18,350,000	1,194,761	1,619,712	17,416,478	19,036,190	(1,698,378)	1965	9/12/14
			$1,217,716,280	$174,192,422	$1,459,075,487	$1,633,267,909	$95,760,542	$174,102,422	$1,520,176,536	$1,694,278,958	$(232,744,083)

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2016

________________

(1)
Encumbrances include the unamortized portion of loan premiums (discounts) on assumed debt allocated to individual assets in the aggregate amount of $2.2 million and net deferred financing costs of $8,846,909 as of December 31, 2016.

(2)	Building and improvements include tenant origination and absorption costs and other intangible assets.

(3)	The aggregate cost of real estate for federal income tax purposes was $1.75 billion (unaudited) as of December 31, 2016.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Real estate:
Balance at the beginning of the year	$1,666,901,082	$1,636,953,413	$1,519,883,478
Acquisitions	—	—	130,339,157
Improvements	28,485,659	30,484,330	26,806,872
Cost of real estate sold	—	—	(22,738,038)
Write-off of disposed and fully depreciated and fully amortized assets	(1,107,783)	(536,661)	(17,338,056)
Balance at the end of the year	$1,694,278,958	$1,666,901,082	$1,636,953,413

Accumulated depreciation and amortization:
Balance at the beginning of the year	$163,445,987	$98,342,452	$48,920,319
Depreciation and amortization expense	69,513,484	65,640,196	69,681,177
Write-off of accumulated depreciation and amortization of real estate assets sold	—	—	(2,920,988)
Write-off of disposed and fully depreciated and fully amortized assets	(215,388)	(536,661)	(17,338,056)
Balance at the end of the year	$232,744,083	$163,445,987	$98,342,452

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 16, 2017.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 16, 2017
/s/ Kevin J. Keating	Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 16, 2017
/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 16, 2017
/s/ Scot B. Barker
Scot B. Barker	Director	March 16, 2017
/s/ Ned W. Brines
Ned W. Brines	Director	March 16, 2017
/s/ Don B. Saulic
Don B. Saulic	Director	March 16, 2017