Form 10-Q
period 2017-03-31
Steadfast Income REIT, Inc.
filed 2017-05-11
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑ (Do not check if a smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2017, there were 75,838,829 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,102,422	$174,102,422
Building and improvements	1,521,600,455	1,517,532,273
Other intangible assets	2,644,263	2,644,263
Total real estate, cost	1,698,347,140	1,694,278,958
Less accumulated depreciation and amortization	(250,695,674)	(232,744,083)
Total real estate, net	1,447,651,466	1,461,534,875
Cash and cash equivalents	55,200,301	66,224,027
Restricted cash	16,741,218	27,553,851
Short-term investments	30,000,000	30,084,750
Rents and other receivables	2,903,177	2,750,520
Other assets	3,351,042	4,786,762
Total assets	$1,555,847,204	$1,592,934,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$34,434,803	$47,377,341
Notes payable:
Mortgage notes payable, net	982,767,140	985,080,154
Credit facility, net	232,778,538	232,636,126
Total notes payable, net	1,215,545,678	1,217,716,280
Distributions payable	4,627,865	4,625,355
Due to affiliates	1,887,582	2,787,566
Total liabilities	1,256,495,928	1,272,506,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 76,018,907 and 76,202,862 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	760,189	762,029
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	670,035,064	672,018,194
Cumulative distributions and net losses	(371,443,987)	(352,351,990)
Total stockholders’ equity	299,351,276	320,428,243
Total liabilities and stockholders’ equity	$1,555,847,204	$1,592,934,785
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$48,215,774	$47,170,635
Tenant reimbursements and other	6,064,491	5,736,273
Total revenues	54,280,265	52,906,908
Expenses:
Operating, maintenance and management	14,076,201	13,709,810
Real estate taxes and insurance	9,812,747	8,911,021
Fees to affiliates	5,622,023	5,522,423
Depreciation and amortization	17,953,723	16,947,268
Interest expense	10,848,036	10,046,840
General and administrative expenses	1,612,410	1,387,688
Total expenses	59,925,140	56,525,050
Net loss	$(5,644,875)	$(3,618,142)
Loss per common share — basic and diluted	$(0.07)	$(0.05)
Weighted average number of common shares outstanding — basic and diluted	76,066,450	76,350,555
Distributions declared per common share	$0.177	$0.178
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED MARCH 31, 2017 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	76,674,502	$766,745	1,000	$10	$677,624,840	$(271,944,072)	$406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(479,140)	(4,791)	—	—	(4,995,209)	—	(5,000,000)
Distributions declared	—	—	—	—	—	(54,828,267)	(54,828,267)
Amortization of stock-based compensation	—	—	—	—	76,285	—	76,285
Change in value of restricted common stock to Advisor	—	—	—	—	312,353	—	312,353
Net loss for the year ended December 31, 2016	—	—	—	—	—	(25,579,651)	(25,579,651)
BALANCE, December 31, 2016	76,202,862	762,029	1,000	10	672,018,194	(352,351,990)	320,428,243
Redemption of common stock	(183,955)	(1,840)	—	—	(1,998,160)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(13,447,122)	(13,447,122)
Amortization of stock-based compensation	—	—	—	—	15,030	—	15,030
Net loss for the three months ended March 31, 2017	—	—	—	—	—	(5,644,875)	(5,644,875)
BALANCE, March 31, 2017	76,018,907	$760,189	1,000	$10	$670,035,064	$(371,443,987)	$299,351,276
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(5,644,875)	$(3,618,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,953,723	16,947,268
Amortization of deferred financing costs	470,696	382,044
Amortization of stock-based compensation	15,030	12,864
Change in value of restricted common stock to Advisor	—	113,607
Amortization of loan premiums and discounts	(308,639)	(308,698)
Change in fair value of interest rate cap agreements	319,953	232,712
Insurance claim recoveries	(7,895)	—
Loss on disposal of buildings and improvements	4,025	—
Unrealized gain on short-term investments	(84,750)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	10,621,456	9,544,451
Rents and other receivables	(152,657)	(659,186)
Other assets	1,115,767	951,635
Accounts payable and accrued liabilities	(12,504,541)	(10,840,794)
Due to affiliates	(892,691)	(814,996)
Net cash provided by operating activities	10,904,602	11,942,765
Cash Flows from Investing Activities:
Proceeds from short-term investments	169,500	—
Additions to real estate investments	(4,519,629)	(5,810,659)
Restricted cash for investing activities	191,177	876,767
Proceeds from insurance claims	7,895	—
Net cash used in investing activities	(4,151,057)	(4,933,892)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	303,751	162,086
Principal payments on mortgage notes payable	(2,636,410)	(4,097,630)
Borrowings from credit facility	—	16,000,000
Distributions to common stockholders	(13,444,612)	(13,669,663)
Redemptions of common stock	(2,000,000)	(1,000,000)
Net cash used in financing activities	(17,777,271)	(2,605,207)
Net (decrease) increase in cash and cash equivalents	(11,023,726)	4,403,666
Cash and cash equivalents, beginning of period	66,224,027	32,076,582
Cash and cash equivalents, end of period	$55,200,301	$36,480,248

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $0 and $25,904 for the three months ended March 31, 2017 and 2016, respectively	$10,262,157	$9,598,899
Supplemental Disclosure of Noncash Transactions:
Increase (decrease) in distributions payable	$2,510	$(20,333)
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(437,997)	$648,313
Decrease in due to affiliates from additions to real estate investments	$(7,293)	$(129,078)

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
Substantially all of the Company’s business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. As the Company accepted subscriptions for shares of its common stock in the Public Offering (as defined below), the Company transferred substantially all of the net offering proceeds to the Operating Partnership in exchange for limited partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
As of March 31, 2017, the Company owned 65 multifamily properties comprising a total of 16,709 apartment homes and 25,973 square feet of rentable commercial space.
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
Public Offering
On July 19, 2010, the Company commenced its initial public offering of up to a maximum of 150,000,000 shares of common stock for sale to the public at an initial price of $10.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also offered up to 15,789,474 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $9.50 per share. The Company could reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.
On July 12, 2012, the Company’s board of directors determined an estimated value per share of the Company’s common stock as of March 31, 2012 of $10.24. As a result of the determination of the estimated value per share of the Company’s common stock, effective September 10, 2012, the offering price of the Company’s common stock to the public in the Primary Offering increased from the previous price of $10.00 per share to $10.24 per share. Additionally, effective September 10, 2012, the price of shares of the Company’s common stock issued pursuant to the DRP increased from a price of $9.50 per share to a price of $9.73 per share, or 95% of the new Primary Offering price of $10.24 per share. Effective September 10, 2012, the Company’s board of directors increased the amount of distributions paid on each share of the Company’s common stock from

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

$0.001917 per share per day to $0.001964 per share per day, which, if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on the new offering price of $10.24 per share.
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
On March 10, 2015, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014. On February 25, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015. On February 15, 2017 the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.65 as of December 31, 2016.
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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the consolidated variable interest entity (“VIE”) that the Company controls and of which the Company is the primary beneficiary, and the Operating Partnership’s subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. The Operating Partnership is a VIE as the limited partner lacks substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of, and consolidates, the Operating Partnership.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Short-term Investments
Short-term investments consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of March 31, 2017 and December 31, 2016, short-term investments consisted of $30,000,000 held in a certificate of deposit and are included in short-term investments on the consolidated balance sheets. The certificate of deposit originally matured on March 28, 2017; however, upon maturity, the balance was rolled into a new six-month certificate of deposit. The short-term investment is classified as held-to-maturity and was recorded at the amortized cost on the accompanying consolidated balance sheets. During the three months ended March 31, 2017 and 2016, $84,750 and $0 was included in tenant reimbursements and other on the accompanying consolidated statements of operations.
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
March 31, 2017
(unaudited)

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
Interest rate cap agreements — The Company has entered into certain interest rate cap agreements. These derivatives did not qualify as fair value hedges. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$298,888	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$618,841	$—
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
March 31, 2017
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2017 and December 31, 2016, the fair value of the notes payable was $1,219,644,512 and $1,197,015,105, respectively, compared to the carrying value of $1,215,545,678 and $1,217,716,280, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three months ended March 31, 2017 and 2016 were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the three months ended March 31, 2017 and 2016 was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2017 and 2016, the Company declared distributions of $0.177 and $0.178 per common share, respectively.
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
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings (loss) per share. Basic earnings (loss) per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income (loss) remaining after deduction of dividends declared during the period. The undistributed earnings (loss) are allocated to all outstanding common shares based on the relative percentage of each class of shares. The Company does not have any participating securities outstanding other than the shares of common stock and the unvested restricted common stock during the periods presented. Earnings (loss)

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

attributable to the unvested restricted common stock are deducted from earnings (loss) in the computation of per share amounts where applicable.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard; however, the Company does not expect its adoption to have a material impact on the consolidated financial statements, as rental income from leasing arrangements is specifically excluded from the standard.
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
March 31, 2017
(unaudited)

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption of this new guidance during the three months ended March 31, 2017, the Company did not experience a material impact.
3. Real Estate
As of March 31, 2017, the Company owned 65 multifamily properties, encompassing in the aggregate 16,709 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,644,189,381. As of March 31, 2017 and December 31, 2016, the Company’s portfolio was approximately 93.6% and 93.5% occupied and the average monthly rent was $1,025 and $1,026, respectively.
As of March 31, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2017
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate
Investments in real estate	$174,102,422	$1,521,600,455	$2,644,263	$1,698,347,140
Less: Accumulated depreciation and amortization	—	(250,111,351)	(584,323)	(250,695,674)
Net investments in real estate and related lease intangibles	$174,102,422	$1,271,489,104	$2,059,940	$1,447,651,466

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

	December 31, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate
Investments in real estate	$174,102,422	$1,517,532,273	$2,644,263	$1,694,278,958
Less: Accumulated depreciation and amortization	—	(232,198,052)	(546,031)	(232,744,083)
Net investments in real estate and related lease intangibles	$174,102,422	$1,285,334,221	$2,098,232	$1,461,534,875
Depreciation and amortization expenses were $17,953,723 and $16,947,268 for the three months ended March 31, 2017 and 2016, respectively.
Depreciation of the Company’s buildings and improvements were $17,915,431 and $16,908,976 for the three months ended March 31, 2017 and 2016, respectively.
Amortization of the Company’s other intangible assets for the three months ended March 31, 2017 and 2016 were $38,292 and $38,292, respectively.
The future amortization of the Company’s acquired other intangible assets as of March 31, 2017 and thereafter is as follows:

April 1 through December 31, 2017	$114,876
2018	153,168
2019	153,168
2020	153,168
2021	153,168
Thereafter	1,332,392
$2,059,940
Operating Leases
As of March 31, 2017, the Company’s real estate portfolio comprised 16,709 residential apartment homes and was 95.8% leased by a diverse group of residents. For each of the three months ended March 31, 2017 and 2016, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 2.17 to 8.01 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $5,083,549 and $5,047,792 as of March 31, 2017 and December 31, 2016, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2017 and thereafter is as follows:

April 1 through December 31, 2017	$191,526
2018	259,143
2019	180,858
2020	74,313
2021	76,535
Thereafter	264,345
$1,046,720
As of March 31, 2017 and December 31, 2016, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
4. Other Assets
As of March 31, 2017 and December 31, 2016, other assets consisted of:

	March 31, 2017	December 31, 2016
Prepaid expenses	$1,929,301	$3,041,353
Interest rate cap agreements (Note 11)	298,888	618,841
Other deposits	1,122,853	1,126,568
Other assets	$3,351,042	$4,786,762

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of March 31, 2017 and     December 31, 2016:

	March 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.06%	$469,122,776
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.26%	517,774,385
Total mortgage notes payable	58				3.63%	986,897,161
Premium, net(2)						1,899,980
Deferred financing costs, net(3)						(6,030,001)
Total mortgage notes payable, net						$982,767,140

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.06%	$471,344,145
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.05%	517,885,675
Total mortgage notes payable	58				3.52%	989,229,820
Premium, net(2)						2,208,619
Deferred financing costs, net(3)						(6,358,285)
Total mortgage notes payable, net						$985,080,154
_______________

(1)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

(2)
The following table summarizes the debt premiums as of March 31, 2017, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of March 31, 2017	Amortization of Net Debt Premium During the Three Months Ended March 31,
	2017	2016
$1,899,980	$308,639	$308,698

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Deferred financing costs	$10,104,244	$10,104,244
Less: accumulated amortization	(4,074,243)	(3,745,959)
Deferred financing costs, net	$6,030,001	$6,358,285
Refinancing Transactions
On June 29 and June 30, 2016, 14 wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements (each, a “Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”) and Berkeley Point Capital LLC (“Berkeley” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $358,002,000 (the “June Refinancing Transactions”). On July 29, 2016, nine wholly-owned subsidiaries of the Company also entered into a credit agreement (the “Credit Agreement”) with PNC Bank in connection with the refinancing of certain additional mortgage loans as further detailed below. Further, on August 30, 2016 and September 29, 2016, three wholly-owned subsidiaries of the Company terminated the existing mortgage loans with an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600 (together with the June Refinancing Transactions, the “Refinancing Transactions”).
In the June Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (the “CME”), as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement provides for a term loan with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with its terms. Each loan accrues interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.31%. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into the Credit Agreement and a multifamily note with PNC Bank (the Credit Agreement, multifamily note, loan and security agreements, mortgages and guaranty, collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the properties set out in the schedule below (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the nine wholly-owned subsidiaries of the Company in favor of PNC Bank.
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
As of March 31, 2017 and December 31, 2016, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	March 31, 2017	December 31, 2016
Ashley Oaks Apartment Homes	$24,867,500	$24,867,500
Trails at Buda Ranch	21,025,000	21,025,000
Deer Valley Apartments	22,982,500	22,982,500
Carrington Park at Huffmeister	20,430,500	20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Audubon Park Apartments	16,602,500	16,602,500
Oak Crossing	17,980,000	17,980,000
Meritage at Steiner Ranch	58,580,000	58,580,000
	$235,124,750	$235,124,750
Deferred financing costs, net on credit facility(2)	(2,346,212)	(2,488,624)
Credit facility, net	$232,778,538	$232,636,126

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of March 31, 2017 and December 31, 2016, was $575,934 and $433,522, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt obligations(1)	$1,222,021,911	$47,836,071	$75,880,559	$101,893,298	$87,550,294	$278,217,869	$630,643,820
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all financial and non-financial debt covenants. The Company has significant debt maturing within one year from the date the consolidated financial statements are available to be issued. Although the Company does not currently have the liquid funds necessary to repay the debt at maturity, it believes that it is probable that it will be able to refinance all or a portion of the debt prior to maturity.
For the three months ended March 31, 2017 and 2016, the Company incurred interest of $10,848,036 and $10,072,744. Interest expense for the three months ended March 31, 2017 and 2016 includes amortization of deferred financing costs of $470,696 and $382,044, amortization of loan premiums and discounts of $308,639 and $308,698, net unrealized loss from the change in fair value of interest rate cap agreements of $319,953 and $232,712 and capitalized interest of $0 and $25,904, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $3,548,031 and $3,444,162 was payable as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
March 31, 2017
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception through March 31, 2017, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the three months ended March 31, 2017 and for the year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Nonvested shares at the beginning of the period	11,875	11,250
Granted shares	—	7,500
Vested shares	—	(6,875)
Nonvested shares at the end of the period	11,875	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the three months ended March 31, 2017 and for the year ended December 31, 2016 is as follows:

Grant Year	Weighted Average Fair Value
2016	$11.44
2017	n/a
The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan, as defined below.
Included in general and administrative expenses is $15,030 and $12,864 for the three months ended March 31, 2017 and 2016, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining vesting term of the restricted common stock is 1.47 years as of March 31, 2017. As of March 31, 2017, the compensation expense related to the issuance of the restricted common stock not vested was $90,080.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016. The fair value of the vested common stock issued to the Advisor as of March 31, 2017 and December 31, 2016 of $5,637,207 was recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $0 and $113,607 for the three months ended March 31, 2017 and 2016, respectively, for the change in value of restricted common stock issued to the Advisor.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2017 and December 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2017
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
The purchase price for shares repurchased under the Company’s share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recently determined estimated value per share determined by the Company’s board of directors.

(3)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
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
During the three months ended March 31, 2017, the Company redeemed a total of 183,955 shares with a total redemption value of $2,000,000 and received net requests for the redemption of 519,696 shares with a total net redemption value of $5,967,020. During the three months ended March 31, 2016, the Company redeemed a total of 99,243 shares with a total redemption value of $1,000,000, and received net requests for the redemption of 347,512 shares with a total net redemption value of $3,763,312. As of March 31, 2017 and 2016, the Company’s total outstanding redemption requests received that were subject to the Company’s limitations on redemptions (discussed below) were 1,646,078 shares and 702,345 shares, respectively, with a total net redemption value of $19,009,693 and $7,759,225, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the redemption requests exceed the Company’s limitations on redemptions (discussed below) or the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, the Company’s board of directors determined to limit the amount of shares repurchased pursuant to the share repurchase program to an amount not to exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000 per quarter, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of March 31, 2017, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2017 and 2016.
Distributions declared for the three months ended March 31, 2017 and 2016 were $13,447,122 and $13,649,330, all of which were attributable to cash distributions.
As of March 31, 2017 and December 31, 2016, $4,627,865 and $4,625,355 distributions declared were payable.
Distributions Paid
For the three months ended March 31, 2017 and 2016, the Company paid cash distributions of $13,444,612 and $13,669,663, which related to distributions declared for each day in the period from December 1, 2016 through February 28, 2017 and December 1, 2015 through February 29, 2016, respectively. All such distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

7.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss attributable to the Company	$(5,644,875)	$(3,618,142)
Less: dividends declared on participating securities	2,099	45,505
Net loss attributable to common stockholders	(5,646,974)	(3,663,647)
Weighted average common shares outstanding — basic and diluted	76,066,450	76,350,555
Loss per common share — basic and diluted	$(0.07)	$(0.05)
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2017 and 2016 and amounts that are payable (prepaid) to the Advisor and its affiliates as of March 31, 2017 and December 31, 2016 are as follows:

	Incurred For the Three Months Ended March 31,		Payable (Prepaid) as of
	2017	2016	March 31, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,581,155	$3,501,124	$38,717	$1,185,001
Property management
Fees(1)	1,606,536	1,571,982	537,572	534,056
Reimbursement of onsite personnel(2)	4,831,469	4,564,368	1,015,869	805,274
Other fees(1)	434,332	449,317	51,597	54,679
Other fees - property operations(2)	46,836	—	—	—
Other fees - G&A(3)	40,581	—	—	—
Other operating expenses(3)	434,878	346,719	227,517	184,954
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(4)	197,879	245,033	8,645	16,431
Reimbursement of labor costs(4)	65,471	83,050	7,665	7,171
Prepaid insurance deductible account(5)	62,092	37,245	(62,093)	(124,185)
	$11,301,229	$10,798,838	$1,825,489	$2,663,381
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(4)	Included in building and improvements in the accompanying consolidated balance sheets.

(5)
Included in other assets in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid insurance deductible account is included in general and administrative expenses in the accompanying consolidated statements of operations.

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
March 31, 2017
(unaudited)

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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.50% to 3.75% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives a 60 day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager.
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
March 31, 2017
(unaudited)

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
Prepaid Insurance Deductible Account
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor.
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
March 31, 2017
(unaudited)

resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
At March 31, 2017, the Company’s allocable share of the Advisor’s overhead expenses did not exceed the 2%/25% Limitation test.
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

9.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2017 and December 31, 2016, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors and at the initial election of a new independent director. The

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 9, 2016, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meeting of stockholders. The Company recorded stock-based compensation expense of $15,030 and $12,864 for the three months ended March 31, 2017 and 2016, respectively.

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
March 31, 2017
(unaudited)

11.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2017 and December 31, 2016:

March 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	4/1/2017 - 10/1/2019	One-Month LIBOR	43	$973,400,000	0.98%	2.75%	$298,888

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	4/1/2017 - 10/1/2019	One-Month LIBOR	43	$973,400,000	0.77%	2.70%	$618,841
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2017 and 2016 resulted in an unrealized loss of $319,953 and $232,712, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate cap agreements of $298,888 and $618,841 are included in other assets on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On April 3, 2017, the Company paid distributions of $4,627,865, which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017. All such distributions were paid in cash.
On May 1, 2017, the Company paid distributions of $4,477,560, which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017. All such distributions were paid in cash.
Redemption
On April 28, 2017, the Company redeemed 180,226 shares of its common stock for a total redemption value of $2,000,000, or $11.10 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On May 9, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2017 and ending on September 30, 2017. The distributions will be equal to $0.001964 per share of the Company’s common stock. The distributions for each record date in

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

July 2017, August 2017 and September 2017 will be paid in August 2017, September 2017 and October 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.
Overview
We were formed on May 4, 2009, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate or change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan. On March 10, 2015, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014. On February 25, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015. On February 15, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.65 as of December 31, 2016.
As of March 31, 2017, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,709 apartment homes and 25,973 square feet of rentable commercial space. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes we constructed, was $1,644,189,381, exclusive of closing costs. At March 31, 2017, our portfolio was approximately 95.8% leased.
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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we may have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Our plan is to provide rental housing for these generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 - $55,000. We believe these factors will continue to contribute to the demand for multifamily housing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of March 31, 2017, we owned the 65 multifamily properties listed below:

					Contract Purchase Price(1)	Mortgage Debt Outstanding at March 31, 2017	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,658,476	86.1%	86.8%	$919	$846
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,094,532	91.4%	89.5%	771	815
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,191,599	95.1%	91.9%	941	947
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,436,265	99.0%	97.5%	727	724
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,140,493	96.1%	93.1%	1,063	1,035
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	22,549,255	89.6%	89.9%	714	722
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,467,941	94.4%	90.7%	707	698
8	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	12,765,315	89.7%	93.7%	815	869
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,640,983	93.1%	91.9%	867	866
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,258,754	94.0%	94.0%	902	922
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,658,050	93.5%	92.5%	940	940
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,528,524	96.1%	93.1%	1,140	1,097
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,539,722	93.8%	94.4%	874	895
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,867,995	96.5%	96.5%	1,073	1,047
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,801,548	96.0%	93.6%	1,101	1,134
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,625,694	92.3%	93.3%	1,189	1,205
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,408,618	91.7%	93.3%	976	966
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	30	1,423,000	—	96.7%	93.3%	745	779
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	24,614,467	96.3%	97.0%	824	818
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,716,558	91.5%	89.5%	1,047	1,050
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,163,224	94.9%	93.5%	1,136	1,129

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

					Contract Purchase Price(1)	Mortgage Debt Outstanding at March 31, 2017	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	$52,500,000	$36,849,793	95.0%	94.7%	$907	$919
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	5,809,510	98.9%	95.6%	1,224	1,254
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,946,581	95.0%	93.7%	886	872
25	Valley Farms North	Louisville, KY	12/28/2012	128	14,607,032	9,620,027	93.0%	93.0%	1,028	989
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,327,302	93.7%	91.4%	981	940
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	29,025,504	92.4%	93.0%	1,207	1,235
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	23,767,558	94.8%	94.8%	1,020	1,003
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,473,972	92.4%	94.1%	1,003	1,048
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	20,806,628	95.5%	97.0%	1,066	1,058
31	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,220,000	24,827,791	86.7%	92.2%	1,205	1,287
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	22,807,686	92.4%	94.6%	1,322	1,290
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	13,880,483	96.3%	96.3%	899	872
34	Rosemont at Olmos Park	San Antonio, TX	5/31/2013	144	22,050,000	14,048,381	95.1%	97.2%	1,255	1,265
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,635,758	95.0%	92.9%	954	949
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,989,258	95.5%	96.3%	708	727
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	5,938,351	97.7%	96.9%	980	957
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,766,323	96.6%	93.7%	997	989
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,763,716	96.2%	94.6%	917	887
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	58,162,195	91.2%	91.2%	1,381	1,414
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,610,227	94.9%	94.6%	1,269	1,278
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	15,052,076	96.8%	95.3%	956	928
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	15,978,596	93.0%	91.3%	1,265	1,287
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,079,953	92.5%	95.0%	831	858
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,036,798	93.3%	96.0%	1,008	1,010

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

					Contract Purchase Price(1)	Mortgage Debt Outstanding at March 31, 2017	Average Occupancy as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2017	Dec 31, 2016	Mar 31, 2017	Dec 31, 2016
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	$29,000,000	$28,100,853	94.2%	94.7%	$1,148	$1,116
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	27,163,036	95.2%	95.8%	1,012	1,027
48	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,226,558	91.5%	91.5%	893	907
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,148,109	92.5%	91.2%	1,195	1,168
50	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,283,912	94.5%	91.5%	1,255	1,221
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,257,611	91.7%	91.2%	1,038	1,077
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,276,509	92.9%	92.3%	1,069	1,035
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,876,286	93.3%	93.7%	1,069	1,066
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,217,241	93.5%	95.3%	1,157	1,147
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,624,826	91.7%	93.1%	1,107	1,111
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	85.8%	93.1%	1,347	1,373
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	17,191,441	94.6%	94.6%	1,165	1,144
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	16,353,703	91.4%	90.6%	951	903
59	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,500,268	93.4%	94.3%	1,039	1,066
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	23,032,547	94.9%	92.2%	1,029	1,006
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,197,061	95.3%	91.7%	940	927
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,243,260	95.3%	97.3%	1,612	1,629
63	Richland Falls	Murfreesboro, TN	5/16/2014	276	30,916,792	20,214,914	94.2%	94.6%	1,021	1,028
64	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	17,663,823	98.2%	94.1%	978	992
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	15,641,240	91.9%	95.6%	1,223	1,189
				16,709	$1,644,189,381	$1,215,545,678	93.6%	93.5%	$1,025	$1,026
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our accounting policies during 2017. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2017 and 2016.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The distributions paid during the fiscal quarter ended March 31, 2017 were as follows:

		Distributions Declared Per Share(1)(2)		Sources of Distributions Paid		Net Cash Provided By Operating Activities
Period	Distributions Declared(1)		Distributions Paid(3)	Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2017	$13,447,122	$0.177	$13,444,612	$10,904,602	$2,540,010	$10,904,602
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2017.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three months ended March 31, 2017, we paid aggregate distributions of $13,444,612. All such distributions were paid in cash. For the three months ended March 31, 2017, we had a net loss of $5,644,875. For the three months ended March 31, 2017, we had funds from operations, or FFO, of $12,308,848 and net cash provided by operating activities was $10,904,602. For the three months ended March 31, 2017, we funded $10,904,602 of distributions paid with net cash provided by operating activities and $2,540,010 with existing cash and cash equivalents that were available from the 2016 refinancing transactions described in Note 5 to our condensed consolidated unaudited financial statements included this Quarterly Report on Form 10-Q, or the refinancing transactions. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2017, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We have used, and intend to use in the future, secured and unsecured borrowings. At the conclusion of our initial public offering, our overall borrowings were approximately 65% of the cost of our investments (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2017, our borrowings were not in excess of 300% of the value of our net assets.
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
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility will be secured by the properties set out in Note 5 of the accompanying condensed consolidated unaudited financial statements. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Cash Flows Provided by Operating Activities
As of March 31, 2017, we owned 65 multifamily properties. During the three months ended March 31, 2017, net cash provided by operating activities was $10,904,602 compared to $11,942,765 for the three months ended March 31, 2016. The decrease in net cash provided by operating activities is primarily due to changes in net loss, depreciation and amortization expense, accounts payable and accrued liabilities, restricted cash and rent and other receivables compared to the first quarter of 2016.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Used in Investing Activities
During the three months ended March 31, 2017, net cash used in investing activities was $4,151,057 compared to $4,933,892 during the three months ended March 31, 2016. The decrease in net cash used in investing activities was primarily due to fewer value-enhancement and other capital improvement projects being paid during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Net cash used in investing activities during the three months ended March 31, 2017 consisted of the following:

•	$169,500 from short-term investments;

•	$4,519,629 of cash used for improvements to real estate investments;

•	$191,177 of cash provided by restricted cash accounts related to replacement reserves; and

•	$7,895 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2017, net cash used in financing activities was $17,777,271 compared to net cash used in financing activities of $2,605,207 during the three months ended March 31, 2016. The increase in cash flows used in financing activities is due primarily to the decrease in borrowings from the credit facility. Net cash used in financing activities during the three months ended March 31, 2017 consisted of the following:

•	$2,332,659 of principal payments on mortgage notes payable, net of proceeds of $303,751;

•	$2,000,000 of cash paid for the redemption of common stock; and

•	$13,444,612 of cash distributions.
Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At the conclusion of our public offering, our borrowings were approximately 65% of the cost of our real properties (before deducting depreciation and amortization) plus the value of our other investments. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2017, we had indebtedness totaling an aggregate principal amount of $1,215,545,678, including the net premiums on certain notes payables of $1,899,980 and the net deferred financing costs of $8,376,213. The following is a summary of our contractual obligations as of March 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$242,322,877	$32,010,498	$75,407,981	$59,805,536	$75,098,862
Principal payments on outstanding debt obligations(2)	1,222,021,911	47,836,071	177,773,857	365,768,163	630,643,820
Total	$1,464,344,788	$79,846,569	$253,181,838	$425,573,699	$705,742,682
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2017. We incurred interest expense of $10,848,036 during the three months ended March 31, 2017, including amortization of deferred financing costs of $470,696, amortization of loan premiums of $308,639 and net unrealized losses from the change in fair value of interest rate cap agreements of $319,953.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

We have significant debt maturing within one year from the date the consolidated financial statements are available to be issued. Although we do not currently have the liquid funds necessary to repay the debt at maturity, we believe it is probable that we will be able to refinance all or a portion of the debt prior to maturity.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2017 and 2016. The ability to compare one period to another is affected by our value-enhancement strategy. Although the number of multifamily properties owned as of March 31, 2017 remained unchanged at 65 compared to March 31, 2016, our results of operations were impacted by the construction of an additional 86 apartment homes at one existing multifamily property during 2016 and our value-enhancement activity completed through March 31, 2017, as further discussed below.
Our results of operations for the three months ended March 31, 2017 and 2016 are not indicative of those expected in future periods. For the three months ended March 31, 2017, we continue the process of value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of property operations and net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016
The following table summarizes the consolidated results of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	Change $	Change %
Total revenues	$54,280,265	$52,906,908	$1,373,357	3%
Operating, maintenance and management	(14,076,201)	(13,709,810)	(366,391)	3%
Real estate taxes and insurance	(9,812,747)	(8,911,021)	(901,726)	10%
Fees to affiliates	(5,622,023)	(5,522,423)	(99,600)	2%
Depreciation and amortization	(17,953,723)	(16,947,268)	(1,006,455)	6%
Interest expense	(10,848,036)	(10,046,840)	(801,196)	8%
General and administrative expenses	(1,612,410)	(1,387,688)	(224,722)	16%
Net loss	$(5,644,875)	$(3,618,142)	$(2,026,733)	56%

NOI(1)	$28,276,306	$28,343,638	$(67,332)	—%
FFO(2)	$12,308,848	$13,329,126	$(1,020,278)	(8)%
MFFO(2)	$12,628,801	$13,675,445	$(1,046,644)	(8)%
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

Net loss
For the three months ended March 31, 2017, we had a net loss of $5,644,875 compared to a net loss of $3,618,142 for the three months ended March 31, 2016. The increase in net loss of $2,026,733 over the prior year period was primarily due to the increase in operating, maintenance and management expenses of $366,391, the increase in real estate taxes and insurance of $901,726, the increase in fees to affiliates of $99,600, the increase in depreciation and amortization expense of $1,006,455, the

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increase in interest expense of $801,196 and the increase in general and administrative expenses of $224,722, partially offset by the increase in total revenues of $1,373,357. Our results of operations were primarily negatively impacted by depreciation and amortization, real estate taxes and interest expense, as further discussed below.
Total revenues
Rental income and tenant reimbursements for the three months ended March 31, 2017 were $54,280,265 compared to $52,906,908 for the three months ended March 31, 2016. The increase of $1,373,357 was primarily due to the average monthly rent increasing from $1,005 at March 31, 2016 to $1,025 at March 31, 2017, as a result of ordinary monthly rent increases and the completion of our value-enhancement projects. Additionally, our total units increased by 87 from 16,622 at March 31, 2016 to 16,709 at March 31, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and to a lesser extent our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended March 31, 2017 were $14,076,201 compared to $13,709,810 for the three months ended March 31, 2016. The increase of $366,391 was primarily due to increased utilities costs and salaries and wages of onsite personnel. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2017 were $9,812,747 compared to $8,911,021 for the three months ended March 31, 2016. Approximately $600,000 of the increase related to prior year settlements reducing the real estate tax expense during the three months ended March 31, 2016. The remaining approximately $300,000 increase was due to increased assessed values of our property portfolio. These amounts may increase in future periods as a result of ordinary municipal property tax increases and/or increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2017 were $5,622,023 compared to $5,522,423 for the three months ended March 31, 2016. The increase of $99,600 primarily was due to increases to the property management and investment management fees payable to our affiliated property manager and advisor for the three months ended March 31, 2017 as a result of the growth of our property portfolio. We expect fees to affiliates to increase in future periods as a result of increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2017 were $17,953,723 compared to $16,947,268 for the three months ended March 31, 2016. The increase of $1,006,455 was primarily due to the increase in depreciable and amortizable assets of $29,845,999 since March 31, 2016. We expect these amounts to increase slightly in future periods as a result of anticipated capital expenditures made to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2017 was $10,848,036 compared to $10,046,840 for the three months ended March 31, 2016. The increase of $801,196 was primarily due to a net increase of $87,706,733 in our total notes payable balance from March 31, 2016 to March 31, 2017 in addition to increases in LIBOR from March 31, 2016 to March 31, 2017 that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense
General and administrative expenses for the three months ended March 31, 2017 were $1,612,410 compared to $1,387,688 for the three months ended March 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $224,722 primarily was due to increases in insurance, appraisal and audit costs, partially offset by a reduction in the change in fair value of unvested restricted common stock for the three months March 31, 2017 compared to the three months ended March 31, 2016. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Property Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table presents the property operations for the three months ended March 31, 2017 and 2016 for the 65 properties we owned as of March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	Change $	Change %
Operating revenues	$54,206,121	$52,890,812	$1,315,309	2%
Operating expenses	25,929,815	24,547,174	1,382,641	6%
Net operating income(1)	$28,276,306	$28,343,638	$(67,332)	—%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Net operating income for the three months ended March 31, 2017 was $28,276,306 compared to $28,343,638 for the three months ended March 31, 2016. The 2% increase in operating revenues was offset by the 6% increase in operating expenses over the comparable prior year period.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues
Operating revenues for the three months ended March 31, 2017 were $54,206,121 compared to $52,890,812 for the three months ended March 31, 2016. The 2% increase in operating revenues was primarily due to the average monthly rent increases from $1,005 as of March 31, 2016 to $1,025 as of March 31, 2017.
Operating Expenses
Operating expenses for the three months ended March 31, 2017 were $25,929,815 compared to $24,547,174 for the three months ended March 31, 2016. The 6% increase in operating expenses was primarily due to increased real estate taxes, turnover costs, utilities and wages and salaries during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(5,644,875)	$(3,618,142)
Fees to affiliates(1)	3,581,155	3,501,124
Depreciation and amortization	17,953,723	16,947,268
Interest expense	10,848,036	10,046,840
General and administrative expenses	1,612,410	1,387,688
Other (gains) and losses(2)	(74,143)	78,860
Net operating income	$28,276,306	$28,343,638
________________

(1)
Fees to affiliates for the three months ended March 31, 2017 and 2016 excludes property management fees of $1,606,536 and $1,571,982 and other fees of $434,332 and $449,317, respectively, that are included in NOI.

(2)	Other (gains) and losses for the three months ended March 31, 2017 and 2016 include non-recurring insurance proceeds and certain corporate level expenses that are not included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated the measure of FFO which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently, under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 and for any future acquisitions this would result in a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs that are not capitalized, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
Reconciliation of net loss to MFFO:	2017	2016
Net loss	$(5,644,875)	$(3,618,142)
Depreciation of real estate assets	17,915,431	16,908,976
Amortization of lease-related costs	38,292	38,292
FFO	12,308,848	13,329,126
Unrealized loss on derivative instruments	319,953	232,712
Change in value of restricted common stock to Advisor	—	113,607
MFFO	$12,628,801	$13,675,445
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

PART I — FINANCIAL INFORMATION (continued)

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2017, the fair value of our fixed rate debt was $465,053,739 and the carrying value of our fixed rate debt was $469,147,705. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2017, the fair value of our variable rate debt was $754,590,773 and the carrying value of our variable rate debt was $746,397,973. Based on interest rates as of March 31, 2017, if interest rates are 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $7,689,390 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $7,399,784.
At March 31, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.06% and 3.13%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.49% at March 31, 2017. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2017, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2017 were not in excess of the capped rates. See also Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
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

PART I — FINANCIAL INFORMATION (continued)

our chief executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	169,751	183,955	$10.87	(5)
February 2017	169,275	—	—	(5)
March 2017	180,670	—	—	(5)
	519,696	183,955
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On April 28, 2017, we redeemed 180,226 shares of our common stock for a total redemption value of $2,000,000, or $11.10 per share, pursuant to our share repurchase program.

(2)	We are not obligated to repurchase shares under the share repurchase program.

(3)	Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100.0% of the estimated value per share for stockholders who have held their shares for at least four years;
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death or “qualifying disability” will be equal to the average issue price per share for all of the stockholder’s shares purchased from us.

(4)	For the three months ended March 31, 2017, the sources of the cash used to redeem shares were 100% from existing cash and cash equivalents that were available from the refinancing transactions.

(5)
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

Steadfast Income REIT, Inc.
Date:	May 11, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 11, 2017	By:	/s/ Kevin J. Keating
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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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