Form 10-Q
period 2017-06-30
Steadfast Income REIT, Inc.
filed 2017-08-10
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2017, there were 75,660,129 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$174,153,422	$174,102,422
Building and improvements	1,524,472,235	1,517,532,273
Other intangible assets	2,644,263	2,644,263
Total real estate, cost	1,701,269,920	1,694,278,958
Less accumulated depreciation and amortization	(268,736,832)	(232,744,083)
Total real estate, net	1,432,533,088	1,461,534,875
Cash and cash equivalents	48,948,868	66,224,027
Restricted cash	20,224,600	27,553,851
Short-term investments	30,097,068	30,084,750
Rents and other receivables	2,563,411	2,750,520
Other assets	1,796,011	4,786,762
Total assets	$1,536,163,046	$1,592,934,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$38,895,448	$47,377,341
Notes payable:
Mortgage notes payable, net	980,234,531	985,080,154
Credit facility, net	232,920,776	232,636,126
Total notes payable, net	1,213,155,307	1,217,716,280
Distributions payable	4,468,685	4,625,355
Due to affiliates	1,497,483	2,787,566
Total liabilities	1,258,016,923	1,272,506,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 75,838,681 and 76,202,862 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	758,387	762,029
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	668,051,896	672,018,194
Cumulative distributions and net losses	(390,664,170)	(352,351,990)
Total stockholders’ equity	278,146,123	320,428,243
Total liabilities and stockholders’ equity	$1,536,163,046	$1,592,934,785
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$48,763,373	$47,932,721	$96,979,147	$95,103,356
Tenant reimbursements and other	6,355,033	6,089,902	12,419,523	11,826,176
Total revenues	55,118,406	54,022,623	109,398,670	106,929,532
Expenses:
Operating, maintenance and management	14,339,889	13,903,048	28,416,090	27,612,858
Real estate taxes and insurance	9,894,525	10,048,699	19,707,271	18,959,719
Fees to affiliates	5,667,962	7,362,697	11,289,985	12,885,120
Depreciation and amortization	18,048,070	17,216,777	36,001,793	34,164,045
Interest expense	11,260,913	10,140,476	22,108,949	20,187,315
Loss on debt extinguishment	—	1,189,044	—	1,189,044
General and administrative expenses	1,563,620	2,201,102	3,176,030	3,588,789
Total expenses	60,774,979	62,061,843	120,700,118	118,586,890
Net loss	$(5,656,573)	$(8,039,220)	$(11,301,448)	$(11,657,358)
Loss per common share — basic and diluted	$(0.07)	$(0.11)	$(0.15)	$(0.15)
Weighted average number of common shares outstanding — basic and diluted	75,878,088	76,252,947	75,969,547	76,301,454
Distributions declared per common share	$0.179	$0.178	$0.355	$0.356
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED JUNE 30, 2017 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	76,674,502	$766,745	1,000	$10	$677,624,840	$(271,944,072)	$406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Repurchase of common stock	(479,140)	(4,791)	—	—	(4,995,209)	—	(5,000,000)
Distributions declared	—	—	—	—	—	(54,828,267)	(54,828,267)
Amortization of stock-based compensation	—	—	—	—	76,285	—	76,285
Change in value of restricted common stock to Advisor	—	—	—	—	312,353	—	312,353
Net loss for the year ended December 31, 2016	—	—	—	—	—	(25,579,651)	(25,579,651)
BALANCE, December 31, 2016	76,202,862	762,029	1,000	10	672,018,194	(352,351,990)	320,428,243
Repurchase of common stock	(364,181)	(3,642)	—	—	(3,996,358)	—	(4,000,000)
Distributions declared	—	—	—	—	—	(27,010,732)	(27,010,732)
Amortization of stock-based compensation	—	—	—	—	30,060	—	30,060
Net loss for the six months ended June 30, 2017	—	—	—	—	—	(11,301,448)	(11,301,448)
BALANCE, June 30, 2017	75,838,681	$758,387	1,000	$10	$668,051,896	$(390,664,170)	$278,146,123
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(11,301,448)	$(11,657,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,001,793	34,164,045
Amortization of deferred financing costs	938,707	777,466
Amortization of stock-based compensation	30,060	25,728
Change in value of restricted common stock to Advisor	—	170,695
Amortization of loan premiums and discounts, net	(617,277)	(617,396)
Change in fair value of interest rate cap agreements	516,089	445,272
Loss on debt extinguishment	—	1,189,044
Insurance claim recoveries	(45,660)	(119,930)
Loss on disposal of building and improvements	6,034	—
Unrealized gain on short-term investments	(181,818)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	7,076,258	3,864,702
Rents and other receivables	187,109	(578,810)
Other assets	2,474,662	1,374,188
Accounts payable and accrued liabilities	(7,718,680)	(6,054,005)
Due to affiliates	(1,269,100)	658,873
Net cash provided by operating activities	26,096,729	23,642,514
Cash Flows from Investing Activities:
Proceeds from short-term investments	169,500	—
Additions to real estate investments	(7,790,236)	(12,725,753)
Restricted cash for investing activities	252,993	1,079,976
Purchase of interest rate cap agreements	—	(259,000)
Proceeds from insurance claims	45,660	119,930
Net cash used in investing activities	(7,322,083)	(11,784,847)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	303,751	360,616,609
Principal payments on mortgage notes payable	(5,186,154)	(291,459,917)
Borrowings from credit facility	—	16,000,000
Principal payments on credit facility	—	(16,000,000)
Payment of deferred financing costs	—	(2,599,471)
Payment of debt extinguishment costs	—	(191,800)
Distributions to common stockholders	(27,167,402)	(27,498,727)
Repurchase of common stock	(4,000,000)	(2,000,000)
Net cash (used in) provided by financing activities	(36,049,805)	36,866,694
Net (decrease) increase in cash and cash equivalents	(17,275,159)	48,724,361
Cash and cash equivalents, beginning of period	66,224,027	32,076,582
Cash and cash equivalents, end of period	$48,948,868	$80,800,943

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $0 and $66,367 for the six months ended June 30, 2017 and 2016, respectively	$21,116,873	$20,144,647
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(156,670)	$(175,887)
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(763,213)	$772,617
Decrease in due to affiliates from additions to real estate investments	$(20,983)	$(65,620)

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of June 30, 2017, the Company owned 65 multifamily properties comprising a total of 16,709 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
Private Offering
On October 13, 2009, the Company commenced a private offering of up to $94,000,000 in shares of the Company’s common stock at a purchase price of $9.40 per share (with discounts available for certain categories of purchasers) (the “Private Offering”). The Company offered its shares of common stock for sale in the Private Offering pursuant to a confidential private placement memorandum and only to persons that were “accredited investors,” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. On July 9, 2010, the Company terminated the Private Offering and on July 19, 2010, the Company commenced its registered Public Offering (defined and described below). The Company sold 637,279 shares of common stock in the Private Offering for gross offering proceeds of $5,844,325.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “ Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2017. Subject to certain

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company and Advisor entered into an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Partnership Agreement”) on September 28, 2009.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Short-term Investments
Short-term investments consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of June 30, 2017 and December 31, 2016, short-term investments consisted of $30,000,000 held in a certificate of deposit and are included in short-term investments on the accompanying consolidated balance sheets. The certificate of deposit originally matured on March 28, 2017; however, upon maturity, the balance was rolled into a new six-month certificate of deposit. The short-term investment is classified as held-to-maturity and was recorded at the amortized cost on the accompanying consolidated balance sheets. During the three and six months ended June 30, 2017, $97,068 and $181,818 was included in tenant reimbursements and other on the accompanying consolidated statements of operations. No amounts were recorded during the three and six months ended June 30, 2016.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$102,752	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$618,841	$—

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2017 and December 31, 2016, the fair value of the notes payable was $1,220,111,998 and $1,197,015,105, respectively, compared to the carrying value of $1,213,155,307 and $1,217,716,280, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed, and qualifies as, a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three and six months ended June 30, 2017 and three months ended March 31, 2016 were based on daily record dates and calculated at a rate of $0.001964 per share per day. Distributions were based on daily record dates and calculated at a rate of $0.001958 per share per day during the three months ended June 30, 2016. Each day during the six months ended June 30, 2017 and 2016 was a distribution record date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2017, the Company declared distributions of $0.179 and $0.355 per common share, respectively. During the three and six months ended June 30, 2016, the Company declared distributions of $0.178 and $0.356 per common share, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its preliminary assessment, the Company identified the following types of revenues from non-lease components: pass-through tenant reimbursements, administrative fees, participation revenue and revenue from ancillary services. Based on this assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because revenue from these sources is immaterial to the consolidated financial statements. The Company is also not expecting to experience a material impact from

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the preliminary stages of evaluating the impact of this ASU on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company plans to complete its assessment process by the end of the fourth quarter of 2017 and plans to adopt this ASU on January 1, 2019.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company reclassified payments for debt extinguishment costs of $191,800 from cash flows from operating activities to cash flows from financing activities as of June 30, 2016. There was no impact as of June 30, 2017.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption of this new guidance during the six months ended June 30, 2017, the Company did not experience a material impact.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3. Real Estate
As of June 30, 2017, the Company owned 65 multifamily properties encompassing in the aggregate 16,709 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,644,240,381. As of June 30, 2017 and December 31, 2016, the Company’s portfolio was approximately 94.1% and 93.5% occupied and the average monthly rent was $1,032 and $1,026, respectively.
As of June 30, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2017
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate
Investments in real estate	$174,153,422	$1,524,472,235	$2,644,263	$1,701,269,920
Less: Accumulated depreciation and amortization	—	(268,114,217)	(622,615)	(268,736,832)
Net investments in real estate and related lease intangibles	$174,153,422	$1,256,358,018	$2,021,648	$1,432,533,088

	December 31, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate
Investments in real estate	$174,102,422	$1,517,532,273	$2,644,263	$1,694,278,958
Less: Accumulated depreciation and amortization	—	(232,198,052)	(546,031)	(232,744,083)
Net investments in real estate and related lease intangibles	$174,102,422	$1,285,334,221	$2,098,232	$1,461,534,875
Depreciation and amortization expenses were $18,048,070 and $36,001,793 for the three and six months ended June 30, 2017, and $17,216,777 and $34,164,045 for the three and six months ended June 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements were $18,009,778 and $35,925,209 for the three and six months ended June 30, 2017, and $17,178,485 and $34,087,461 for the three and six months ended June 30, 2016, respectively.
Amortization of the Company’s other intangible assets was $38,292 and $76,584 for the three and six months ended June 30, 2017, and $38,292 and $76,584 for the three and six months ended June 30, 2016, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The future amortization of the Company’s acquired other intangible assets as of June 30, 2017 and thereafter is as follows:

July 1 through December 31, 2017	$76,584
2018	153,168
2019	153,168
2020	153,168
2021	153,168
Thereafter	1,332,392
$2,021,648
Operating Leases
As of June 30, 2017, the Company’s real estate portfolio comprised 16,709 residential apartment homes and was 96.7% leased by a diverse group of residents. For each of the three and six months ended June 30, 2017 and 2016, the Company’s real estate portfolio earned approximately 99% and 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 1.92 to 7.76 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $5,165,822 and $5,047,792 as of June 30, 2017 and December 31, 2016, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2017 and thereafter is as follows:

July 1 through December 31, 2017	$127,962
2018	259,143
2019	180,858
2020	74,313
2021	76,535
Thereafter	264,345
$983,156
As of June 30, 2017 and December 31, 2016, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

4. Other Assets
As of June 30, 2017 and December 31, 2016, other assets consisted of:

	June 30, 2017	December 31, 2016
Prepaid expenses	$587,148	$3,041,353
Interest rate cap agreements (Note 11)	102,752	618,841
Deposits	1,106,111	1,126,568
Other assets	$1,796,011	$4,786,762
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2017 and December 31, 2016:

	June 30, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.06%	$466,966,485
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.50%	517,380,933
Total mortgage notes payable, gross	58				3.75%	984,347,418
Premium, net(2)						1,591,341
Deferred financing costs, net(3)						(5,704,228)
Total mortgage notes payable, net						$980,234,531

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.06%	$471,344,145
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.05%	517,885,675
Total mortgage notes payable, gross	58				3.52%	989,229,820
Premium/discount, net(2)						2,208,619
Deferred financing costs, net(3)						(6,358,285)
Total mortgage notes payable, net						$985,080,154
_____________________________

(1)	See Note 11 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)
The following table summarizes the debt premiums as of June 30, 2017, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of June 30, 2017	Amortization of Net Debt Premium During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
$1,591,341	$308,639	$308,698	$617,277	$617,396

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Deferred financing costs	$10,104,244	$10,104,244
Less: accumulated amortization	(4,400,016)	(3,745,959)
Deferred financing costs, net	$5,704,228	$6,358,285
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
June 30, 2017
(unaudited)

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
In the June Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (the “CME”), as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement provides for a term loan with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with its terms. Each loan accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.31%. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the maturity date.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

As of June 30, 2017 and December 31, 2016, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	June 30, 2017	December 31, 2016
Ashley Oaks Apartment Homes	$24,867,500	$24,867,500
Trails at Buda Ranch	21,025,000	21,025,000
Deer Valley Apartments	22,982,500	22,982,500
Carrington Park at Huffmeister	20,430,500	20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Audubon Park Apartments	16,602,500	16,602,500
Oak Crossing	17,980,000	17,980,000
Meritage at Steiner Ranch	58,580,000	58,580,000
	235,124,750	235,124,750
Deferred financing costs, net on Credit Facility(2)	(2,203,974)	(2,488,624)
Credit Facility, net	$232,920,776	$232,636,126
___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of June 30, 2017 and December 31, 2016, was $718,172 and $433,522, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2017:

		Remainder of 2017	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt obligations(1)	$1,219,472,168	$45,282,955	$75,827,573	$101,699,117	$87,236,482	$277,870,158	$631,555,883
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all financial and non-financial debt covenants. The Company has significant debt maturing within one year from the date the consolidated financial statements are available to be issued. Although the Company does not currently have the liquid funds necessary to repay the debt at maturity, it believes that it is probable that it will be able to refinance all or a portion of the debt prior to maturity.
For the three and six months ended June 30, 2017, the Company incurred interest expense of $11,260,913 and $22,108,949, respectively. Interest expense for the three and six months ended June 30, 2017 includes amortization of deferred financing costs of $468,011 and $938,707, amortization of loan premiums and discounts of $308,639 and $617,277 and net unrealized loss from the change in fair value of interest rate cap agreements of $196,136 and $516,089, respectively.
For the three and six months ended June 30, 2016, the Company incurred interest of $10,180,939 and $20,253,682, respectively. Interest expense for the three and six months ended June 30, 2016 includes amortization of deferred financing costs of $395,421 and $777,466, amortization of loan premiums of $308,698 and $617,396, net unrealized loss from the change in fair value of interest rate cap agreements of $212,559 and $445,272 and capitalized interest of $40,463 and $66,367, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $3,598,719 and $3,444,162 was payable as of June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to June 30, 2017, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The issuance and vesting activity for the six months ended June 30, 2017 and for the year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016

Nonvested shares at the beginning of the period	11,875	11,250
Granted shares	—	7,500
Vested shares	—	(6,875)
Nonvested shares at the end of the period	11,875	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the six months ended June 30, 2017 and for the year ended December 31, 2016 is as follows:

Grant Year	Weighted Average Fair Value
2016	$11.44
2017	n/a
The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan, as defined below.
Included in general and administrative expenses is $15,030 and $30,060 for the three and six months ended June 30, 2017 and $12,864 and $25,728 for the three and six months ended June 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.22 years as of June 30, 2017. As of June 30, 2017, the compensation expense related to the issuance of the restricted common stock not vested was $75,049.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016. The fair value of the vested common stock as of June 30, 2017 and December 31, 2016 of $5,637,207 was recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $57,088 and $170,695 for the three and six months ended June 30, 2016, respectively, for the change in value of restricted common stock issued to the Advisor. No amounts were recognized during the three and six months ended June 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2017 and December 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
Share Repurchase Program and Redeemable Common Stock
The Company’s share repurchase program may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase program until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period does not apply to repurchases requested within two years after the death or disability of a stockholder.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter during which the share repurchase program is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the end of the applicable quarter.
During the three and six months ended June 30, 2017, the Company redeemed a total of 180,226 and 364,181 shares with a total redemption value of $2,000,000 and $4,000,000, respectively, and received net requests for the redemption of 503,205 and 1,022,901 shares with a total net redemption value of $5,774,695 and $11,741,716, respectively. During the three and six months ended June 30, 2016, the Company redeemed a total of 96,215 and 195,458 shares with a total redemption value of $1,000,000 and $2,000,000, respectively, and received net requests for the repurchase of 266,949 and 614,461 shares with a total net repurchase value of $2,926,762 and $6,690,074. As of June 30, 2017 and 2016, the Company’s total outstanding redemption requests received that were subject to the Company’s limitations on redemptions (discussed below) were 1,969,057 shares and 873,080 shares, respectively, with a total net redemption value of $22,862,852 and $9,484,805, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the redemption requests exceed the Company’s limitations on redemptions or the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests would be honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, the Company’s board of directors determined to limit the amount of shares repurchased pursuant to the share repurchase program to an amount not to exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000 per quarter, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of June 30, 2017, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions declared for the three and six months ended June 30, 2017 were $13,563,610 and $27,010,732, all of which were attributable to cash distributions.
Distributions declared for the three and six months ended June 30, 2016 were $13,673,510 and $27,322,840, all of which were attributable to cash distributions.
As of June 30, 2017 and December 31, 2016, $4,468,685 and $4,625,355 in distributions declared were payable.
Distributions Paid
For the three and six months ended June 30, 2017, the Company paid cash distributions of $13,722,790 and $27,167,402, which related to distributions declared for each day in the period from March 1, 2017 through May 31, 2017 and December 1, 2016 through May 31, 2017, respectively. All such distributions were paid in cash.
For the three and six months ended June 30, 2016, the Company paid cash distributions of $13,829,064 and $27,498,727, which related to distributions declared for each day in the period from March 1, 2016 through May 31, 2016 and December 1, 2015 through May 31, 2016, respectively. All such distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to the Company	$(5,656,573)	$(8,039,220)	$(11,301,448)	$(11,657,358)
Less: dividends declared on participating securities	2,122	45,505	4,221	91,010
Net loss attributable to common stockholders	(5,658,695)	(8,084,725)	(11,305,669)	(11,748,368)
Weighted average common shares outstanding — basic and diluted	75,878,088	76,252,947	75,969,547	76,301,454
Loss per common share — basic and diluted	$(0.07)	$(0.11)	$(0.15)	$(0.15)
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2017 and 2016 and amounts that are payable (prepaid) to the Advisor and its affiliates as of June 30, 2017 and December 31, 2016 are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,567,979	$3,511,165	$7,149,134	$7,012,289	$8,397	$1,185,001
Acquisition fees(1)	—	960	—	960	—	—
Property management
Fees(1)	1,624,548	1,600,657	3,231,084	3,172,639	541,354	534,056
Reimbursement of onsite personnel(2)	4,776,398	4,601,433	9,607,867	9,165,801	768,615	805,274
Other fees(1)	475,435	459,905	909,767	909,222	51,926	54,679
Other fees - property operations(2)	36,070	—	82,906	—	—	—
Other fees - G&A(3)	29,844	—	70,425	—	—	—
Other operating expenses(3)	215,565	323,886	650,443	670,605	124,571	184,954
Refinancing fee(1)	—	1,790,010	—	1,790,010	—	—
Insurance proceeds(4)	(102,147)	(100,000)	(102,147)	(100,000)	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(5)	63,839	270,357	261,718	515,390	830	16,431
Reimbursement of labor costs(5)	65,393	98,832	130,864	181,882	1,790	7,171
Prepaid insurance deductible account(6)	62,093	37,244	124,185	74,489	—	(124,185)
Deferred financing costs(7)	—	55,207	—	55,207	—	—
	$10,815,017	$12,649,656	$22,116,246	$23,448,494	$1,497,483	$2,663,381
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(4)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(5)	Included in building and improvements in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

(6)
Included in other assets in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid insurance deductible account is included in general and administrative expenses in the accompanying consolidated statements of operations.

(7)	Included in mortgage notes payable, net in the accompanying consolidated balance sheets.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. The cost of real properties and real estate-related assets that have been sold by the Company during the applicable month is excluded from the fee.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranges from 2.50% to 3.75% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 5.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
June 30, 2017
(unaudited)

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
At June 30, 2017, the Company’s allocable share of the Advisor’s overhead expenses did not exceed the 2%/25% Limitation test.
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
Refinancing Fee
The Company pays the Advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of the Company’s existing mortgage loans. For the three and six months ended June 30, 2016, the Advisor earned $1,790,010 and $1,790,010, respectively, in refinancing fees in connection with the June Refinancing Transactions. No amounts were earned by the Advisor for the three and six months ended June 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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
Contribution, Settlement and Release Agreements
Certain of the Company’s subsidiaries and the Property Manager were named as defendants in two Texas class action lawsuits alleging violations of the Texas Water Code (collectively, the “Actions”). The Company’s subsidiaries and the Property Manager disputed plaintiffs’ claims in the Actions; however, to avoid the time and expense associated with defending the Actions, the Company subsidiaries and other affiliated Steadfast entities (collectively, the “Steadfast Parties”) entered into Settlement Agreements with the plaintiffs that provided for a settlement payment to the class members and a release of claims by plaintiffs and class members against the Steadfast Parties. In connection with the settlement agreements, on April 17, 2017, the Steadfast Parties entered into a contribution, settlement and release agreement whereby all agreed to an allocation of all costs related to the actions and their settlements and a release of all claims a Steadfast Party may have against any other Steadfast Party. The Company’s proportionate share of the settlements was $481,765, which consisted of funds used to pay a portion of (1) the settlement payments to the plaintiffs and class members in the actions and (2) legal costs, less insurance proceeds. During the three and six months ended June 30, 2017, the Company had recorded $247,491 as reimbursement for funds spent by the Company in excess of its proportionate share, of which $103,652 remained as a receivable from other Steadfast Parties as of June 30, 2017.
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2017 and December 31, 2016, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors and at the initial election of a new independent director. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. The Company recorded stock-based compensation expense of $15,030 and $30,060 for the three and six months ended June 30, 2017 and $12,864 and $25,728 for the three and six months ended June 30, 2016, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2017 and December 31, 2016:

June 30, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	7/1/2017 - 10/1/2019	One-Month LIBOR	42	$958,239,000	1.22%	2.78%	$102,752

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	4/1/2017 - 10/1/2019	One-Month LIBOR	43	$973,400,000	0.77%	2.70%	$618,841
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2017 resulted in an unrealized loss of $196,136 and $516,089, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2017, no interest rate cap agreements were acquired by the Company, and during the three and six months ended June 30, 2016, the Company acquired interest rate cap agreements of $259,000. The fair value of the interest rate cap agreements of $102,752 and $618,841 as of June 30, 2017 and December 31, 2016, respectively, are included in other assets on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On July 5, 2017, the Company paid distributions of $4,468,685, which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017. All such distributions were paid in cash.
On August 1, 2017, the Company paid distributions of $4,617,014, which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017. All such distributions were paid in cash.
Shares Repurchased
On July 31, 2017, the Company repurchased 178,700 shares of its common stock for a total repurchase value of $2,000,000, or $11.19 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On August 8, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2017 and ending on December 31, 2017. The distributions will be equal to $0.001964 per share of the Company’s common stock. The distributions for each record date in October 2017, November 2017 and December 2017 will be paid in November 2017, December 2017 and January 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Restricted Stock Grant
On August 8, 2017, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Sale of Renaissance at Carol Stream
On August 8, 2017, the Company, through SIR Carol Stream, LLC (“SIR Carol Stream”), an indirect, wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement to sell its fee simple interest in Renaissance at Carol Stream, a 293-unit residential property located in Carol Stream, Illinois, to a third-party buyer. SIR Carol Stream has agreed to sell Renaissance at Carol Stream for an aggregate sales price of $34,000,000, excluding closing costs. The Company expects the sale of Renaissance at Carol Stream to close September 28, 2017, unless extended in accordance with the terms of the Purchase and Sale Agreement.

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
As of June 30, 2017, we owned 65 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,709 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes we constructed, was $1,644,240,381, exclusive of closing costs. At June 30, 2017, our portfolio was approximately 96.7% leased.
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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we may have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 - $55,000. We believe these factors will continue to contribute to the demand for multifamily housing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of June 30, 2017, we owned the 65 multifamily properties listed below:

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at June 30, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
1	Park Place Condominiums	Des Moines, IA	12/22/2010	151	$8,323,400	$4,632,966	86.8%	86.8%	$853	$846
2	Clarion Park Apartments	Olathe, KS	6/28/2011	220	11,215,000	8,054,312	90.9%	89.5%	796	815
3	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,159,515	97.6%	91.9%	936	947
4	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,408,195	97.0%	97.5%	725	724
5	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,114,143	96.1%	93.1%	1,074	1,035
6	Windsor on the River Apartments	Cedar Rapids, IA	1/26/2012	424	33,000,000	22,447,555	91.7%	89.9%	707	722
7	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,427,620	95.4%	90.7%	721	698
8	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	12,678,533	93.7%	93.7%	823	869
9	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,514,655	95.0%	91.9%	847	866
10	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,147,711	94.0%	94.0%	916	922
11	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,578,028	94.9%	92.5%	932	940
12	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,442,007	95.3%	93.1%	1,116	1,097
13	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,500,911	91.9%	94.4%	903	895
14	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,802,633	94.5%	96.5%	1,080	1,047
15	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,808,162	93.2%	93.6%	1,108	1,134
16	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,543,572	96.6%	93.3%	1,188	1,205
17	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,340,700	92.9%	93.3%	989	966
18	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	30	1,423,000	—	96.7%	93.3%	692	779
19	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	24,629,809	96.1%	97.0%	851	818
20	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,654,542	95.5%	89.5%	1,076	1,050
21	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,088,124	96.8%	93.5%	1,141	1,129
22	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	36,673,891	95.9%	94.7%	901	919

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at June 30, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
23	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	$8,400,000	$5,781,035	94.4%	95.6%	$1,205	$1,254
24	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,848,545	95.3%	93.7%	879	872
25	Valley Farms North	Louisville, KY	12/28/2012	128	14,607,032	9,571,123	94.5%	93.0%	1,060	989
26	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,258,229	90.7%	91.4%	951	940
27	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,937,337	96.8%	93.0%	1,210	1,235
28	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	23,659,189	95.1%	94.8%	1,028	1,003
29	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,432,060	89.8%	94.1%	1,003	1,048
30	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	20,819,869	96.2%	97.0%	1,066	1,058
31	Deep Deuce at Bricktown(4)	Oklahoma City, OK	3/28/2013	294	38,271,000	24,641,486	93.2%	92.2%	1,206	1,287
32	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	22,818,274	95.1%	94.6%	1,290	1,290
33	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	13,886,958	96.7%	96.3%	909	872
34	Rosemont Olmos Park Apartments	San Antonio, TX	5/31/2013	144	22,050,000	13,987,641	95.1%	97.2%	1,302	1,265
35	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,584,582	94.2%	92.9%	938	949
36	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,927,178	96.3%	96.3%	747	727
37	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	5,907,176	97.7%	96.9%	996	957
38	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,685,737	94.9%	93.7%	1,012	989
39	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,712,079	95.0%	94.6%	919	887
40	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	58,187,436	90.4%	91.2%	1,386	1,414
41	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,625,034	93.2%	94.6%	1,244	1,278
42	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,969,787	96.3%	95.3%	977	928
43	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	15,988,486	92.2%	91.3%	1,293	1,287
44	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,087,725	95.4%	95.0%	837	858
45	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,041,942	93.3%	96.0%	992	1,010
46	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	28,110,626	95.6%	94.7%	1,171	1,116

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at June 30, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
47	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	$30,900,000	$27,175,018	95.2%	95.8%	$1,043	$1,027
48	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,241,853	93.1%	91.5%	913	907
49	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,160,080	90.8%	91.2%	1,150	1,168
50	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,297,529	95.5%	91.5%	1,212	1,221
51	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,263,973	91.7%	91.2%	1,067	1,077
52	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,292,206	91.4%	92.3%	1,090	1,035
53	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,891,135	93.3%	93.7%	1,047	1,066
54	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,230,173	95.3%	95.3%	1,179	1,147
55	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,638,225	91.9%	93.1%	1,151	1,111
56	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	83.5%	93.1%	1,397	1,373
57	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	17,141,426	93.3%	94.6%	1,174	1,144
58	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	16,368,819	94.5%	90.6%	1,019	903
59	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,511,627	93.4%	94.3%	1,082	1,066
60	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	23,036,950	96.9%	92.2%	1,039	1,006
61	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,203,773	94.8%	91.7%	951	927
62	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,251,662	95.9%	97.3%	1,635	1,629
63	Richland Falls	Murfreesboro, TN	5/16/2014	276	30,916,792	20,004,153	94.6%	94.6%	1,037	1,028
64	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	17,683,055	97.3%	94.1%	963	992
65	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	15,646,532	95.6%	95.6%	1,254	1,189
				16,709	$1,644,240,381	$1,213,155,307	94.1%	93.5%	$1,032	$1,026
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	At June 30, 2017, our portfolio was approximately 96.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)
Deep Deuce at Bricktown, comprised of 294 apartment homes, was acquired by us on March 28, 2013. On June 12, 2017, we acquired a land parcel adjacent to Deep Deuce at Bricktown for a purchase price of $51,000.

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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with the taxable year ended December 31, 2010. To continue to qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally are not subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification would have been lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event would materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to, and do, qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to continue to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2016 and six months ended June 30, 2017 and at a rate of $0.001958 per share per day during the three months ended June 30, 2016.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The distributions declared and paid during the first and second quarters of 2017 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2017	$13,447,122	$0.177	$13,444,612	$10,904,602	$2,540,010	$10,904,602
Second Quarter 2017	13,563,610	0.179	13,722,790	13,722,790	—	15,192,127
	$27,010,732	$0.356	$27,167,402	$24,627,392	$2,540,010	$26,096,729
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the six months ended June 30, 2017.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and six months ended June 30, 2017, we paid aggregate distributions of $13,722,790 and $27,167,402. All such distributions were paid in cash. For the three and six months ended June 30, 2017, our net loss was $5,656,573 and $11,301,448, we had funds from operations, or FFO, of $12,391,497 and $24,700,345 and net cash provided by operating activities of $15,192,127 and $26,096,729, respectively. For the three and six months ended June 30, 2017, we funded $13,722,790 and $24,627,392 of distributions paid with net cash provided by operating activities, and $0 and $2,540,010 with existing cash and cash equivalents that were available from the 2016 refinancing transactions described in Note 5 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q, or the refinancing transactions. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2017, we had not entered into any leases as a lessee.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

REIT Compliance
To continue to qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We have used, and intend to use in the future, secured and unsecured borrowings. At June 30, 2017, our debt was approximately 61% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2017, our borrowings were not in excess of 300% of the value of our net assets.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects at our properties, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current cash balances;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners;
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
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility will be secured by the properties set out in Note 5 of the accompanying condensed consolidated unaudited financial statements in this quarterly report. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Provided by Operating Activities
As of June 30, 2017, we owned 65 multifamily properties. During the six months ended June 30, 2017, net cash provided by operating activities was $26,096,729 compared to net cash provided by operating activities of $23,642,514 for the six months ended June 30, 2016. The increase in net cash provided by operating activities is primarily due to improved operations at our portfolio of properties. Additionally, cash flows provided by operating activities varied due to timing of payments of operating expenses during the six months ended June 30, 2017 compared to the prior period.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2017, net cash used in investing activities was $7,322,083 compared to net cash used in investing activities of $11,784,847 during the six months ended June 30, 2016. The decrease in net cash used in investing activities was primarily due to a reduction in the amount of cash used for improvements to real estate investments during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Net cash used in investing activities during the six months ended June 30, 2017 consisted of the following:

•	$169,500 of cash provided by short-term investments;

•	$7,790,236 of cash used for improvements to real estate investments;

•	$252,993 of cash provided by restricted cash accounts related to replacement reserves; and

•	$45,660 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2017, net cash used in financing activities was $36,049,805 compared to net cash provided by financing activities of $36,866,694 during the six months ended June 30, 2016. The decrease in cash flow from financing activities is due primarily to the net proceeds from notes payable in connection with the refinancing transactions in 2016. Net cash used in financing activities during the six months ended June 30, 2017 consisted of the following:

•	$4,882,403 of net cash used for principal payments of mortgage notes payable, net of proceeds from the issuance of mortgage notes payable of $303,751;

•	$27,167,402 of cash distributions; and

•	$4,000,000 of cash paid for the redemption of common stock.
Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At June 30, 2017, our debt was approximately 61% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2017, we had indebtedness totaling an aggregate principal amount of $1,213,155,307, including the net premiums on certain notes payable of $1,591,341 and the net deferred financing costs of $7,908,202. The following is a summary of our contractual obligations as of June 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$242,014,337	$22,046,558	$78,983,186	$63,118,173	$77,866,420
Principal payments on outstanding debt obligations(2)	1,219,472,168	45,282,955	177,526,690	365,106,640	631,555,883
Total	$1,461,486,505	$67,329,513	$256,509,876	$428,224,813	$709,422,303
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2017. We incurred interest expense of $11,260,913 and $22,108,949 during the three and six months ended June 30, 2017, including amortization of deferred financing costs totaling $468,011 and $938,707, amortization of loan premiums and discounts of $308,639 and $617,277 and net unrealized losses from the change in fair value of interest rate cap agreements of $196,136 and $516,089.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2017 and 2016. The ability to compare one period to another is affected by our value-enhancement strategy. Although the number of multifamily properties owned as of June 30, 2017 remained unchanged at 65 compared to June 30, 2016, our results of operations were impacted by the construction of an additional 86 apartment homes at one existing multifamily property during 2016 and our value-enhancement activity completed through June 30, 2017, as further discussed below.
Our results of operations for the three and six months ended June 30, 2017 are not indicative of those expected in future periods. For the three and six months ended June 30, 2017, we continue the process of value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of property operations and net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2017 and 2016
The following table summarizes the consolidated results of operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	Change $	Change %
Total revenues	$55,118,406	$54,022,623	$1,095,783	2%
Operating, maintenance and management	(14,339,889)	(13,903,048)	(436,841)	3%
Real estate taxes and insurance	(9,894,525)	(10,048,699)	154,174	(2)%
Fees to affiliates	(5,667,962)	(7,362,697)	1,694,735	(23)%
Depreciation and amortization	(18,048,070)	(17,216,777)	(831,293)	5%
Interest expense	(11,260,913)	(10,140,476)	(1,120,437)	11%
Loss on debt extinguishment	—	(1,189,044)	1,189,044	(100)%
General and administrative expenses	(1,563,620)	(2,201,102)	637,482	(29)%
Net loss	$(5,656,573)	$(8,039,220)	$2,382,647	(30)%

NOI(1)	$28,586,322	$28,115,038	$471,284	2%
FFO(2)	$12,391,497	$9,177,557	$3,213,940	35%
MFFO(2)	$12,587,633	$10,637,208	$1,950,425	18%
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

Net loss
For the three months ended June 30, 2017, we had a net loss of $5,656,573 compared to a net loss of $8,039,220 for the three months ended June 30, 2016. The decrease in net loss of $2,382,647 over the comparable prior year period was primarily due to the increase in total revenues of $1,095,783, the decrease in real estate taxes and insurance of $154,174, the decrease in fees to affiliates of $1,694,735, the decrease in loss on debt extinguishment of $1,189,044 and the decrease in general and administrative expenses of $637,482, partially offset by the increase in operating, maintenance and management expenses of $436,841, the increase in depreciation and amortization expense of $831,293 and the increase in interest expense of $1,120,437. Our operations were primarily impacted by improved revenues and the costs incurred during the three months ended June 30, 2016 in connection with the refinancing transactions that were not present during the three months ended June 30, 2017.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2017 were $55,118,406 compared to $54,022,623 for the three months ended June 30, 2016. The increase of $1,095,783 was primarily due to the average monthly rent for our property portfolio increasing from $1,014 at June 30, 2016 to $1,032 at June 30, 2017 primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects, partially offset by a decrease in occupancy from 94.9% as of June 30, 2016 to 94.1% as of June 30, 2017. Additionally, total units increased by 62 from 16,647 at June 30, 2016 to 16,709 at June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended June 30, 2017 were $14,339,889 compared to $13,903,048 for the three months ended June 30, 2016. The increase of $436,841 was primarily due to higher costs incurred for payroll, utilities and property level general and administrative costs during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2017 were $9,894,525 compared to $10,048,699 for the three months ended June 30, 2016. The decrease of $154,174 was due to negotiating reduced assessed values on certain properties, thereby reducing the real estate tax liabilities. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fees to affiliates
Fees to affiliates for the three months ended June 30, 2017 were $5,667,962 compared to $7,362,697 for the three months ended June 30, 2016. The decrease of $1,694,735 was primarily due to the $1,790,010 in refinancing fees incurred in connection with the refinancing transactions during the three months ended June 30, 2016 compared to no refinancing fees incurred during the three months ended June 30, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2017 were $18,048,070 compared to $17,216,777 for the three months ended June 30, 2016. The increase of $831,293 was primarily due to the net increase in depreciable and amortizable assets of $25,866,620 since June 30, 2016. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2017 was $11,260,913 compared to $10,140,476 for the three months ended June 30, 2016. The increase of $1,120,437 was primarily due to a net increase of $29,801,056 in our total notes payable balance from June 30, 2016 to June 30, 2017 in addition to increases in LIBOR from June 30, 2016 to June 30, 2017 that impacted the interest rate on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2017 was $0 compared to $1,189,044 for the three months ended June 30, 2016. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing transactions. No such costs were incurred during the three months ended June 30, 2017. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2017 were $1,563,620 compared to $2,201,102 for the three months ended June 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $637,482 was primarily due to costs incurred related to the refinancing transactions. Similar activity did not occur during the three months ended June 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2017 and 2016
The following table summarizes the consolidated results of operations for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016	Change $	Change %
Total revenues	$109,398,670	$106,929,532	$2,469,138	2%
Operating, maintenance and management	(28,416,090)	(27,612,858)	(803,232)	3%
Real estate taxes and insurance	(19,707,271)	(18,959,719)	(747,552)	4%
Fees to affiliates	(11,289,985)	(12,885,120)	1,595,135	(12)%
Depreciation and amortization	(36,001,793)	(34,164,045)	(1,837,748)	5%
Interest expense	(22,108,949)	(20,187,315)	(1,921,634)	10%
Loss on debt extinguishment	—	(1,189,044)	1,189,044	(100)%
General and administrative expenses	(3,176,030)	(3,588,789)	412,759	(12)%
Net loss	$(11,301,448)	$(11,657,358)	$355,910	(3)%

NOI(1)	$56,862,628	$56,458,677	$403,951	1%
FFO(2)	$24,700,345	$22,506,687	$2,193,658	10%
MFFO(2)	$25,216,434	$24,312,658	$903,776	4%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net loss
For the six months ended June 30, 2017, we had a net loss of $11,301,448 compared to a net loss of $11,657,358 for the six months ended June 30, 2016. The decrease in net loss of $355,910 over the comparable prior year period was primarily due to the increase in total revenues of $2,469,138, the decrease in fees to affiliates of $1,595,135, the decrease in loss on debt extinguishment of $1,189,044 and the decrease in general and administrative expenses of $412,759, partially offset by the increase in operating, maintenance and management expenses of $803,232, the increase in real estate taxes and insurance of $747,552, the increase in depreciation and amortization expense of $1,837,748 and the increase in interest expense of $1,921,634. Our operations were primarily impacted by improved revenues and the costs incurred during the six months ended June 30, 2016 in connection with the refinancing transactions that were not present during the six months ended June 30, 2017.
Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2017 were $109,398,670 compared to $106,929,532 for the six months ended June 30, 2016. The increase of $2,469,138 was primarily due to the average monthly rent for our property portfolio increasing from $1,014 at June 30, 2016 to $1,032 at June 30, 2017 primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects, partially offset by a decrease in occupancy from 94.9% as of June 30, 2016 to 94.1% as of June 30, 2017. Additionally, our total units increased by 62 from 16,647 at June 30, 2016 to 16,709 at June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management expense
Operating, maintenance and management expenses for the six months ended June 30, 2017 were $28,416,090 compared to $27,612,858 for the six months ended June 30, 2016. The increase of $803,232 was primarily due to higher costs incurred for payroll, utilities and repairs and maintenance during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2017 were $19,707,271 compared to $18,959,719 for the six months ended June 30, 2016. Approximately $600,000 of the increase related to prior year settlements reducing the real estate tax expense during the six months ended June 30, 2016. The remaining increase was primarily due to increased assessed values of certain of our properties. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2017 were $11,289,985 compared to $12,885,120 for the six months ended June 30, 2016. This decrease of $1,595,135 was primarily due to the $1,790,010 in refinancing fees incurred in connection with the refinancing transactions during the six months ended June 30, 2016 compared to no refinancing fees incurred during the six months ended June 30, 2017. This decrease was partially offset by increases to both investment management fees and property management fees from the six months ended June 30, 2016 to the six months ended June 30, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2017 were $36,001,793 compared to $34,164,045 for the six months ended June 30, 2016. The increase of $1,837,748 was primarily due to the net increase in depreciable and amortizable assets of $25,866,620 since June 30, 2016. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2017 was $22,108,949 compared to $20,187,315 for the six months ended June 30, 2016. The increase of $1,921,634 was primarily due to a net increase of $29,801,056 in our total notes payable balance from June 30, 2016 to June 30, 2017 in addition to increases in LIBOR from June 30, 2016 to June 30, 2017 that impacted the interest rate on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2017 was $0 compared to $1,189,044 for the six months ended June 30, 2016. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the refinancing transactions. No such costs were incurred during the six months ended June 30, 2017. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense
General and administrative expenses for the six months ended June 30, 2017 were $3,176,030 compared to $3,588,789 for the six months ended June 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $412,759 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the six months ended June 30, 2016 compared to the six months ended June 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues.
Property Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table presents the property operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	Change $	Change %
Revenues	$54,920,719	$53,918,790	$1,001,929	2%
Operating expenses	26,334,397	25,803,752	530,645	2%
Net operating income	$28,586,322	$28,115,038	$471,284	2%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Net operating income for the three months ended June 30, 2017 was $28,586,322 compared to $28,115,038 for the three months ended June 30, 2016. The 2% increase in net operating income was primarily due to a 2% increase in rental revenues offset by a 2% increase in operating expenses over the comparable prior year period.
Revenues
Revenues for the three months ended June 30, 2017 were $54,920,719 compared to $53,918,790 for the three months ended June 30, 2016. The 2% increase in revenues was primarily due to the average rent increases from $1,014 as of June 30, 2016 to $1,032 as of June 30, 2017, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects, partially offset by a decrease in occupancy from 94.9% as of June 30, 2016 to 94.1% as of June 30, 2017.
Operating Expenses
Operating expenses for the three months ended June 30, 2017 were $26,334,397 compared to $25,803,752 for the three months ended June 30, 2016. The 2% increase in operating expenses was primarily due to increased payroll, utilities and property level general and administrative expenses for the three months ended June 30, 2017 relative to the comparable prior year period.
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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,656,573)	$(8,039,220)	$(11,301,448)	$(11,657,358)
Fees to affiliates(1)	3,567,979	5,302,135	7,149,134	8,803,259
Depreciation and amortization	18,048,070	17,216,777	36,001,793	34,164,045
Interest expense	11,260,913	10,140,476	22,108,949	20,187,315
Loss on debt extinguishment	—	1,189,044	—	1,189,044
General and administrative expenses	1,563,620	2,201,102	3,176,030	3,588,789
Other (gains) and losses(2)	(197,687)	104,724	(271,830)	183,583
Net operating income	$28,586,322	$28,115,038	$56,862,628	$56,458,677
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2017 excludes property management fees of $1,624,548 and $3,231,084 and other fees of $475,435 and $909,767, respectively, that are included in NOI. Fees to affiliates for

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the three and six months ended June 30, 2016 excludes property management fees of $1,600,657 and $3,172,639 and other fees of $459,905 and $909,222, respectively, that are included in NOI.

(2)	Other (gains) and losses for the three and six months ended June 30, 2017 and 2016 include non-recurring insurance proceeds and certain corporate level expenses that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2017	2016	2017	2016
Net loss	$(5,656,573)	$(8,039,220)	$(11,301,448)	$(11,657,358)
Depreciation of real estate assets	18,009,778	17,178,485	35,925,209	34,087,461
Amortization of lease-related costs	38,292	38,292	76,584	76,584
FFO	12,391,497	9,177,557	24,700,345	22,506,687
Acquisition fees and expenses(1)(2)	—	960	—	960
Unrealized loss on derivative instruments	196,136	212,559	516,089	445,272
Loss on debt extinguishment	—	1,189,044	—	1,189,044
Change in value of restricted common stock to advisor	—	57,088	—	170,695
MFFO	$12,587,633	$10,637,208	$25,216,434	$24,312,658
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

(2)
No acquisition fees and expenses were incurred for the three and six months ended June 30, 2017. Acquisition fees and expenses for the three and six months ended June 30, 2016 includes acquisition fees of $0 and $960, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. No acquisition expenses were incurred for each of the three and six months ended June 30, 2016.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2017, the fair value of our fixed rate debt was $463,817,549 and the carrying value of our fixed rate debt was $466,819,030. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2017, the fair value of our variable rate debt was $756,294,449 and the carrying value of our variable rate debt was $746,336,277. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase by $7,504,258 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2018, interest expense on the variable rate debt would decrease by $7,516,425.
At June 30, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.06% and 3.38%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.64% at June 30, 2017. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2017 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for

PART I — FINANCIAL INFORMATION (continued)

each of our interest rate cap agreements as of June 30, 2017 were not in excess of the capped rates. See also Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item IA set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Be /Repurchased Under the Program
April 2017	114,739	180,226	$11.10	(5)
May 2017	126,806	—	—	(5)
June 2017	261,660	—	—	(5)
	503,205	180,226	$11.10
____________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On July 31, 2017, we repurchased 178,700 shares of our common stock for a total repurchase value of $2,000,000, or $11.19 per share, pursuant to our share repurchase program.

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

(4)
For the three months ended June 30, 2017, the sources of the cash used to redeem shares were 73% from cash flow from operations and 27% from existing cash and cash equivalents that were available from the refinancing transactions.

PART II—OTHER INFORMATION (continued)

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

Steadfast Income REIT, Inc.
Date:	August 10, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 10, 2017	By:	/s/ Kevin J. Keating
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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