Form 10-Q
period 2017-09-30
Steadfast Income REIT, Inc.
filed 2017-11-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2017, there were 75,479,557 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$165,755,794	$165,704,794
Building and improvements	1,464,687,861	1,453,621,577
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,633,087,918	1,621,970,634
Less accumulated depreciation and amortization	(273,194,833)	(221,264,285)
Total real estate held for investment, net	1,359,893,085	1,400,706,349
Real estate held for sale, net	26,154,376	60,828,526
Total real estate, net	1,386,047,461	1,461,534,875
Cash and cash equivalents	80,224,237	66,224,027
Restricted cash	23,199,703	26,408,349
Short-term investments	—	30,084,750
Rents and other receivables	2,798,047	2,750,520
Assets related to real estate held for sale	471,614	1,145,502
Other assets	2,963,558	4,786,762
Total assets	$1,495,704,620	$1,592,934,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$44,417,683	$45,045,912
Notes payable:
Mortgage notes payable, net	927,451,683	934,353,660
Credit facility, net	233,063,627	232,636,126
Mortgage notes payable related to real estate held for sale	23,193,000	50,726,494
Total notes payable, net	1,183,708,310	1,217,716,280
Distributions payable	4,458,334	4,625,355
Due to affiliates	2,062,132	2,787,566
Liabilities related to real estate held for sale	882,382	2,331,429
Total liabilities	1,235,528,841	1,272,506,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 75,667,481 and 76,202,862 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	756,675	762,029
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	666,091,739	672,018,194
Cumulative distributions and net losses	(406,672,645)	(352,351,990)
Total stockholders’ equity	260,175,779	320,428,243
Total liabilities and stockholders’ equity	$1,495,704,620	$1,592,934,785
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$49,068,474	$48,606,833	$146,047,621	$143,710,190
Tenant reimbursements and other	6,523,633	7,765,092	18,943,156	19,591,268
Total revenues	55,592,107	56,371,925	164,990,777	163,301,458
Expenses:
Operating, maintenance and management	16,392,711	15,607,923	44,808,803	43,220,781
Real estate taxes and insurance	9,275,615	8,980,995	28,982,886	27,940,715
Fees to affiliates	5,682,920	7,062,486	16,972,905	19,947,606
Depreciation and amortization	17,850,748	17,559,941	53,852,540	51,723,985
Interest expense	11,655,008	10,520,206	33,763,957	30,707,522
Loss on debt extinguishment	401,674	3,743,325	401,674	4,932,369
General and administrative expenses	2,042,856	2,596,236	5,218,885	6,185,026
Total expenses	63,301,532	66,071,112	184,001,650	184,658,004
Loss from continuing operations	(7,709,425)	(9,699,187)	(19,010,873)	(21,356,546)
Gain on sales of real estate, net	5,382,847	—	5,382,847	—
Net loss	$(2,326,578)	$(9,699,187)	$(13,628,026)	$(21,356,546)
Loss per common share — basic and diluted	$(0.03)	$(0.13)	$(0.18)	$(0.28)
Weighted average number of common shares outstanding — basic and diluted	75,707,400	76,164,515	75,884,934	76,258,795
Distributions declared per common share	$0.181	$0.180	$0.536	$0.536
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	76,674,502	$766,745	1,000	$10	$677,624,840	$(271,944,072)	$406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Repurchase of common stock	(479,140)	(4,791)	—	—	(4,995,209)	—	(5,000,000)
Distributions declared	—	—	—	—	—	(54,828,267)	(54,828,267)
Amortization of stock-based compensation	—	—	—	—	76,285	—	76,285
Change in value of restricted common stock to Advisor	—	—	—	—	312,353	—	312,353
Net loss for the year ended December 31, 2016	—	—	—	—	—	(25,579,651)	(25,579,651)
BALANCE, December 31, 2016	76,202,862	762,029	1,000	10	672,018,194	(352,351,990)	320,428,243
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(542,881)	(5,429)	—	—	(5,994,571)	—	(6,000,000)
Distributions declared	—	—	—	—	—	(40,692,629)	(40,692,629)
Amortization of stock-based compensation	—	—	—	—	68,191	—	68,191
Net loss for the nine months ended September 30, 2017	—	—	—	—	—	(13,628,026)	(13,628,026)
BALANCE, September 30, 2017	75,667,481	$756,675	1,000	$10	$666,091,739	$(406,672,645)	$260,175,779
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(13,628,026)	$(21,356,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,852,540	51,723,985
Amortization of deferred financing costs	1,410,865	1,237,263
Amortization of stock-based compensation	68,191	61,254
Change in value of restricted common stock to Advisor	—	228,409
Amortization of loan premiums and discounts, net	(930,922)	(934,747)
Change in fair value of interest rate cap agreements	606,690	466,841
Loss on debt extinguishment	401,674	4,932,369
Gain on sales of real estate	(5,382,847)	—
Insurance claim recoveries	(45,660)	(897,985)
Loss on disposal of building and improvements	14,613	848,546
Gain on short-term investments	(278,883)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	3,523,215	1,788,259
Rents and other receivables	(47,527)	(81,290)
Other assets	1,253,864	(402,524)
Accounts payable and accrued liabilities	(1,633,198)	1,097,178
Due to affiliates	(723,313)	(407,334)
Net cash provided by operating activities	38,461,276	38,303,678
Cash Flows from Investing Activities:
Proceeds from (cash used for) short-term investments	30,363,633	(30,000,000)
Additions to real estate investments	(12,311,010)	(21,460,288)
Restricted cash for investing activities	359,319	877,228
Purchase of interest rate cap agreements	(37,350)	(259,000)
Proceeds from sales of real estate, net	38,867,919	—
Proceeds from insurance claims	45,660	897,985
Net cash provided by (used in) investing activities	57,288,171	(49,944,075)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	303,751	427,867,278
Principal payments on mortgage notes payable	(34,922,938)	(555,671,555)
Borrowings from credit facility	—	251,124,750
Principal payments on credit facility	—	(16,000,000)
Payment of deferred financing costs	(44,866)	(5,489,473)
Payment of debt extinguishment costs	(225,534)	(3,202,337)
Distributions to common stockholders	(40,859,650)	(41,271,228)
Repurchase of common stock	(6,000,000)	(3,000,000)
Net cash (used in) provided by financing activities	(81,749,237)	54,357,435
Net increase in cash and cash equivalents	14,000,210	42,717,038
Cash and cash equivalents, beginning of period	66,224,027	32,076,582
Cash and cash equivalents, end of period	$80,224,237	$74,793,620

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $0 and $80,166 for the nine months ended September 30, 2017 and 2016, respectively	$32,497,952	$29,713,280
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(167,021)	$—
Increase in redeemable common stock payable	$—	$1,000,000
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(444,078)	$622,041
Decrease (increase) in due to affiliates from additions to real estate investments	$(2,121)	$41,774

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of September 30, 2017, the Company owned 63 multifamily properties comprising a total of 16,134 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties.
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
The business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2018. Subject to certain

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Short-term Investments
Short-term investments consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of December 31, 2016, short-term investments consisted of $30,000,000 held in a certificate of deposit and is included in short-term investments on the accompanying consolidated balance sheets. The certificate of deposit originally matured on March 28, 2017; however, upon maturity, the balance was rolled into a new six-month certificate of deposit. The new certificate of deposit matured on September 26, 2017, and was not renewed. As of September 30, 2017, there were no short-term investments. The short-term investment was classified as held-to-maturity and was recorded at the amortized cost on the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2017, $97,065 and $278,883 was included in tenant reimbursements and other on the accompanying consolidated statements of operations. No amounts were recorded during the three and nine months ended September 30, 2016.
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
September 30, 2017
(unaudited)

agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$49,501	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$618,841	$—

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2017 and December 31, 2016, the fair value of the notes payable was $1,190,365,041 and $1,197,015,105, respectively, compared to the carrying value of $1,183,708,310 and $1,217,716,280, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Distribution Policy
The Company has elected to be taxed, and qualifies as, a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three and nine months ended September 30, 2017 and three months ended March 31, 2016 were based on daily record dates and calculated at a rate of $0.001964 per share per day. Distributions were based on daily record dates and calculated at a rate of $0.001958 per share per

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

day during the six months ended September 30, 2016. Each day during the nine months ended September 30, 2017 and 2016 was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2017, the Company declared aggregate distributions of $0.181 and $0.536 per common share, respectively. During the three and nine months ended September 30, 2016, the Company declared distributions of $0.180 and $0.536 per common share, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which resulted in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its preliminary assessment, the Company identified

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

the following types of revenues from non-lease components: application and credit card checks fees, electronic payment convenience fee and participation revenue from cable providers, laundry service providers and vending machines. Based on its ongoing assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because these sources of revenue are immaterial to the consolidated financial statements. The Company also does not expect a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company did not experience a material impact from adopting this new guidance as of January 1, 2017.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company reclassified payments for debt extinguishment costs of $225,534 and $3,202,337 from cash flows from operating activities to cash flows from financing activities as of September 30, 2017 and September 30, 2016.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption of this new guidance during the nine months ended September 30, 2017, the Company did not experience a material impact.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3. Real Estate
As of September 30, 2017, the Company owned 63 multifamily properties encompassing in the aggregate 16,134 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,602,916,981. As of September 30, 2017 and December 31, 2016, the Company’s portfolio was approximately 94.3% and 93.5% occupied and the average monthly rent was $1,049 and $1,026, respectively.
As of September 30, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2017
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$165,755,794	$1,464,687,861	$2,644,263	$1,633,087,918	$30,019,725
Less: Accumulated depreciation and amortization	—	(272,533,926)	(660,907)	(273,194,833)	(3,865,349)
Net investments in real estate and related lease intangibles	$165,755,794	$1,192,153,935	$1,983,356	$1,359,893,085	$26,154,376

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

	December 31, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$165,704,794	$1,453,621,577	$2,644,263	$1,621,970,634	$72,308,324
Less: Accumulated depreciation and amortization	—	(220,718,254)	(546,031)	(221,264,285)	(11,479,798)
Net investments in real estate and related lease intangibles	$165,704,794	$1,232,903,323	$2,098,232	$1,400,706,349	$60,828,526
Depreciation and amortization expenses were $17,850,748 and $53,852,540 for the three and nine months ended September 30, 2017, and $17,559,941 and $51,723,985 for the three and nine months ended September 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements were $17,812,456 and $53,737,664 for the three and nine months ended September 30, 2017, and $17,521,649 and $51,609,109 for the three and nine months ended September 30, 2016, respectively.
Amortization of the Company’s other intangible assets was $38,292 and $114,876 for the three and nine months ended September 30, 2017, and $38,292 and $114,876 for the three and nine months ended September 30, 2016, respectively.
The future amortization of the Company’s acquired other intangible assets as of September 30, 2017, and thereafter is as follows:

October 1 through December 31, 2017	$38,292
2018	153,168
2019	153,168
2020	153,168
2021	153,168
Thereafter	1,332,392
$1,983,356
Operating Leases
As of September 30, 2017, the Company’s real estate portfolio comprised 16,134 residential apartment homes and was 96.4% leased by a diverse group of residents. For each of the three and nine months ended September 30, 2017 and 2016, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 1.67 to 7.50 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,798,097 and $5,047,792 as of September 30, 2017 and December 31, 2016, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2017,, and thereafter is as follows:

October 1 through December 31, 2017	$64,232
2018	259,143
2019	180,858
2020	74,313
2021	76,535
Thereafter	264,345
$919,426
As of September 30, 2017 and December 31, 2016, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Property Dispositions
Park Place Condominiums
On December 22, 2010, the Company, through an indirect wholly owned subsidiary, acquired Park Place Condominiums, a multifamily property located in Des Moines, Iowa, containing 151 apartment homes. The purchase price of the Park Place Condominiums was $8,323,400, plus closing costs. On September 29, 2017, the Company sold the Park Place Condominiums for $10,325,000, resulting in a gain of $3,455,607, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Park Place Condominiums was not affiliated with the Company or the Advisor.
Windsor on the River Apartments
On January 26, 2012, the Company, through an indirect wholly owned subsidiary, acquired Windsor on the River Apartments, a multifamily property located in Cedar Rapids, Iowa, containing 424 apartment homes. The purchase price of the Windsor on the River Apartments was $33,000,000, plus closing costs. On September 29, 2017, the Company sold the Windsor on the River Apartments for $29,750,000, resulting in a gain of $1,927,239, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Windsor on the River Apartments was not affiliated with the Company or the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The results of operations for the three and nine months ended September 30, 2017 and 2016, for the disposed properties were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
	Park Place Condominiums	Windsor on the River Apartments	Park Place Condominiums	Windsor on the River Apartments
Total Revenues	$373,207	$974,393	$1,162,452	$2,888,383
Total Expenses	825,481	2,202,985	1,604,946	4,182,778
Expenses Included in Total Expenses:
Selling Expenses	193,834	412,123	193,834	412,123
Loss on Debt Extinguishment	2,170	399,505	2,170	399,505
Disposition Fee	154,875	446,250	154,875	446,250

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	Park Place Condominiums	Windsor on the River Apartments	Park Place Condominiums	Windsor on the River Apartments
Total Revenues	$432,791	$981,213	$1,327,258	$2,899,675
Total Expenses	411,054	999,482	1,170,623	2,870,993
Expenses Included in Total Expenses:
Selling Expenses	—	—	—	—
Loss on Debt Extinguishment	—	—	—	—
Disposition Fee	—	—	—	—
Real Estate Held for Sale
Renaissance at Carol Stream
As of September 30, 2017, Renaissance at Carol Stream, a multifamily property located in Carol Stream, Illinois, met all the criteria to be classified as held for sale. Renaissance at Carol Stream was sold on October 30, 2017. See Note 12. The results of operations from Renaissance at Carol Stream for the three and nine months ended September 30, 2017 and 2016, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations. The real estate, other assets, mortgage notes and other liabilities related to Renaissance at Carol Stream are disclosed separately for the periods presented in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$971,358	$973,683	$2,994,376	$2,932,234
Expenses	913,807	998,657	2,984,480	2,974,355
Total Income (Loss)	$57,551	$(24,974)	$9,896	$(42,121)
4. Other Assets
As of September 30, 2017 and December 31, 2016, other assets consisted of:

	September 30, 2017	December 31, 2016
Prepaid expenses	$1,854,863	$3,041,353
Interest rate cap agreements (Note 11)	49,501	618,841
Deposits	1,059,194	1,126,568
Other assets	$2,963,558	$4,786,762
5. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2017 and December 31, 2016:

	September 30, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	36	2/1/2018 - 10/1/2056	3.19%	5.94%	4.07%	$460,178,810
Mortgage notes payable - variable(1)	20	8/31/2018 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.52%	494,431,823
Total mortgage notes payable, gross	56				3.77%	954,610,633
Premium, net(2)						1,277,697
Deferred financing costs, net(3)						(5,243,647)
Total mortgage notes payable, net						$950,644,683

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

(2)
The following table summarizes the debt premiums as of September 30, 2017, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of September 30, 2017	Amortization of Net Debt Premium During the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
$1,277,697	$313,645	$317,351	$930,922	$934,747

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Deferred financing costs	$9,855,945	$10,104,244
Less: accumulated amortization	(4,612,298)	(3,745,959)
Deferred financing costs, net	$5,243,647	$6,358,285
Refinancing Transactions
On June 29 and June 30, 2016, 14 wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements (each a “Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”), and Berkeley Point Capital LLC (“Berkeley” and, together with PNC Bank, the “Lenders”) for an aggregate principal amount of $358,002,000 (the “June Refinancing Transactions”). On July 29, 2016, nine wholly-owned subsidiaries of the Company also entered into a credit agreement (the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

“Credit Agreement”) with PNC Bank in connection with the refinancing of certain additional mortgage loans as further detailed below. Further, on August 30, 2016 and September 29, 2016, three wholly-owned subsidiaries of the Company terminated the existing mortgage loans with an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600 (together with the June Refinancing Transactions, the “Refinancing Transactions”).
In the June Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (the “CME”), as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement provides for a term loan with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with the terms of the loan. Each loan accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.31%. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016. The entire outstanding principal balance and any accrued and unpaid interest on each of the Loans are due on the maturity date.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

As of September 30, 2017 and December 31, 2016, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	September 30, 2017	December 31, 2016
Ashley Oaks Apartment Homes	$24,867,500	$24,867,500
Trails at Buda Ranch	21,025,000	21,025,000
Deer Valley Apartments	22,982,500	22,982,500
Carrington Park at Huffmeister	20,430,500	20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Audubon Park Apartments	16,602,500	16,602,500
Oak Crossing	17,980,000	17,980,000
Meritage at Steiner Ranch	58,580,000	58,580,000
	235,124,750	235,124,750
Deferred financing costs, net on Credit Facility(2)	(2,061,123)	(2,488,624)
Credit Facility, net	$233,063,627	$232,636,126
___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of September 30, 2017 and December 31, 2016, was $861,023 and $433,522, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2017:

		Remainder of 2017	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt obligations(1)	$1,189,735,383	$2,495,899	$110,846,039	$101,255,764	$86,790,638	$277,421,614	$610,925,429
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all financial and non-financial debt covenants. The Company has significant debt maturing within one year from the date the consolidated financial statements are available to be issued. Although the Company does not currently have the liquid funds necessary to repay the debt at maturity, it believes that it is probable that it will be able to refinance all or a portion of the debt prior to maturity.
For the three and nine months ended September 30, 2017, the Company incurred interest expense of $11,655,008 and $33,763,957, respectively. Interest expense for the three and nine months ended September 30, 2017, includes amortization of deferred financing costs of $472,157 and $1,410,865, amortization of loan premiums and discounts of $313,645 and $930,922 and net unrealized loss from the change in fair value of interest rate cap agreements of $90,601 and $606,690, respectively.
For the three and nine months ended September 30, 2016, the Company incurred interest of $10,534,005 and $30,787,688, respectively. Interest expense for the three and nine months ended September 30, 2016 includes amortization of deferred financing costs of $459,798 and $1,237,263, amortization of loan premiums of $317,351 and $934,747, net unrealized loss from the change in fair value of interest rate cap agreements of $21,570 and $466,841 and capitalized interest of $13,799 and $80,166, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $3,623,534 and $3,444,162 was payable as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to September 30, 2017, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2017, and for the year ended December 31, 2016, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016

Nonvested shares at the beginning of the period	11,875	11,250
Granted shares	7,500	7,500
Vested shares	(7,500)	(6,875)
Nonvested shares at the end of the period	11,875	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is as follows:

Grant Year	Weighted Average Fair Value
2016	$11.44
2017	11.65
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
Included in general and administrative expenses is $38,131 and $68,191 for the three and nine months ended September 30, 2017, and $35,526 and $61,254 for the three and nine months ended September 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.76 years as of September 30, 2017. As of September 30, 2017, the compensation expense related to the issuance of the restricted common stock not vested was $124,294.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016. The fair value of the vested common stock as of September 30, 2017 and December 31, 2016 of $5,637,207 was recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $57,714 and $228,409 for the three and nine months ended September 30, 2016, respectively, for the change in value of restricted common stock issued to the Advisor. No amounts were recognized during the three and nine months ended September 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Convertible Stock
During 2009, the Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will also be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds (2) the aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2017 and December 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
September 30, 2017
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
During the three and nine months ended September 30, 2017, the Company redeemed a total of 178,700 and 542,881 shares with a total redemption value of $2,000,000 and $6,000,000, respectively, and received net requests for the redemption of 974,696 and 1,997,597 shares with a total net redemption value of $11,150,165 and $22,891,881, respectively. During the three and nine months ended September 30, 2016, the Company redeemed a total of 93,939 and 289,397 shares with a total redemption value of $1,000,000 and $3,000,000, respectively, and received net requests for the repurchase of 470,377 and 1,084,838 shares with a total net repurchase value of $5,168,917 and $11,858,991. As of September 30, 2017 and 2016, the Company’s total outstanding redemption requests received that were subject to the Company’s limitations on redemptions (discussed below) were 2,765,053 shares and 1,249,518 shares, respectively, with a total net redemption value of $32,016,930 and $13,972,478, respectively.
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
September 30, 2017
(unaudited)

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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, the Company’s board of directors determined to limit the amount of shares repurchased pursuant to the share repurchase program to an amount not to exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000 per quarter, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of September 30, 2017, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions declared for the three and nine months ended September 30, 2017, were $13,681,897 and $40,692,629, all of which were attributable to cash distributions.
Distributions declared for the three and nine months ended September 30, 2016, were $13,767,424 and $41,090,264, all of which were attributable to cash distributions.
As of September 30, 2017 and December 31, 2016, $4,458,334 and $4,625,355 in distributions declared were payable.
Distributions Paid
For the three and nine months ended September 30, 2017, the Company paid cash distributions of $13,692,248 and $40,859,650, which related to distributions declared for each day in the period from June 1, 2017 through August 31, 2017, and December 1, 2016 through August 31, 2017, respectively. All such distributions were paid in cash.
For the three and nine months ended September 30, 2016, the Company paid cash distributions of $13,772,501 and $41,271,228, which related to distributions declared for each day in the period from June 1, 2016 through August 31, 2016, and December 1, 2015 through August 31, 2016, respectively. All such distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

7. Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to the Company	$(2,326,578)	$(9,699,187)	$(13,628,026)	$(21,356,546)
Less: dividends declared on participating securities	2,419	46,391	7,177	138,165
Net loss attributable to common stockholders	(2,328,997)	(9,745,578)	(13,635,203)	(21,494,711)
Weighted average common shares outstanding — basic and diluted	75,707,400	76,164,515	75,884,934	76,258,795
Loss per common share — basic and diluted	$(0.03)	$(0.13)	$(0.18)	$(0.28)
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2017 and 2016, and amounts that are payable (prepaid) to the Advisor and its affiliates as of September 30, 2017 and December 31, 2016, are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,573,959	$3,525,330	$10,723,093	$10,537,619	$1,678	$1,185,001
Acquisition fees(1)	—	—	—	960	—	—
Property management
Fees(1)	1,640,754	1,621,239	4,871,838	4,793,878	539,027	534,056
Reimbursement of onsite personnel(2)	5,108,196	4,851,872	14,716,063	14,017,673	1,245,010	805,274
Other fees(1)	468,207	422,190	1,377,974	1,331,412	55,063	54,679
Other fees - property operations(2)	72,353	—	155,259	—	—	—
Other fees - G&A(3)	28,591	33,427	99,016	33,427	—	—
Other operating expenses(3)	248,051	311,955	898,494	982,560	199,872	184,954
Disposition fees(1)	601,125	—	601,125	—	—	—
Disposition transaction costs(4)	15,469	—	15,469	—	—	—
Refinancing fee(1)	—	1,493,727	—	3,283,737	—	—
Property insurance(5)	612,878	62,093	737,063	249,702	(211,635)	(124,185)
Insurance proceeds(6)	—	—	(102,147)	(100,000)	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(7)	159,345	421,811	421,063	937,201	19,952	16,431
Reimbursement of labor costs(7)	62,966	97,813	193,830	279,695	1,530	7,171
Deferred financing costs(8)	—	84,022	—	139,229	—	—
	$12,591,894	$12,925,479	$34,708,140	$36,487,093	$1,850,497	$2,663,381
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

(4)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

(5)
Property related insurance expense and the amortization of the prepaid insurance deductible account are included in general and administrative expenses in the accompanying consolidated statements of operations. The amortization of the prepaid property insurance is included in operating, maintenance and management expenses in the accompanying consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.

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
September 30, 2017
(unaudited)

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
Property Insurance
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor. In addition, the Company deposits amounts with an affiliate of the Sponsor to cover the cost of property insurance across certain properties of the Company.
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
September 30, 2017
(unaudited)

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
At September 30, 2017, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.
Disposition Fee
The Company pays the Advisor a disposition fee in connection with a sale of a property or real estate-related asset and in the event of the sale of the entire Company (a “Final Liquidity Event”), in either case when the Advisor or its affiliates provides a substantial amount of services as determined by a majority of the Company’s independent directors. With respect to a sale of a property or real estate-related asset, the Company pays the Advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a Final Liquidity Event, the Company will pay the Advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is greater than or equal to $12.01. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Refinancing Fee
The Company pays the Advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of the Company’s existing mortgage loans. For the three and nine months ended September 30, 2016, the Advisor earned $1,493,727 and $3,283,737, respectively, in refinancing fees in connection with the Refinancing Transactions. No amounts were earned by the Advisor for the three and nine months ended September 30, 2017.
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
Contribution, Settlement and Release Agreements
Certain of the Company’s subsidiaries and the Property Manager were named as defendants in two Texas class action lawsuits alleging violations of the Texas Water Code (collectively, the “Actions”). The Company’s subsidiaries and the Property Manager disputed plaintiffs’ claims in the Actions; however, to avoid the time and expense associated with defending the Actions, the Company’s subsidiaries and other affiliated Steadfast entities (collectively, the “Steadfast Parties”) entered into Settlement Agreements with the plaintiffs that provided for a settlement payment to the class members and a release of claims by plaintiffs and class members against the Steadfast Parties. In connection with the settlement agreements, on April 17, 2017, the Steadfast Parties entered into a contribution, settlement and release agreement whereby all agreed to an allocation of all costs related to the actions and their settlements and a release of all claims a Steadfast Party may have against any other Steadfast Party. The Company’s proportionate share of the settlements was $378,405, which consisted of funds used to pay a portion of (1) the settlement payments to the plaintiffs and class members in the actions and (2) legal costs, less insurance proceeds. During the three and nine months ended September 30, 2017, the Company had recorded $103,360 and $350,851 as reimbursement for funds spent by the Company in excess of its proportionate share, of which $103,360 remained as a receivable from other Steadfast Parties as of September 30, 2017.
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2017 and December 31, 2016, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors and at the initial election of a new independent director. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 8, 2017, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders. The Company recorded stock-based compensation expense of $38,131 and $68,191 for the three and nine months ended September 30, 2017, and $35,526 and $61,254 for the three and nine months ended September 30, 2016, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2017 and December 31, 2016:

September 30, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	10/1/2017 - 7/1/2020	One-Month LIBOR	38	$855,106,148	1.23%	2.83%	$49,501

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	4/1/2017 - 10/1/2019	One-Month LIBOR	43	$973,400,000	0.77%	2.70%	$618,841
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2017, resulted in an unrealized loss of $90,601 and $606,690, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company acquired interest rate cap agreements of $37,350, and during the three and nine months ended September 30, 2016, the Company acquired interest rate cap agreements of $0 and $259,000. The fair value of the interest rate cap agreements of $49,501 and $618,841 as of September 30, 2017 and December 31, 2016, respectively, are included in other assets on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On October 2, 2017, the Company paid distributions of $4,458,334, which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017. All such distributions were paid in cash.
On November 1, 2017, the Company paid distributions of $4,606,571, which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017. All such distributions were paid in cash.
Sale of The Moorings Apartments
On October 12, 2017, the Company, through SIR Moorings, LLC (“SIR Moorings”), an indirect, wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement to sell its fee simple interest in The Moorings Apartments, a 216-unit residential property located in Roselle, Illinois, to an unaffiliated third-party buyer. SIR Moorings agreed to sell The Moorings Apartments for an aggregate sales price of $28,100,000, excluding closing costs. The Company expects the sale of The Moorings Apartments to close on or about January 5, 2018, unless extended in accordance with the terms of the Purchase and Sale Agreement.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Sale of Deer Valley Apartments
On October 13, 2017, the Company, through SIR Deer Valley, LLC (“SIR Deer Valley”), an indirect, wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement to sell its fee simple interest in Deer Valley Apartments, a 224-unit residential property located in Lake Bluff, Illinois, to an unaffiliated third-party buyer. SIR Deer Valley agreed to sell Deer Valley Apartments for an aggregate sales price of $31,225,000, excluding closing costs. The Company expects the sale of Deer Valley Apartments to close November 29, 2017, unless extended in accordance with the terms of the Purchase and Sale Agreement.
Sale of Arrowhead Apartment Homes
On October 23, 2017, the Company, through SIR Arrowhead, LLC (“SIR Arrowhead”), an indirect, wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement to sell its fee simple interest in Arrowhead Apartment Homes, a 200-unit residential property located in Palatine, Illinois, to an unaffiliated third-party buyer. SIR Arrowhead agreed to sell Arrowhead Apartment Homes for an aggregate sales price of $23,600,000, excluding closing costs. The Company expects the sale of Arrowhead Apartment Homes to close January 5, 2018, unless extended in accordance with the terms of the Purchase and Sale Agreement.
Sale of Park Shore Apartments
On October 27, 2017, the Company, through SIR Park Shore, LLC (“SIR Park Shore”), an indirect, wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement to sell its fee simple interest in Park Shore Apartments, a 160-unit residential property located in St. Charles, Illinois, to an unaffiliated third-party buyer. SIR Park Shore agreed to sell Park Shore Apartments for an aggregate sales price of $20,100,000, excluding closing costs. The Company expects the sale of Park Shore Apartments to close January 5, 2018, unless extended in accordance with the terms of the Purchase and Sale Agreement.
Sale of Renaissance at Carol Stream
On October 30, 2017, the Company, through SIR Carol Stream, LLC (“SIR Carol Stream”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Renaissance at Carol Stream, a 293-unit residential property located in Carol Stream, Illinois, to an unaffiliated third-party buyer. SIR Carol Stream sold Renaissance at Carol Stream for an aggregate sales price of $33,800,000, excluding closing costs.
Sale of Reserve at Creekside
On November 13, 2017, the Company, through SIR Creekside, LLC (“SIR Creekside”), an indirect, wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement to sell its fee simple interest in Reserve at Creekside, a 192-unit residential property located in Chattanooga, Tennessee, to an unaffiliated third-party buyer. SIR Creekside agreed to sell Reserve at Creekside for an aggregate sales price of $21,500,000, excluding closing costs. The Company expects the sale of Reserve at Creekside to close on or about January 5, 2018, unless extended in accordance with the terms of the Purchase and Sale Agreement.
Shares Repurchased
On October 30, 2017, the Company repurchased 188,072 shares of its common stock for a total repurchase value of $2,000,000, or $10.63 per share, pursuant to the Company’s share repurchase program.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Distributions Declared
On November 7, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2018. The distributions will be equal to $0.001964 per share of the Company’s common stock. The distributions for each record date in January 2018, February 2018 and March 2018 will be paid in February 2018, March 2018 and April 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Advisory Agreement
On November 7, 2017, the Company entered into Amendment No. 10 (the “Amendment”) to the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor. The amendment renewed the Advisory Agreement for a term beginning on November 15, 2017, and ending on November 15, 2018.
Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, the Company, BREIT Steadfast MF JV LP (the “Joint Venture”), BREIT Steadfast MF Parent LLC (“BREIT LP”) and BREIT Steadfast MF GP LLC (“BREIT GP”, and together with BREIT LP, “BREIT”), executed a Contribution Agreement (the “Contribution Agreement”) whereby the Company agreed to contribute a portfolio of 20 properties owned by the Company to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture (the “Transaction”). BREIT LP will own a 90% interest in the Joint Venture and BREIT GP will serve as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, a newly formed wholly-owned subsidiary of the Company, will hold the Company’s 10% interest in the Joint Venture.
The 20 properties to be contributed by the Company to the Joint Venture consist of properties located in Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky (the “LANDS Portfolio”). The value of the LANDS Portfolio under the Contribution Agreement is approximately $512 million, subject to adjustment. For additional information on the Transaction, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Joint Venture Arrangement with Blackstone Real Estate Income Trust.”

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
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be treated as, and currently qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
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
As of September 30, 2017, we owned 63 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 16,134 apartment homes and an additional 25,973 square feet of rentable commercial space at three properties. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes we constructed, was $1,602,916,981, exclusive of closing costs. At September 30, 2017, our portfolio was approximately 96.4% leased.
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
We elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2010. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of September 30, 2017, we owned the 63 multifamily properties listed below:

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at September 30, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$8,013,566	94.5%	89.5%	$815	$815
2	Cooper Creek Village Apartments	Louisville, KY	8/24/2011	123	10,420,000	6,127,077	98.4%	91.9%	984	947
3	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,379,824	99.0%	97.5%	745	724
4	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,087,508	96.1%	93.1%	1,088	1,035
5	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,386,853	94.4%	90.7%	751	698
6	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	12,590,883	95.2%	93.7%	835	869
7	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,387,046	91.9%	91.9%	824	866
8	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	21,035,653	91.4%	94.0%	902	922
9	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,500,000	93.2%	92.5%	928	940
10	Montelena Apartments	Round Rock, TX	7/13/2012	232	18,350,000	11,347,864	92.7%	93.1%	1,139	1,097
11	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,461,495	93.8%	94.4%	885	895
12	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,736,602	95.0%	96.5%	1,089	1,047
13	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,814,847	94.4%	93.6%	1,139	1,134
14	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,460,652	95.7%	93.3%	1,168	1,205
15	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,272,012	95.8%	93.3%	1,101	966
16	Renaissance at St. Andrews Condominiums	Louisville, KY	10/31/2012	30	1,423,000	—	90.0%	93.3%	779	779
17	Ashley Oaks Apartment Homes	San Antonio, TX	11/29/2012	462	30,790,000	24,645,217	94.6%	97.0%	846	818
18	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,591,944	94.5%	89.5%	1,111	1,050
19	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	14,012,322	96.8%	93.5%	1,179	1,129
20	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	36,496,215	95.6%	94.7%	929	919
21	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	5,752,521	95.6%	95.6%	1,260	1,254
22	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,749,492	96.7%	93.7%	885	872
23	Valley Farms North	Louisville, KY	12/28/2012	128	14,607,032	9,521,504	94.5%	93.0%	1,091	989

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at September 30, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
24	Montecito Apartments	Austin, TX	12/31/2012	268	$19,000,000	$13,188,489	92.5%	91.4%	$1,008	$940
25	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,848,407	95.5%	93.0%	1,273	1,235
26	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	23,552,368	94.8%	94.8%	1,036	1,003
27	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,389,681	87.3%	94.1%	988	1,048
28	Trails at Buda Ranch	Buda, TX	3/28/2013	264	23,000,000	20,833,168	96.2%	97.0%	1,090	1,058
29	Deep Deuce at Bricktown(4)	Oklahoma City, OK	3/28/2013	294	38,271,000	24,453,501	93.5%	92.2%	1,180	1,287
30	Deer Valley Apartments	Lake Bluff, IL	4/30/2013	224	28,600,000	22,828,909	92.0%	94.6%	1,314	1,290
31	Grayson Ridge Apartment Homes	North Richland Hills, TX	5/31/2013	240	14,300,000	13,893,562	96.3%	96.3%	921	872
32	Rosemont Olmos Park Apartments	San Antonio, TX	5/31/2013	144	22,050,000	13,929,525	91.7%	97.2%	1,281	1,265
33	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,532,964	90.8%	92.9%	885	949
34	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,864,284	93.3%	96.3%	742	727
35	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	5,875,698	94.7%	96.9%	950	957
36	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,604,346	93.1%	93.7%	1,009	989
37	The Belmont	Grand Prairie, TX	7/26/2013	260	12,100,000	8,660,025	94.6%	94.6%	920	887
38	Meritage at Steiner Ranch	Austin, TX	8/6/2013	502	80,000,000	58,212,791	93.0%	91.2%	1,390	1,414
39	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,640,145	95.5%	94.6%	1,271	1,278
40	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,886,725	94.3%	95.3%	1,000	928
41	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	15,998,409	91.3%	91.3%	1,285	1,287
42	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,095,559	93.3%	95.0%	871	858
43	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,047,108	94.0%	96.0%	991	1,010
44	Cantare at Indian Lake Village	Hendersonville, TN	9/24/2013	206	29,000,000	28,120,589	95.6%	94.7%	1,169	1,116
45	The Landing at Mansfield	Mansfield, TX	9/27/2013	336	30,900,000	27,187,042	96.1%	95.8%	1,058	1,027
46	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,257,304	92.9%	91.5%	878	907
47	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,172,220	93.5%	91.2%	1,120	1,168
48	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,311,614	98.5%	91.5%	1,254	1,221

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Contract Purchase Price(1)	Mortgage Debt Outstanding at September 30, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
49	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	$23,400,000	$17,270,480	96.5%	91.2%	$1,066	$1,077
50	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,307,973	94.1%	92.3%	1,037	1,035
51	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,906,050	97.9%	93.7%	1,059	1,096
52	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,243,160	97.8%	95.3%	1,200	1,147
53	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,651,685	90.8%	93.1%	1,132	1,111
54	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	91.2%	93.1%	1,235	1,373
55	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	17,088,919	95.8%	94.6%	1,163	1,144
56	Audubon Park Apartments	Nashville, TN	12/27/2013	256	16,750,000	16,383,997	89.1%	90.6%	1,020	903
57	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,523,307	94.3%	94.3%	1,077	1,066
58	Renaissance at Carol Stream	Carol Stream, IL	12/31/2013	293	29,150,000	23,041,370	93.5%	92.2%	983	1,006
59	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,210,512	94.8%	91.7%	1,034	927
60	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,259,775	95.9%	97.3%	1,606	1,629
61	Richland Falls	Murfreesboro, TN	5/16/2014	276	30,916,792	19,711,293	96.7%	94.6%	1,070	1,028
62	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	17,702,362	96.4%	94.1%	1,007	992
63	Park Shore Apartments	St. Charles, IL	9/12/2014	160	18,350,000	15,651,897	98.1%	95.6%	1,261	1,189
				16,134	$1,602,916,981	$1,183,708,310	94.3%	93.5%	$1,049	$1,026
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	At September 30, 2017, our portfolio was approximately 96.4% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(4)
Deep Deuce at Bricktown, comprised of 294 apartment homes, was acquired by us on March 28, 2013. On June 12, 2017, we acquired a land parcel adjacent to Deep Deuce at Bricktown for a purchase price of $51,000.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, we, BREIT Steadfast MF JV LP, or the Joint Venture, BREIT Steadfast MF Parent LLC, or BREIT LP, and BREIT Steadfast MF GP LLC, or BREIT GP, and together with BREIT LP, “BREIT,” executed a Contribution Agreement whereby we agreed to contribute a portfolio of 20 properties owned by us to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture. BREIT LP will own a 90% interest in the Joint Venture and BREIT GP will serve as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, or SIR LP, a newly formed wholly-owned subsidiary of the Company, will hold the Company’s 10% interest in the Joint Venture.
The 20 properties to be contributed by us to the Joint Venture consist of properties located in Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky, which we refer to as the “LANDS Portfolio.” The value of the LANDS Portfolio under the Contribution Agreement is approximately $512 million, subject to adjustment.
The transaction is expected to close in two stages. The first closing will include those properties for which the existing debt is to be prepaid at closing and will occur after the expiration of applicable notice periods or the waiver of such notice periods. The second closing will occur upon the earlier of (i) receiving lender consent for the Joint Venture to assume the existing loans upon the transfer of the remaining properties in the LANDS Portfolio and (ii) March 31, 2018. At the first closing, SIR LP and BREIT will enter into a joint venture agreement that sets forth the rights and obligations of the parties to the Joint Venture. The management of the Joint Venture will be vested in BREIT GP; the SIR LP will have limited consent rights and limited liquidity rights.
At each closing, the new Joint Venture property owner will enter into a Property Management Agreement with Steadfast Management Company, Inc. as property manager. We will also enter into an Investment Agreement with affiliates of BREIT whereby we will undertake to present certain investment opportunities in multifamily properties to a to-be-formed joint venture between us and certain affiliates of BREIT.  Our obligation to present investment opportunities is not exclusive and neither BREIT nor any of its affiliates has any obligation to invest in any such investment opportunity.
Our advisor will enter into an Accounting and Administrative Agreement with the Joint Venture at the first closing whereby the advisor will provide certain accounting and administrative services for a fee.
The Contribution Agreement contains customary representations, warranties, indemnities, and closing conditions. In certain limited circumstances, a property in the LANDS Portfolio may be removed from the transaction by BREIT prior to a closing.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The LANDS Portfolio consists of the following properties:

Legal Owner	Property	Units	Metro
SIR Arbors, LLC	Arbors of Carrollton	131	DFW
SIR Ashley Oaks, LLC	Ashley Oaks	462	San Antonio
SIR Audubon Park, LLC	Audubon Park	256	Nashville
SIR Belmont Apartments, LLC	Belmont	260	DFW
SIR Cantare, LLC	Cantare at ILV	206	Nashville
SIR Cooper Creek, LLC	Cooper Creek	123	Louisville
SIR Grayson Ridge, LLC	Grayson Ridge	240	DFW
SIR Fairmarc, LLC	Hills at Fair Oaks	288	San Antonio
SIR Keystone, LLC	Keystone Farms	90	Nashville
SIR Mansfield Landing, LLC	Landing at Mansfield	336	DFW
SIR Steiner Ranch Apartments, LLC	Meritage at Steiner Ranch	502	Austin
SIR Montelena, LLC	Montelena	232	Austin
SIR Renaissance, LLC	Renaissance St. Andrews	216	Louisville
SIR Richland, LLC	Richland Falls	276	Nashville
SIR Rosemont, LLC	Rosemont at Olmos Park	144	San Antonio
SIR Renaissance Condos, LLC	RSA - Condos	30	Louisville
SIR SM Apartments, LLC	Springmarc Apartments	240	Austin
SIR Buda Ranch, LLC	Trails at Buda Ranch	264	Austin
SIR Valley Farms, LLC	Valley Farms	160	Louisville
SIR Valley Farms North, LLC	Valley Farms North	128	Louisville
SIR Valley Farms Clubhouse, LLC	Valley Farms	—	Louisville
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2016, and nine months ended September 30, 2017 and at a rate of $0.001958 per share per day during the six months ended September 30, 2016.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The distributions declared and paid during the first, second and third quarters of 2017 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2017	$13,447,122	$0.177	$13,444,612	$10,904,602	$2,540,010	$10,904,602
Second Quarter 2017	13,563,610	0.179	13,722,790	13,722,790	—	15,192,127
Third Quarter 2017	13,681,897	0.181	13,692,248	12,364,547	1,327,701	12,364,547
	$40,692,629	$0.536	$40,859,650	$36,991,939	$3,867,711	$38,461,276
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the nine months ended September 30, 2017.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and nine months ended September 30, 2017, we paid aggregate distributions of $13,692,248 and $40,859,650. All such distributions were paid in cash. For the three and nine months ended September 30, 2017, our net loss was $2,326,578 and $13,628,026, we had funds from operations, or FFO, of $10,141,323 and $34,841,667 and net cash provided by operating activities of $12,364,547 and $38,461,276, respectively. For the three and nine months ended September 30, 2017, we funded $12,364,547 and $36,991,939 of distributions paid with net cash provided by operating activities, and $1,327,701 and $3,867,711 with existing cash and cash equivalents that were available from the 2016 refinancing transactions described in Note 5 to our condensed consolidated unaudited financial statements included in this quarterly report, or the refinancing transactions. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2017, we had not entered into any material leases as a lessee.

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
Liquidity and Capital Resources
We have used, and intend to use in the future, secured and unsecured borrowings. At September 30, 2017, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2017, our borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Provided by Operating Activities
As of September 30, 2017, we owned 63 multifamily properties. During the nine months ended September 30, 2017, net cash provided by operating activities was $38,461,276, compared to net cash provided by operating activities of $38,303,678 for the nine months ended September 30, 2016. The increase in net cash provided by operating activities is primarily due to improved operations at our portfolio of properties. Additionally, cash flows provided by operating activities varied due to timing of payments of operating expenses during the nine months ended September 30, 2017, compared to the prior period.
Cash Flows Provided by (Used in) Investing Activities
During the nine months ended September 30, 2017, net cash provided by investing activities was $57,288,171, compared to net cash used in investing activities of $49,944,075 during the nine months ended September 30, 2016. The increase in net cash provided by investing activities was primarily due to a reduction in the amount of cash used for improvements to real estate investments during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, the maturity and non-renewal of the certificate of deposit, that was originally entered into during the nine months ended September 30, 2016, on September 26, 2017 and the net proceeds from the sale of two real estate investments during the nine months ended September 30, 2017. Net cash provided by investing activities during the nine months ended September 30, 2017, consisted of the following:

•	$30,363,633 of cash provided by short-term investments;

•	$12,311,010 of cash used for improvements to real estate investments;

•	$359,319 of cash provided by restricted cash accounts related to replacement reserves;

•	$37,350 of cash used for the acquisition of interest rate cap agreements;

•	$38,867,919 of cash provided by the sales of real estate investments; and

•	$45,660 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2017, net cash used in financing activities was $81,749,237, compared to net cash provided by financing activities of $54,357,435 during the nine months ended September 30, 2016. The decrease in cash flow from financing activities is due primarily to the net proceeds from notes payable in connection with the refinancing transactions in 2016. Net cash used in financing activities during the nine months ended September 30, 2017, consisted of the following:

•
$34,664,053 of net cash used for principal payments of mortgage notes payable, net of proceeds from the issuance of mortgage notes payable of $303,751 and payment of deferred financing costs of $44,866;

•	$225,534 of cash paid for the extinguishment of debt;

•	$40,859,650 of cash distributions; and

•	$6,000,000 of cash paid for the redemption of common stock.
Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At September 30, 2017, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.

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
As of September 30, 2017, we had indebtedness totaling an aggregate principal amount of $1,183,708,310, including the net premiums on certain notes payable of $1,277,697 and the net deferred financing costs of $7,304,770. The following is a summary of our contractual obligations as of September 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$228,142,601	$10,969,963	$79,111,165	$61,808,216	$76,253,257
Principal payments on outstanding debt obligations(2)	1,189,735,383	2,495,899	212,101,803	364,212,252	610,925,429
Total	$1,417,877,984	$13,465,862	$291,212,968	$426,020,468	$687,178,686
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2017. We incurred interest expense of $11,655,008 and $33,763,957 during the three and nine months ended September 30, 2017, including amortization of deferred financing costs totaling $472,157 and $1,410,865, amortization of loan premiums and discounts of $313,645 and $930,922 and net unrealized losses from the change in fair value of interest rate cap agreements of $90,601 and $606,690.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2017 and December 31, 2016 we were in compliance with all of our financial and non-financial debt covenants. We have significant debt maturing within one year from the date the consolidated financial statements are available to be issued. Although we do not currently have the liquid funds necessary to repay the debt at maturity, we believe it is probable that we will be able to refinance all or a portion of the debt prior to maturity.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. The ability to compare one period to another is affected by our value-enhancement strategy. Our results of operations were impacted by the construction of an additional 86 apartment homes at one existing multifamily property during 2016 and our value-enhancement activity completed through September 30, 2017, as further discussed below. Additionally, the number of multifamily properties owned decreased from 65 as of September 30, 2016 to 63 as of September 30, 2017.
Our results of operations for the three and nine months ended September 30, 2017, are not indicative of those expected in future periods. For the three and nine months ended September 30, 2017, we continue the process of value-enhancement projects, which may have an impact on our future results of operations. Additionally, we sold two multifamily properties during the three and nine months ended September 30, 2017, decreasing the number of apartment homes by 575, from 16,709 as of September 30, 2016, to 16,134 as of September 30, 2017. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, the continuing impact of value-enhancement projects, offset by any future sales of multifamily properties.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2017 and 2016
The following table summarizes the consolidated results of continuing operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change $	Change %
Total revenues	$55,592,107	$56,371,925	$(779,818)	(1)%
Operating, maintenance and management	(16,392,711)	(15,607,923)	(784,788)	5%
Real estate taxes and insurance	(9,275,615)	(8,980,995)	(294,620)	3%
Fees to affiliates	(5,682,920)	(7,062,486)	1,379,566	(20)%
Depreciation and amortization	(17,850,748)	(17,559,941)	(290,807)	2%
Interest expense	(11,655,008)	(10,520,206)	(1,134,802)	11%
Loss on debt extinguishment	(401,674)	(3,743,325)	3,341,651	(89)%
General and administrative expenses	(2,042,856)	(2,596,236)	553,380	(21)%
Loss from continuing operations	$(7,709,425)	$(9,699,187)	$1,989,762	(21)%

NOI(1)	$27,639,908	$28,234,520	$(594,612)	(2)%
FFO(2)	$10,141,323	$7,860,754	$2,280,569	29%
MFFO(2)	$10,633,598	$11,683,363	$(1,049,765)	(9)%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Loss from continuing operations
For the three months ended September 30, 2017, we had a loss from continuing operations of $7,709,425, compared to a loss from continuing operations of $9,699,187 for the three months ended September 30, 2016. The decrease in loss from continuing operations of $1,989,762 over the comparable prior year period was primarily due to the decrease in fees to affiliates of $1,379,566, the decrease in loss on debt extinguishment of $3,341,651 and the decrease in general and administrative expenses of $553,380, partially offset by the decrease in total revenues of $779,818, the increase in operating, maintenance and management expenses of $784,788, the increase in real estate taxes and insurance of $294,620, the increase in depreciation and amortization expense of $290,807 and the increase in interest expense of $1,134,802. Our operations were primarily impacted by costs incurred during the three months ended September 30, 2016, in connection with the refinancing transactions that were not present during the three months ended September 30, 2017.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2017, were $55,592,107, compared to $56,371,925 for the three months ended September 30, 2016. The decrease of $779,818 was primarily due to a reduction of approximately $1.5 million in non-recurring insurance claim proceeds for the three months ended September 30, 2016, compared to the three months ended September 30, 2017, partially offset by the average monthly rent for our property portfolio increasing from $1,027 at September 30, 2016, to $1,049 at September 30, 2017 primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects, and the increase in occupancy from 94.0% as of September 30, 2016 to 94.3% as of September 30, 2017. Additionally, total units decreased by 575 from 16,709 at September 30, 2016 to 16,134 at September 30, 2017 as a result of the sale of two multifamily properties during the three months September 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended September 30, 2017, were $16,392,711, compared to $15,607,923 for the three months ended September 30, 2016. The increase of $784,788 was primarily due to higher costs incurred for payroll and repairs and maintenance expenses during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2017, were $9,275,615, compared to $8,980,995 for the three months ended September 30, 2016. The increase of $294,620 was due primarily to increased assessed values at certain of our properties resulting in higher property taxes. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2017 were $5,682,920 compared to $7,062,486, for the three months ended September 30, 2016. The decrease of $1,379,566 was primarily due to the $1,493,727 in refinancing fees incurred in connection with the refinancing transactions during the three months ended September 30, 2016, compared to no refinancing fees incurred during the three months ended September 30, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2017, were $17,850,748, compared to $17,559,941 for the three months ended September 30, 2016. The increase of $290,807 was primarily due to the net increase in depreciable and amortizable assets of $18,094,639 since September 30, 2016, including the assets held for sale as of September 30, 2017, and the two multifamily properties that were sold on September 29, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2017, was $11,655,008, compared to $10,520,206 for the three months ended September 30, 2016. The increase of $1,134,802 was primarily due to the net increase in our total notes payable balance during the three months ended September 30, 2016, that experienced a full period of interest expense during the three months ended September 30, 2017. In addition, increases in LIBOR from September 30, 2016 to September 30, 2017 impacted the interest rate on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2017, was $401,674, compared to $3,743,325 for the three months ended September 30, 2016. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the sale of two multifamily properties during the three months ended September 30, 2017, and the refinancing transactions during the three months ended September 30, 2016. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expense
General and administrative expenses for the three months ended September 30, 2017, were $2,042,856, compared to $2,596,236 for the three months ended September 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $553,380 was primarily due to costs incurred related to the refinancing transactions during the three months ended September 30, 2016. Similar activity did not occur during the three months ended September 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 and 2016
The following table summarizes the consolidated results of continuing operations for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016	Change $	Change %
Total revenues	$164,990,777	$163,301,458	$1,689,319	1%
Operating, maintenance and management	(44,808,803)	(43,220,781)	(1,588,022)	4%
Real estate taxes and insurance	(28,982,886)	(27,940,715)	(1,042,171)	4%
Fees to affiliates	(16,972,905)	(19,947,606)	2,974,701	(15)%
Depreciation and amortization	(53,852,540)	(51,723,985)	(2,128,555)	4%
Interest expense	(33,763,957)	(30,707,522)	(3,056,435)	10%
Loss on debt extinguishment	(401,674)	(4,932,369)	4,530,695	(92)%
General and administrative expenses	(5,218,885)	(6,185,026)	966,141	(16)%
Loss from continuing operations	$(19,010,873)	$(21,356,546)	$2,345,673	(11)%

NOI(1)	$84,502,534	$84,389,684	$112,850	—%
FFO(2)	$34,841,667	$30,367,439	$4,474,228	15%
MFFO(2)	$35,850,031	$35,996,018	$(145,987)	—%
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Loss from continuing operations
For the nine months ended September 30, 2017, we had a loss from continuing operations of $19,010,873 compared to a loss from continuing operations of $21,356,546 for the nine months ended September 30, 2016. The decrease in loss from continuing operations of $2,345,673 over the comparable prior year period was primarily due to the increase in total revenues of $1,689,319, the decrease in fees to affiliates of $2,974,701, the decrease in loss on debt extinguishment of $4,530,695 and the decrease in general and administrative expenses of $966,141, partially offset by the increase in operating, maintenance and management expenses of $1,588,022, the increase in real estate taxes and insurance of $1,042,171, the increase in depreciation and amortization expense of $2,128,555 and the increase in interest expense of $3,056,435. Our operations primarily were impacted by improved revenues and the costs incurred during the nine months ended September 30, 2016, in connection with the refinancing transactions that were not present during the nine months ended September 30, 2017.
Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2017, were $164,990,777, compared to $163,301,458 for the nine months ended September 30, 2016. The increase of $1,689,319 was primarily due to the average monthly rent for our property portfolio increasing from $1,027 at September 30, 2016, to $1,049 at September 30, 2017, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects and an increase in occupancy from 94.0% as of September 30, 2016, to 94.3% as of September 30, 2017. Our total units decreased by 575 from 16,709 at September 30, 2016 to 16,134 at September 30, 2017. We expect rental income and tenant reimbursements to increase

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

in future periods as a result of ordinary monthly rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the nine months ended September 30, 2017, were $44,808,803, compared to $43,220,781 for the nine months ended September 30, 2016. The increase of $1,588,022 was primarily due to higher costs incurred for payroll, utilities and repairs and maintenance during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2017,, were $28,982,886, compared to $27,940,715 for the nine months ended September 30, 2016. Approximately $600,000 of the increase related to prior year settlements reducing the real estate tax expense during the nine months ended September 30, 2016. The remaining increase was primarily due to increased assessed values of certain of our properties. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2017, were $16,972,905, compared to $19,947,606 for the nine months ended September 30, 2016. This decrease of $2,974,701 was primarily due to the $3,283,737 in refinancing fees incurred in connection with the refinancing transactions during the nine months ended September 30, 2016, compared to no refinancing fees incurred during the nine months ended September 30, 2017. This decrease was partially offset by increases to both investment management fees and property management fees during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2017, were $53,852,540, compared to $51,723,985 for the nine months ended September 30, 2016. The increase of $2,128,555 was primarily due to the net increase in depreciable and amortizable assets of $18,094,639 since September 30, 2016, inclusive of the assets held for sale as of September 30, 2017, and two multifamily properties that were sold on September 29, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2017, was $33,763,957, compared to $30,707,522 for the nine months ended September 30, 2016. The increase of $3,056,435 was primarily due to the net increase in our total notes payable balance during the nine months ended September 30, 2016, that experienced a full period of interest expense during the nine months ended September 30, 2017. In addition, increases in LIBOR from September 30, 2016 to September 30, 2017 impacted the interest rate on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2017, was $401,674, compared to $4,932,369 for the nine months ended September 30, 2016. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of two multifamily properties during the nine months ended September 30, 2017, and the refinancing transactions. The loss on debt extinguishment

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the nine months ended September 30, 2017, were $5,218,885, compared to $6,185,026 for the nine months ended September 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $966,141 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues.
Property Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
For purposes of evaluating comparative operating performance, we categorize properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2016 and September 30, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2016. As of September 30, 2017, 63 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change $	Change %
Same-store properties:
Revenues	$54,069,595	$53,452,864	$616,731	1%
Operating expenses	26,922,145	25,874,611	1,047,534	4%
NOI	27,147,450	27,578,253	(430,803)	(2)%

Non-same-store properties:
NOI	492,458	656,267	(163,809)

Total NOI(1)	$27,639,908	$28,234,520	$(594,612)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2017, was $27,147,450, compared to $27,578,253 for the three months ended September 30, 2016. The 2% decrease in same-store net operating income was primarily due to a 1% increase in same-store rental revenues offset by a 4% increase in same-store operating expenses over the comparable prior year period.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues
Same-store revenues for the three months ended September 30, 2017 were $54,069,595, compared to $53,452,864 for the three months ended September 30, 2016. The 1% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $1,035 as of September 30, 2016, to $1,049 as of September 30, 2017, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects and an increase in occupancy at the same-store properties from 94.2% as of September 30, 2016, to 94.3% as of September 30, 2017.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2017, were $26,922,145, compared to $25,874,611 for the three months ended September 30, 2016. The 4% increase in same-store operating expenses was primarily due to increased real estate taxes and insurance, repairs and maintenance, payroll and turnover expenses for the three months ended September 30, 2017 relative to the comparable prior year period.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,326,578)	$(9,699,187)	$(13,628,026)	$(21,356,546)
Fees to affiliates(1)	3,573,959	5,019,057	10,723,093	13,822,316
Depreciation and amortization	17,850,748	17,559,941	53,852,540	51,723,985
Interest expense	11,655,008	10,520,206	33,763,957	30,707,522
Loss on debt extinguishment	401,674	3,743,325	401,674	4,932,369
General and administrative expenses	2,042,856	2,596,236	5,218,885	6,185,026
Gain on sales of real estate, net	(5,382,847)	—	(5,382,847)	—
Other gains(2)	(174,912)	(1,505,058)	(446,742)	(1,624,988)
Net operating income	$27,639,908	$28,234,520	$84,502,534	$84,389,684
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2017, excludes property management fees of $1,640,754 and $4,871,838 and other fees of $468,207 and $1,377,974, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2016 excludes property management fees of $1,621,239 and $4,793,878 and other fees of $422,190 and $1,331,412, respectively, that are included in NOI.

(2)	Other gains for the three and nine months ended September 30, 2017 and 2016 include non-recurring insurance proceeds and interest income that are not included in NOI.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2017	2016	2017	2016
Net loss	$(2,326,578)	$(9,699,187)	$(13,628,026)	$(21,356,546)
Depreciation of real estate assets	17,812,456	17,521,649	53,737,664	51,609,109
Amortization of lease-related costs	38,292	38,292	114,876	114,876
Gain on sales of real estate, net	(5,382,847)	—	(5,382,847)	—
FFO	10,141,323	7,860,754	34,841,667	30,367,439
Acquisition fees and expenses(1)(2)	—	—	—	960
Unrealized loss on derivative instruments	90,601	21,570	606,690	466,841
Loss on debt extinguishment	401,674	3,743,325	401,674	4,932,369
Change in value of restricted common stock to advisor	—	57,714	—	228,409
MFFO	$10,633,598	$11,683,363	$35,850,031	$35,996,018
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

(2)
No acquisition fees and expenses were incurred for the three and nine months ended September 30, 2017. Acquisition fees and expenses for the three and nine months ended September 30, 2016 includes acquisition fees of $0 and $960, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. No acquisition expenses were incurred for each of the three and nine months ended September 30, 2016.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2017, the fair value of our fixed rate debt was $456,485,326 and the carrying value of our fixed rate debt was $459,856,440. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

PART I — FINANCIAL INFORMATION (continued)

Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2017, the fair value of our variable rate debt was $733,879,715 and the carrying value of our variable rate debt was $723,851,870. Based on interest rates as of September 30, 2017, if interest rates were 100 basis points higher during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase by $7,371,682 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2018, interest expense on the variable rate debt would decrease by $7,410,949.
At September 30, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.07% and 3.39%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.65% at September 30, 2017. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2017 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2017 were not in excess of the capped rates. See also Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon and as of the date of the evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 8, 2017, we granted each of our three independent directors 2,500 shares of restricted common stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
During the three months ended September 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Be /Repurchased Under the Program
July 2017	242,331	178,700	$11.19	(5)
August 2017	172,575	—	—	(5)
September 2017	559,790	—	—	(5)
	974,696	178,700	$11.19
____________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On October 30, 2017, we repurchased 188,072 shares of our common stock for a total repurchase value of $2,000,000, or $10.63 per share, pursuant to our share repurchase program.

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

PART II—OTHER INFORMATION (continued)

(4)	For the three months ended September 30, 2017, the sources of the cash used to redeem shares were 100% from existing cash and cash equivalents that were available from the refinancing transactions.
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated July 9, 2010 of the Registrant).

4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated July 9, 2010, of the Registrant).

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART II—OTHER INFORMATION (continued)

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Steadfast Income REIT, Inc.
Date:	November 13, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 13, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer (Principal Financial and Accounting Officer)