Form 10-K
period 2017-12-31
Steadfast Income REIT, Inc.
filed 2018-03-29
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑ (Do not check if a smaller reporting company)

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. There were approximately 74,757,916 shares of common stock held by non-affiliates at June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $870,929,726, assuming an estimated value per share of $11.65 per share.
As of March 20, 2018, there were 75,298,154 shares of the Registrant’s common stock issued and outstanding.

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
 The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to execute on our value-enhancement strategy;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	risks related to owning investments with joint venture partners;

•	our ability to identify and acquire multifamily properties;

•	changes to our share repurchase program, distribution rate and other decisions;

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
Overview
Steadfast Income REIT, Inc. (which is referred to in this annual report, as the context requires, as the “Company,” “we,” “us” or “our”) was formed on May 4, 2009, as a Maryland corporation that has elected to be treated as, and currently qualifies as, a real estate investment trust, or REIT. We have invested in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2017, we owned 48 multifamily properties comprised of a total of 12,156 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties and a 10% interest in one unconsolidated joint venture that owns 12 multifamily properties comprised of a total of 3,301 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On July 19, 2010, we commenced our initial public offering of up to 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our initial public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan, effective December 1, 2014. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchase of Equity Securities—Market Information—Estimated Value Per Share” for further information regarding the estimated value per share.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325.
We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We retained our affiliate Steadfast Capital Markets Group, LLC, which we refer to as our “dealer manager,” to serve as the dealer manager for our initial public offering. Effective December 27, 2017, our dealer manager changed its name from “Steadfast Capital Markets Group, LLC” to “Stira Capital Markets Group, LLC.” The dealer manager was responsible for marketing our shares of common stock being offered pursuant to our initial public offering. The advisor, along with the dealer manager, also provides marketing, investor relations and other administrative services on our behalf.

Our Structure
The chart below shows the relationships among our company and various affiliates.

______________
(1) Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, and Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, are affiliated entities, each being wholly-owned subsidiaries of Crossroads Capital Group, LLC.
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
2017 Highlights
During 2017, we:

•	invested $16,401,961 in improvements to our real estate assets;

•	paid cash distributions of $54,369,877, which constituted a 7.0% annualized distribution rate to our stockholders based on a purchase price of $10.24 per share;

•	generated cash flows from operations of $47,078,463;

•	generated net operating income of $110,547,074;

•
generated funds from operations, or FFO, of $44,485,775 (for further information on how we calculate FFO and a reconciliation of FFO to net income (loss), please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations, or MFFO, of $47,472,598 (for further information on how we calculate MFFO and a reconciliation of MFFO to net income (loss), please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
disposed of 17 multifamily properties, including the contribution of 12 properties to the joint venture discussed below, for a gross sales price of $460,580,000, exclusive of closing costs for a gain on sales of real estate of $96,573,171;

•
entered into a joint venture arrangement with Blackstone Real Estate Income Trust, Inc., or BX REIT, whereby we agreed to contribute a portfolio of 20 multifamily properties to BREIT Steadfast MF JV LP, or the joint venture, in exchange for cash and a 10% ownership interest in the joint venture. BX REIT, through its subsidiaries, owns a 90% interest in the joint venture and serves as the general partner of the joint venture. For more information on our joint venture with BX REIT, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.”; and

•	generated net income of $72,473,867.

Plan of Liquidation
Pursuant to our Third Articles of Amendment and Restatement, or the charter, our board of directors is required to annually consider a resolution declaring that a proposed liquidation of us is advisable on substantially the terms and conditions set forth in the resolution, or the Plan of Liquidation, and direct that the proposed Plan of Liquidation be submitted for consideration at either an annual or special meeting of the stockholders. The adoption of a Plan of Liquidation and the submission to the stockholders may be postponed if a majority of directors, including a majority of independent directors, determine that a liquidation is not then in the best interest of the stockholders. On March 13, 2018, our board of directors, including a majority of the independent directors, determined that a liquidation is not in the best interests of the stockholders at this time, and, therefore, to postpone presenting a liquidation decision to stockholders. In accordance with our charter, the board of directors will reconsider whether to seek stockholder approval of our liquidation at least annually. The board of directors, pursuant to its fiduciary duties, continuously evaluates our long-term and short-term opportunities.

Our Real Estate Portfolio
As of December 31, 2017, we owned the 48 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
1	Clarion Park Apartments(4)	Olathe, KS	220	89.5%	$832	6/28/2011	$11,215,000	$7,971,245
2	Truman Farm Villas(5)	Grandview, MO	200	99.0%	743	12/22/2011	9,100,000	5,350,567
3	EBT Lofts	Kansas City, MO	102	89.2%	1,064	12/30/2011	8,575,000	5,060,029
4	Renaissance St. Andrews	Louisville, KY	216	94.9%	748	2/17/2012	12,500,000	8,357,513
5	Spring Creek of Edmond	Edmond, OK	252	93.3%	844	3/9/2012	19,350,000	17,069,537
6	Montclair Parc Apartments	Oklahoma City, OK	360	94.7%	849	4/26/2012	35,750,000	22,255,805
7	Sonoma Grande Apartments	Tulsa, OK	336	92.6%	902	5/24/2012	32,200,000	20,920,589
8	Estancia Apartments	Tulsa, OK	294	94.9%	919	6/29/2012	27,900,000	20,500,000
9	Valley Farms Apartment Homes	Louisville, KY	160	96.9%	914	8/30/2012	15,100,000	9,421,511
10	Hilliard Park Apartments	Columbus, OH	201	93.0%	1,030	9/11/2012	19,800,000	12,668,570
11	Sycamore Terrace Apartments	Terre Haute, IN	250	93.2%	1,107	9/20/2012 & 3/5/2014	23,174,157	17,821,492
12	Hilliard Summit Apartments	Columbus, OH	208	94.7%	1,191	9/28/2012	24,100,000	15,375,368
13	Springmarc Apartments	San Marcos, TX	240	92.9%	1,098	10/19/2012	21,850,000	14,200,991
14	Renaissance at St. Andrews Condominiums(6)	Louisville, KY	30	96.7%	750	10/31/2012	1,423,000	—
15	Arrowhead Apartment Homes	Palatine, IL	200	93.5%	1,021	11/30/2012	16,750,000	11,527,640
16	The Moorings Apartments	Roselle, IL	216	94.4%	1,144	11/30/2012	20,250,000	13,934,462
17	Forty-57 Apartments	Lexington, KY	436	95.0%	923	12/20/2012	52,500,000	36,312,924
18	Keystone Farms Apartments	Nashville, TN	90	95.6%	1,243	12/28/2012	8,400,000	5,723,070
19	Riverford Crossing Apartments	Frankfort, KY	300	95.0%	903	12/28/2012	30,000,000	20,647,194
20	Valley Farms North	Louisville, KY	128	92.2%	1,058	12/28/2012	14,607,032	9,469,959
21	Montecito Apartments	Austin, TX	268	90.7%	981	12/31/2012	19,000,000	13,116,770
22	Hilliard Grand Apartments	Dublin, OH	314	94.6%	1,240	12/31/2012	40,500,000	28,758,708
23	The Hills at Fair Oaks	Fair Oaks Ranch, TX	288	93.1%	1,029	1/31/2013	34,560,000	23,441,688
24	Library Lofts East(7)	Kansas City, MO	118	87.3%	1,059	2/28/2013	12,750,000	8,345,925
25	Deep Deuce at Bricktown(8)	Oklahoma City, OK	294	91.5%	1,157	3/28/2013	38,271,000	24,260,315

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price(3)	Mortgage Debt Outstanding
26	Retreat at Quail North	Oklahoma City, OK	240	94.6%	$942	6/12/2013	$25,250,000	$16,480,903
27	Lodge at Trails Edge	Indianapolis, IN	268	95.1%	759	6/18/2013	18,400,000	11,798,975
28	Arbors at Carrollton	Carrollton, TX	131	94.7%	987	7/3/2013	8,800,000	5,843,116
29	Waterford on the Meadow	Plano, TX	350	94.3%	1,028	7/3/2013	23,100,000	15,520,062
30	Tapestry Park Apartments	Birmingham, AL	354	93.2%	1,291	8/13/2013 & 12/1/2014	50,285,000	43,655,146
31	Dawntree Apartments	Carrollton, TX	400	93.0%	990	8/15/2013	24,000,000	14,800,655
32	Stuart Hall Lofts(9)	Kansas City, MO	115	90.4%	1,282	8/27/2013	16,850,000	16,008,257
33	BriceGrove Park Apartments	Canal Winchester, OH	240	93.8%	868	8/29/2013	20,100,000	17,103,335
34	Retreat at Hamburg Place	Lexington, KY	150	92.7%	1,011	9/5/2013	16,300,000	12,052,239
35	Heights at 2121	Houston, TX	504	94.0%	896	9/30/2013	37,000,000	38,272,259
36	Villas at Huffmeister	Houston, TX	294	92.9%	1,149	10/10/2013	37,600,000	27,184,269
37	Villas at Kingwood	Kingwood, TX	330	96.7%	1,240	10/10/2013	40,150,000	35,325,595
38	Waterford Place at Riata Ranch	Cypress, TX	228	92.5%	1,075	10/10/2013	23,400,000	17,285,905
39	Carrington Place	Houston, TX	324	93.2%	1,077	11/7/2013	32,900,000	27,323,636
40	Carrington at Champion Forest	Houston, TX	284	97.2%	1,091	11/7/2013	33,000,000	24,920,866
41	Carrington Park at Huffmeister	Cypress, TX	232	94.0%	1,157	11/7/2013	25,150,000	20,256,062
42	Willow Crossing Apartments	Elk Grove, IL	579	90.2%	1,159	11/20/2013	58,000,000	57,665,058
43	Echo at Katy Ranch	Katy, TX	260	96.5%	1,354	12/19/2013	35,100,000	—
44	Heritage Grand at Sienna Plantation	Missouri City, TX	240	94.2%	1,151	12/20/2013	27,000,000	17,038,807
45	Mallard Crossing	Loveland, OH	350	95.4%	1,073	12/27/2013	39,800,000	33,534,900
46	Reserve at Creekside	Chattanooga, TN	192	90.6%	950	3/28/2014	18,875,000	14,217,203
47	Mapleshade Park	Dallas, TX	148	95.3%	1,648	3/31/2014	23,325,000	19,265,284
48	Oak Crossing	Fort Wayne, IN	222	96.8%	987	6/3/2014	24,230,000	17,721,534
			12,156	93.8%	$1,037		$1,208,240,189	$875,785,938
________________

(1)	At December 31, 2017, our portfolio was approximately 95.4% leased. As of December 31, 2017, no single tenant accounted for greater than 10% of our 2017 gross annualized rental revenues.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we constructed, as applicable.

(4)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(5)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(6)
Renaissance at St. Andrews Condominiums, initially comprised of 29 apartment homes, was acquired by us on October 31, 2012. On May 20, 2016, we acquired one additional unit at the Renaissance at St. Andrews Condominiums for a purchase price of $48,000.

(7)
Library Lofts East contains 16,680 rentable square feet of commercial space. As of December 31, 2017, the commercial space, which represents approximately 14.1% of the rentable square feet of Library Lofts East, was 100% occupied by two tenants. The lease terms of the two tenants occupying the commercial space expire between 2019 and 2025. The tenants pay an average annual rent of $192,998, or approximately $11.57 per square foot.

(8)
Deep Deuce at Bricktown, comprised of 294 apartment homes, was acquired by us on March 28, 2013. On June 12, 2017, we acquired a land parcel adjacent to Deep Deuce at Bricktown for a purchase price of $51,000.

(9)
Stuart Hall Lofts contains 4,450 rentable square feet of commercial space. As of December 31, 2017, the commercial space, which represents approximately 3.1% of the rentable square feet of Stuart Hall Lofts, was 100% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2019. The tenant pays an average annual rent of $64,863, or approximately $14.58 per square foot.

At December 31, 2017, our portfolio was approximately 93.8% occupied and the average monthly rent per leased multifamily home in our portfolio was $1,037. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 2.66 years.
The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or developments with respect to any of our properties; and

•	our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.
Joint Venture
As of December 31, 2017, we also owned a 10% interest in one unconsolidated joint venture that owns 12 multifamily properties comprised of a total of 3,301 apartment homes.
Debt Policy
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2017, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. We expect that our borrowings will be approximately 65% of the value of our properties. Under our charter we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.

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
We may also compete with Steadfast Apartment REIT, Inc., or Steadfast Apartment REIT, and Steadfast Apartment REIT III, Inc., or Steadfast Apartment REIT III, non-traded REITs sponsored by our sponsor that commenced their ongoing initial public offerings in December 2013 and February 2016, respectively, and have similar investment strategies as us. However, we expect any competition with Steadfast Apartment REIT or Steadfast Apartment REIT III for property acquisitions to be limited as our initial public offering terminated on December 20, 2013, and we have deployed all of the net offering proceeds raised in our initial public offering. Additionally, Steadfast Apartment REIT terminated its initial public offering on March 24, 2016, and has deployed all of its net offering proceeds raised in its initial public offering. However, we may compete with Steadfast Apartment REIT to the extent it raises additional capital or deploys proceeds from asset dispositions.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties both in the immediate vicinity and the geographic market where our multifamily properties are and will be located. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
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
Income Taxes
We have elected to be taxed as, and currently qualify as, a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such beginning with the taxable year ended December 31, 2010. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.

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
General Investment Risks
From inception through December 31, 2017, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2017, we incurred a net loss of $76,524,809. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It may therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We initially adopted a share repurchase program that allowed stockholders to sell to us their shares of common stock, subject to certain limitations. However, our share repurchase program was suspended effective November 20, 2014. We subsequently reinstated our share repurchase program effective July 1, 2015, subject to certain limitations on the amount of shares we will repurchase quarterly. Our board of directors may again in the future, amend, suspend, or terminate our share repurchase program upon 30 days’ notice. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you must be prepared to hold your shares for an indefinite period of time.

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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). From inception through December 31, 2017, 14.4% of distributions were funded from offering proceeds from our public offering, 78.6% of distributions were funded from cash flow from operations and 7.0% were funded from other sources. Of the $54,369,877 in total distributions we paid during the year ended December 31, 2017, 16.1% of such amounts were funded from sources other than cash flow from operations. To the extent we had funded distributions from the net proceeds of our public offering, we had less funds available for investment in real properties and real estate-related assets than if our distributions came solely from cash flow from operations, the overall returns to our stockholders may be reduced and subsequent investors will experience dilution. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
We may continue to acquire and renovate existing properties (which we refer to as “value-enhancement projects”). These activities are subject to various risks. We may not be successful in pursuing value-enhancement project opportunities. In addition, completed value-enhancement projects may not perform as well as expected. We are subject to other risks in connection with any acquisition and value-enhancement activities, including the following:

•	costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable;

•	we may not have funds available or be able to obtain financing for our value-enhancement projects on favorable terms, if at all; and

•	occupancy rates and rents may not meet our projections and that project may not be profitable.
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
U.S. and global financial markets experienced extreme volatility and disruption from 2008 to 2010. There was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. This turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. During the subsequent economic recovery, capital has been more available and the overall economy improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of real properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
Financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the U.S. federal government following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2017, of our $1,208,240,189 of real estate assets, 24.1% were located in the Houston metropolitan area. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority, Inc., or FINRA, and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital in the future should negative perceptions develop regarding non-traded REITs. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management.
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
In the past, FINRA has initiated investigations of broker-dealers with respect to the sales practices related to the sale of shares of non-traded REITS. These proceedings have resulted in increased regulatory scrutiny from the SEC regarding non-traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in the future. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting our management.
In April 2016, FINRA adopted changes to rules relating to information required to be included on customer account statements by registered broker dealers. In order to assist broker dealers in complying with these rules, we are required to obtain independent valuations of our assets to determine an estimated per share value of our common stock more frequently than under prior regulations. Compliance with these new rules and future rule changes by FINRA could increase our operating expenses which could have an adverse effect on our results of operations.
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
Our board of directors determined an estimated value per share of $10.84 for shares of our common stock as of December 31, 2017. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with GAAP as of December 31, 2017. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or the Employee Retirement Income Security Act of 1974, or ERISA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2017), developments related to individual assets and changes in the real estate and capital markets.
The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.
We adopted a share repurchase program through which shares may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or disability. Effective November 20, 2014, our board of directors suspended our share repurchase program. Effective July 1, 2015, our board of directors reinstated our share repurchase program, subject to certain limitations on the amount of shares we will repurchase quarterly. The repurchase price is likely to differ from the price at which a stockholder could resell his or her shares. If the actual value of the shares that we repurchase is less than the repurchase price, the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
Our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase program limits the number of shares to be repurchased during any calendar year to no more than 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year. Effective July 1, 2015, our board of directors amended our share repurchase program so that in no event would the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, our board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000, effective on the October 2016 repurchase date.
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase program, you may be forced to do so at a discount to the purchase price you paid for your shares.
Our success is dependent on the performance of our advisor and its affiliates.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The most recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slow down in the real estate industry. The failure of a sustained economic recovery or renewed economic downturn could result in reductions in overall transaction volume and size of sales and leasing activities, which could put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.
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
Risks associated with co-ownership arrangements with our co-venture partners, co-tenants or other partners.
As of December 31, 2017, we owned a 10% interest in the joint venture. In the future, we may enter into additional joint ventures or other co-ownership arrangements for the acquisition, development or improvement of communities as well as the acquisition of real estate-related investments. We may also purchase and develop communities in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the communities, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including the possibility that our partner in an investment might be unable to or otherwise refuse to make capital contributions when due; that we may incur liabilities as the result of action taken by our partner; that our partner might at any time have economic or business interests or goals that are inconsistent with ours; and that our partner may be in a position to take action contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy/sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Any of these events could have an adverse effect on our results of operations.
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
We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, our advisor’s employees and consultants selected by our board of directors for participation in the plan. As of December 31, 2017, we have issued an aggregate of 94,000 shares of restricted stock to our independent directors pursuant to this plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.
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
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments we currently own. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to you.
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
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources our sponsor and its affiliates could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers may serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Steadfast Apartment REIT, Steadfast Apartment REIT III and Stira Alcentra Global Credit Fund. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us and our advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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
A portion of our portfolio of real property investments is comprised of properties with commercial tenants. The leases for these commercial tenants are short-term leases, ranging from one to seven year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term commercial leases at our properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.
Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. While certain of our leases, such as leases at our multifamily properties, will generally provide that we are responsible for the property taxes, or increases therein, our commercial leases may provide that such taxes are charged to the lessees as an expense related to the real properties that they occupy. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space. An increase in the property taxes that we may be required to pay could have an adverse effect on our results of operations.
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
Investment in real properties may also be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. Changes to these rules and regulations may increase the costs of our compliance with the ADA. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.
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
Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Distributions payable by REITs, however, are generally subject to a higher rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in

REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to civil (and criminal, if the failure is willful) penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•
your investment satisfies the prudence, diversification and other requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•	your investment will not impair the liquidity needs to satisfy minimum and other distribution requirements of the plan or IRA and the withholding requirements that may be applicable;

•	your investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Recently enacted and potential Department of Labor rules could have a significant impact on our business, financial condition and results of operations.
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions. Therefore, certain requirements and exemptions will not take effect until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. It is unclear what impact this ruling will have on the final regulation - the U.S. Department of Labor could, among other things, ask for a rehearing en banc to the full Fifth Circuit, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation. In response to the Fifth Circuit’s decision, a U.S. Department of Labor spokesperson has informally indicated that the U.S. Department of Labor will not enforce the final regulation at this time pending further review.  If the U.S. Department of Labor does not seek a rehearing, the Fifth Circuit is expected to enter a mandate vacating the final regulation on May 7, 2018.

The final regulation and the accompanying exemptions are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations on purchasing and holding interests in us. The final regulation will undoubtedly make it more difficult to market investment products without carefully considering the exposures created by the new regulation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2017, we owned 48 multifamily properties consisting of an aggregate of 12,156 multifamily homes and 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes constructed by us, as of December 31, 2017 was $1,208,240,189, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item 1. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K. As of December 31, 2017, we also owned a 10% interest in one unconsolidated joint venture that owns 12 multifamily properties comprised of a total of 3,301 apartment homes.
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
Stockholder Information
As of March 20, 2018, we had approximately 75.3 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In November 2017, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under FINRA Rule 2340. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of the board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2017.
From CBRE Cap’s engagement through the issuance of its valuation report on March 13, 2018, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock upon appraisals of all our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $10.31 and $11.39 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended that the board of directors adopt $10.84 as the estimated value per share of our common stock as of December 31, 2017. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates in the sensitivity analysis. On March 13, 2018, our board of directors accepted the recommendation of the valuation committee and approved $10.84 as the estimated value per share of our common stock as of December 31, 2017. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2017.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us which contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2017, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2017, as prepared by us.
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
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	6.10% - 6.41%	6.25%
Discount rate	7.36% - 7.74%	7.55%
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.27	$(0.27)
Discount rate	0.27	(0.26)
In its valuation report, CBRE Cap included an estimate of the December 31, 2017 value of our assets, including cash, our investment in an unconsolidated joint venture and select other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to the GAAP fair values for the year ended December 31, 2017, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties.
As of December 31, 2017, we held one investment in an unconsolidated joint venture. The investment in an unconsolidated joint venture represents a 10% interest in a joint venture which owns 12 multifamily properties with 3,301 apartment homes. CBRE Cap relied on the appraised values of the multifamily properties in the unconsolidated joint venture provided by CBRE along with the fair value of other assets and liabilities of the unconsolidated joint venture as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at its appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 10% interest in the unconsolidated joint venture.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $2,429,119.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in its real estate portfolio to be in the range of $1,470,333,762 to $1,555,169,996 and the Company’s net asset value to range between $778,635,689 and $859,307,829, or between $10.31 and $11.39 per share, based on a share count of 75,479,409 shares issued and outstanding as of December 31, 2017.
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
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2017 and 2016.

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2017	2016	2017	2016
Real estate properties	$1,511,655,000	$2,014,340,000	$20.02	$26.43
Cash	171,228,485	66,224,027	2.26	0.87
Investment in unconsolidated joint venture	16,240,815	—	0.21	—
Other assets	39,863,907	65,175,883	0.52	0.86
Mortgage debt	(878,382,692)	(1,197,015,105)	(11.63)	(15.71)
Other liabilities	(39,507,167)	(54,790,262)	(0.52)	(0.72)
Incentive fee	(2,429,119)	(6,540,119)	(0.03)	(0.09)
Estimated value per share	$818,669,229	$887,394,424	$10.84	$11.65
The estimated value of the real estate properties as of December 31, 2017 and 2016 was $1,511,655,000 and $2,014,340,000, respectively, while the total cost of the real estate properties was $1,267,108,290 and $1,720,653,099, respectively (comprised of the aggregate contractual purchase price and capital expenditures subsequent to acquisition).

Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued March 13, 2018, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2017, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
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
The December 31, 2017 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on March 13, 2018. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2018, in accordance with the IPA valuation guidelines.

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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2017 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past three years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. In addition, we anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. We may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2017. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions currently declared are calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From April 1, 2016 to January 1, 2017, distributions were calculated at a rate of $0.001958 per share of common stock per day, which if paid each day over a 366-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From January 1, 2016 to April 1, 2016, distributions were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.

Distributions declared during the years ended December 31, 2017 and 2016 are as follows:

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,447,122	$13,563,610	$13,681,897	$13,647,194	$54,339,823
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,649,330	$13,673,510	$13,767,424	$13,738,003	$54,828,267
Total Per Share Distribution	$0.178	$0.178	$0.180	$0.180	$0.716
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Ordinary income	—%	—%
Return of capital	20.5%	100.0%
Capital gain	79.5%	—%
Total	100.0%	100.0%
On October 21, 2014, our board of directors elected to suspend our distribution reinvestment plan, effective with distributions earned beginning on December 1, 2014. All distributions paid following November 20, 2014 are paid in cash. For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On August 8, 2017, we granted each of the three independent directors 2,500 shares of restricted common stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
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

The purchase price for shares repurchased under our share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(2)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share
2 years	95.0% of Estimated Value per Share
3 years	97.5% of Estimated Value per Share
4 years	100.0% of Estimated Value per Share
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “estimated value per share” equals the most recently determined estimated value per share determined by our board of directors.

(3)	The required one year holding period to be eligible to redeem shares under our share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
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

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential amendment or termination of our share repurchase program.
During the year ended December 31, 2017, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	169,751	183,955	$10.87	(4)
February 2017	169,275	—	—	(4)
March 2017	180,670	—	—	(4)
April 2017	114,739	180,226	11.10	(4)
May 2017	126,806	—	—	(4)
June 2017	261,660	—	—	(4)
July 2017	242,331	178,700	11.19	(4)
August 2017	172,575	—	—	(4)
September 2017	559,790	—	—	(4)
October 2017	170,782	188,072	10.63	(4)
November 2017	249,170	—	—	(4)
December 2017	103,787	—	—	(4)
	2,521,336	730,953
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. On January 30, 2018, we redeemed 181,404 shares of our common stock for a total redemption value of $2,000,000, or $11.03 per share, pursuant to our share repurchase program.

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

(3)
For the year ended December 31, 2017, the sources of the cash used to redeem shares were 18% from cash flow from operations and 82% from existing cash and cash equivalents that were available from our refinancing of debt.

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
The following selected financial data as of December 31, 2017, 2016, 2015, 2014 and 2013, and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Total real estate, net	$1,026,715,330	$1,461,534,875	$1,503,455,095	$1,538,610,961	$1,470,963,159
Total assets	1,245,940,878	1,592,934,785	1,570,303,350	1,609,067,128	1,561,889,854
Notes payable	875,785,938	1,217,716,280	1,115,752,899	1,084,757,025	987,329,800
Total liabilities	915,293,105	1,272,506,542	1,163,855,827	1,132,003,898	1,031,826,319
Redeemable common stock	—	—	—	—	12,945,007
Total stockholders’ equity	330,647,773	320,428,243	406,447,523	477,063,230	517,118,528

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating data
Total revenues	$212,969,240	$218,237,532	$209,390,658	195,929,856	$109,101,517
Net income (loss)	72,473,867	(25,579,651)	(13,024,358)	(25,742,292)	(55,879,857)
Net income (loss) attributable to common stockholders	72,473,867	(25,579,651)	(13,024,358)	(25,742,292)	(55,879,857)
Income (loss) per common share - basic and diluted	0.96	(0.34)	(0.18)	(0.34)	(1.39)
Other data
Cash flows provided by (used in) operating activities	47,078,463	54,259,420	51,424,087	50,350,848	(2,249,133)
Cash flows provided by (used in) investing activities	125,713,364	(56,905,196)	(29,660,218)	(126,817,478)	(849,128,988)
Cash flows (used in) provided by financing activities	(67,787,369)	36,793,221	(19,216,599)	86,443,737	861,401,662
Distributions declared	54,339,823	54,828,267	55,076,217	54,296,664	28,645,761
Distributions declared per common share(1)	0.718	0.716	0.718	0.718	0.718
Weighted-average number of common shares outstanding, basic and diluted	75,794,705	76,195,083	76,335,114	75,450,215	40,169,940
FFO(2)	44,485,775	43,933,833	52,615,838	33,994,751	(7,404,678)
MFFO(2)	47,472,598	49,117,817	55,143,904	45,002,936	19,253,075
________________

(1)
Distributions declared per common share for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 assumes each share was issued and outstanding each day of each year. Distributions currently declared are calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From April 1, 2016 to January 1, 2017, distributions were calculated at a rate of $0.001958 per share of common stock per day, which if paid each day over a 366-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From September 10, 2012 to April 1, 2016, distributions were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period was equivalent to a

7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Prior to September 10, 2012, distributions were calculated at a rate of $0.001917 per share of common stock per day, which was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO as defined by the IPA as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan, effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate or change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017.
Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325.
As of December 31, 2017, we owned 48 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio comprised of a total of 12,156 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio, including development and construction costs for apartment homes we constructed, was $1,208,240,189, exclusive of closing costs. At

December 31, 2017, our portfolio was approximately 95.4% leased. As of December 31, 2017, we also owned a 10% interest in one unconsolidated joint venture that owned 12 multifamily properties comprised of a total of 3,301 apartment homes.
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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $45,000 - $65,000. We believe these factors will continue to contribute to the demand for multifamily housing.

Our Real Estate Portfolio
As of December 31, 2017, we owned the 48 multifamily properties listed below:

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$7,971,245	89.5%	89.5%	$832	$815
2	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,350,567	99.0%	97.5%	743	724
3	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,060,029	89.2%	93.1%	1,064	1,035
4	Renaissance at St. Andrews	Louisville, KY	2/17/2012	216	12,500,000	8,357,513	94.9%	90.7%	748	698
5	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,069,537	93.3%	93.7%	844	869
6	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,255,805	94.7%	91.9%	849	866
7	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	20,920,589	92.6%	94.0%	902	922
8	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,500,000	94.9%	92.5%	919	940
9	Valley Farms Apartment Homes	Louisville, KY	8/30/2012	160	15,100,000	9,421,511	96.9%	94.4%	914	895
10	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,668,570	93.0%	96.5%	1,030	1,047
11	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,821,492	93.2%	93.6%	1,107	1,134
12	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,375,368	94.7%	93.3%	1,191	1,205
13	Springmarc Apartments	San Marcos, TX	10/19/2012	240	21,850,000	14,200,991	92.9%	93.3%	1,098	966
14	Renaissance at St. Andrews Condominiums(4)	Louisville, KY	10/31/2012	30	1,423,000	—	96.7%	93.3%	750	779
15	Arrowhead Apartment Homes	Palatine, IL	11/30/2012	200	16,750,000	11,527,640	93.5%	89.5%	1,021	1,050
16	The Moorings Apartments	Roselle, IL	11/30/2012	216	20,250,000	13,934,462	94.4%	93.5%	1,144	1,129
17	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	36,312,924	95.0%	94.7%	923	919
18	Keystone Farms Apartments	Nashville, TN	12/28/2012	90	8,400,000	5,723,070	95.6%	95.6%	1,243	1,254
19	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,647,194	95.0%	93.7%	903	872
20	Valley Farms North	Louisville, KY	12/28/2012	128	14,607,032	9,469,959	92.2%	93.0%	1,058	989
21	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,116,770	90.7%	91.4%	981	940
22	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,758,708	94.6%	93.0%	1,240	1,235
23	The Hills at Fair Oaks	Fair Oaks Ranch, TX	1/31/2013	288	34,560,000	23,441,688	93.1%	94.8%	1,029	1,003
24	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,345,925	87.3%	94.1%	1,059	1,048

					Contract Purchase Price(1)	Mortgage Debt Outstanding at December 31, 2017	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
25	Deep Deuce at Bricktown(5)	Oklahoma City, OK	3/28/2013	294	$38,271,000	$24,260,315	91.5%	92.2%	$1,157	$1,287
26	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,480,903	94.6%	92.9%	942	949
27	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,798,975	95.1%	96.3%	759	727
28	Arbors of Carrollton	Carrollton, TX	7/3/2013	131	8,800,000	5,843,116	94.7%	96.9%	987	957
29	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,520,062	94.3%	93.7%	1,028	989
30	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,655,146	93.2%	94.6%	1,291	1,278
31	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,800,655	93.0%	95.3%	990	928
32	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	16,008,257	90.4%	91.3%	1,282	1,287
33	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,103,335	93.8%	95.0%	868	858
34	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,052,239	92.7%	96.0%	1,011	1,010
35	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,272,259	94.0%	91.5%	896	907
36	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,184,269	92.9%	91.2%	1,149	1,168
37	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,325,595	96.7%	91.5%	1,240	1,221
38	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,285,905	92.5%	91.2%	1,075	1,077
39	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,323,636	93.2%	92.3%	1,077	1,035
40	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,920,866	97.2%	93.7%	1,091	1,066
41	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,256,062	94.0%	95.3%	1,157	1,147
42	Willow Crossing Apartments	Elk Grove, IL	11/20/2013	579	58,000,000	57,665,058	90.2%	93.1%	1,159	1,111
43	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	96.5%	93.1%	1,354	1,373
44	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	17,038,807	94.2%	94.6%	1,151	1,144
45	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,534,900	95.4%	94.3%	1,073	1,066
46	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,217,203	90.6%	91.7%	950	927
47	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,265,284	95.3%	97.3%	1,648	1,629
48	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	17,721,534	96.8%	94.1%	987	992
				12,156	$1,208,240,189	$875,785,938	93.8%	93.5%	$1,037	$1,026
________________

(1)	The contract purchase price is comprised of the purchase price upon acquisition and the development and construction costs of apartment homes we have constructed, as applicable.

(2)	At December 31, 2017 and 2016, our portfolio was approximately 95.4% and 95.4% leased.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(4)
Renaissance at St. Andrews Condominiums, initially comprised of 29 apartment homes, was acquired by us on October 31, 2012. On May 20, 2016, we acquired one additional unit at the Renaissance at St. Andrews Condominiums for a purchase price of $48,000.

(5)
Deep Deuce at Bricktown, comprised of 294 apartment homes, was acquired by us on March 28, 2013. On June 12, 2017, we acquired a land parcel adjacent to Deep Deuce at Bricktown for a purchase price of $51,000.

Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, we, BREIT Steadfast MF JV LP, or the joint venture, BREIT Steadfast MF Parent LLC, or BREIT LP, and BREIT Steadfast MF GP LLC, or BREIT GP, and together with BREIT LP, “BREIT,” executed a Contribution Agreement whereby we agreed to contribute a portfolio of 20 properties owned by us to the joint venture in exchange for a combination of cash and a 10% ownership interest in the joint venture. BREIT LP owns a 90% interest in the joint venture and BREIT GP serves as the general partner of the joint venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, or SIR LP, our newly formed wholly-owned subsidiary, holds our 10% interest in the joint venture.
The 20 properties contributed by us to the joint venture consist of properties located in Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky, which we refer to as the “LANDS Portfolio.” The value of the LANDS Portfolio under the Contribution Agreement is approximately $512 million, subject to adjustment.
The transaction closed in two stages. The first closing occurred November 15, 2017, and included those properties for which the existing debt was prepaid at closing. The second closing occurred January 31, 2018, and included those properties for which the joint venture assumed the existing loans. At the first closing, SIR LP and BREIT entered into a joint venture agreement that sets forth the rights and obligations of the parties to the joint venture. The management of the joint venture is vested in BREIT GP; SIR LP has limited consent rights and limited liquidity rights. We received approximately $153.8 million in net cash proceeds from the contribution of our properties to the joint venture.
At each closing, the new joint venture property owner entered into a Property Management Agreement with Steadfast Management Company, Inc. as property manager. We also entered into an Investment Agreement with affiliates of BREIT whereby we will undertake to present certain investment opportunities in multifamily properties to a to-be-formed joint venture between us and certain affiliates of BREIT.  Our obligation to present investment opportunities is not exclusive and neither BREIT nor any of its affiliates has any obligation to invest in any such investment opportunity.
Our advisor entered into an Accounting and Administrative Agreement with the joint venture at the first closing whereby the advisor will provide certain accounting and administrative services for a fee.

The LANDS Portfolio consisted of the following properties:

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
2017 Property Dispositions
Park Place Condominiums
On December 22, 2010, we, through an indirect wholly owned subsidiary, acquired Park Place Condominiums, a multifamily property located in Des Moines, Iowa, containing 151 apartment homes. The purchase price of the Park Place Condominiums was $8,323,400, plus closing costs. On September 29, 2017, we sold the Park Place Condominiums for $10,325,000, resulting in a gain of $3,455,608, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Park Place Condominiums was not affiliated with us or the advisor.
Windsor on the River Apartments
On January 26, 2012, we, through an indirect wholly owned subsidiary, acquired Windsor on the River Apartments, a multifamily property located in Cedar Rapids, Iowa, containing 424 apartment homes. The purchase price of the Windsor on the River Apartments was $33,000,000, plus closing costs. On September 29, 2017, we sold the Windsor on the River Apartments for $29,750,000, resulting in a gain of $1,927,239, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Windsor on the River Apartments was not affiliated with us or the advisor.
Renaissance at Carol Stream
On December 31, 2013, we, through an indirect wholly owned subsidiary, acquired Renaissance at Carol Stream, a multifamily property located in Carol Stream, Illinois, containing 293 apartment homes. The purchase price of Renaissance at Carol Stream was $29,150,000, plus closing costs. On October 30, 2017, we sold Renaissance at Carol Stream for $33,900,000, resulting in a gain of $6,688,979, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Renaissance at Carol Stream was not affiliated with us or the advisor.
Deer Valley Apartments
On April 30, 2013, we, through an indirect wholly owned subsidiary, acquired Deer Valley Apartments, a multifamily property located in Lake Bluff, Illinois, containing 224 apartment homes. The purchase price of the Deer Valley Apartments was $28,600,000, plus closing costs. On December 13, 2017, we sold the Deer Valley Apartments for $31,075,000, resulting in a gain of $5,502,148, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Deer Valley Apartments was not affiliated with us or the advisor.
Park Shore Apartments
On September 12, 2014, we, through an indirect wholly owned subsidiary, acquired Park Shore Apartments, a multifamily property located in St. Charles, Illinois, containing 160 apartment homes. The purchase price of the Park Shore Apartments was $18,350,000, plus closing costs. On December 15, 2017, we sold the Park Shore Apartments for $20,100,000, resulting in a gain of $2,863,667, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Park Shore Apartments was not affiliated with us or the advisor.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We have used, and intend to use in the future, secured and unsecured borrowings. At December 31, 2017, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, fund value-enhancement and other capital improvement projects at our properties, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $171,228,485 as of December 31, 2017;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners.
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
On July 29, 2016, nine of our wholly-owned subsidiaries entered into a credit agreement and a multifamily note with PNC Bank that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of our existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility are secured by certain of our properties. See Note 6 (Debt) of the accompanying consolidated financial statements. During 2017, five properties that secured the credit facility were sold, and were removed from the credit facility. As of December 31, 2017, $91,067,250 was outstanding on our credit facility. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
On June 29 and June 30, 2016, 14 of our wholly-owned subsidiaries terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements, each a loan agreement, with, as applicable, PNC Bank and Berkeley Point Capital LLC, or Berkeley, and, together with PNC Bank, the Lenders, for an aggregate principal amount of $358,002,000, or the June Refinancing Transactions. On July 29, 2016, nine of our wholly-owned subsidiaries also entered into a credit agreement with PNC Bank in connection with the refinancing of certain additional mortgage loans, the July Refinancing Transactions. Further, on August 30, 2016 and September 29, 2016, three of our wholly-owned subsidiaries terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600, together with the June Refinancing Transactions and the July Refinancing Transactions, the Refinancing Transactions.
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
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2017, we owned 48 multifamily properties. During the year ended December 31, 2017, net cash provided by operating activities was $47,078,463 compared to net cash provided by operating activities of $54,259,420 for the year ended December 31, 2016. The decrease in net cash provided by operating activities is primarily due to our disposition of 100% of our interest in five multifamily properties and the contribution of 12 of our multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the year ended December 31, 2017.
Cash Flows Provided By (Used in) Investing Activities
During the year ended December 31, 2017, net cash provided by investing activities was $125,713,364 compared to net cash used in investing activities of $56,905,196 during the year ended December 31, 2016. The increase in net cash provided by investing activities was primarily due to the disposition of 100% of the interest in five multifamily properties and the contribution of 12 multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the year ended December 31, 2017, and a $30,000,000 investment in a certificate of deposit made during the year ended December 31, 2016 that matured during the year ended December 31, 2017. Net cash provided by investing activities during the year ended December 31, 2017 consisted of the following:

•	$30,363,633 of cash provided by short-term investments;

•	$3,854,197 of cash used for the investment in an unconsolidated joint venture;

•	$16,401,961 of cash used for improvements to real estate investments;

•	$128,195 of cash used in restricted cash accounts related to replacement reserves;

•	$37,350 of cash used to purchase interest rate cap agreements;

•	$115,418,937 of cash provided by the sales of real estate investments; and

•	$352,497 of cash provided by insurance claims.
Cash Flows from Financing Activities
For the year ended December 31, 2017, net cash used in financing activities was $67,787,369 compared to net cash provided by financing activities of $36,793,221 during the year ended December 31, 2016. The increase in cash flow used in financing activities is due primarily to the increase in proceeds from notes payable in connection with the Refinancing Transactions during the year ended December 31, 2016. Net cash used in financing activities during the year ended December 31, 2017 consisted of the following:

•
$5,417,492 net cash used for principal payments of mortgage notes payable, net of deferred financing costs in the amount of $310,819 and proceeds from the issuance of mortgage notes payable of $17,638,751;

•	$8,000,000 of cash paid for the redemption of common stock; and

•	$54,369,877 of net cash distributions to our stockholders.
Contractual Commitments and Contingencies
We have used, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2017, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. We expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of December 31, 2017, we had indebtedness totaling an aggregate principal amount of $875,785,938, including the net premiums on certain notes payable of $673,653 and the net deferred financing costs of $5,109,819. For more information on our outstanding indebtedness, see Note 6 (Debt) to the consolidated financial statements included in this annual report.

The following is a summary of our contractual obligations as of December 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$187,820,600	$32,883,520	$56,741,286	$42,902,779	$55,293,015
Principal payments on outstanding debt obligations(2)	880,222,104	61,059,734	171,336,832	158,133,836	489,691,702
Total	$1,068,042,704	$93,943,254	$228,078,118	$201,036,615	$544,984,717
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2017. We incurred interest expense of $44,114,130 during the year ended December 31, 2017, including amortization of deferred financing costs totaling $1,839,952, amortization of loan premiums of $1,129,960 and net unrealized losses from the change in fair value of interest rate cap agreements of $604,545.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of December 31, 2017 and December 31, 2016, we were in compliance with all of our financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. The ability to compare one period to another is significantly affected by dispositions made during those periods in addition to our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 48 as of December 31, 2017 from 65 as of December 31, 2016 and 2015. Our results of operations were primarily affected by the disposition of 100% of the interest in five multifamily properties and the contribution of 12 multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the year ended December 31, 2017, the construction of an additional 86 apartment homes at one existing multifamily property during the year ended December 31, 2016, the construction of an additional 96 apartment homes at one existing multifamily property during the year ended December 31, 2015, and our value-enhancement activity completed through December 31, 2017, as further discussed below.
Our results of operations for the years ended December 31, 2017, 2016 and 2015 are not indicative of those expected in future periods. During the year ended December 31, 2017, we disposed of 100% of our interest in five multifamily properties and contributed 12 of our multifamily properties to the joint venture in exchange for a 10% interest in the joint venture, which has had a significant impact on our results of operations. For the years ended December 31, 2016 and 2015, we performed value-enhancement projects, which also has had a significant impact on our results of operations. In general, we expect that our income and expenses related to our portfolio will decrease in future periods as a result of owning fewer assets, which we expect to be partially offset by organic rent increases and anticipated value-enhancement projects. References to the disposition of 17 multifamily properties in this annual report refer to the sale of 100% of our interest in five multifamily properties and the contribution of 12 multifamily properties to the joint venture in exchange for a 10% interest in the joint venture during the year ended December 31, 2017.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”

Consolidated Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes the consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Years(2)
	2017	2016	Change $	Change %
Total revenues	$212,969,240	$218,237,532	$(5,268,292)	(2)%	(5,841,969)	573,677
Operating, maintenance and management	(58,347,903)	(57,832,187)	(515,716)	(1)%	715,615	(1,231,331)
Real estate taxes and insurance	(35,114,937)	(36,507,827)	1,392,890	4%	472,839	920,051
Fees to affiliates	(21,960,145)	(25,440,718)	3,480,573	14%	1,825,306	1,655,267
Depreciation and amortization	(67,755,152)	(69,513,484)	1,758,332	3%	2,363,126	(604,794)
Interest expense	(44,114,130)	(40,551,427)	(3,562,703)	(9)%	(1,033,205)	(2,529,498)
Loss on debt extinguishment	(2,380,051)	(4,932,369)	2,552,318	52%	(892,240)	3,444,558
General and administrative expenses	(6,732,330)	(9,039,171)	2,306,841	26%	613,996	1,692,845
Equity in loss from unconsolidated joint venture	(663,896)	—	(663,896)	(100%)	—	(663,896)
Gain on sales of real estate, net	96,573,171	—	96,573,171	100%	96,573,171	—
Net income (loss)	$72,473,867	$(25,579,651)	$98,053,518	383%

NOI(3)	$110,547,074	$113,675,575	$(3,128,501)	(3)%
FFO(4)	$44,485,775	$43,933,833	$551,942	1%
MFFO(4)	$47,472,598	$49,117,817	$(1,645,219)	(3)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2017, compared to the year ended December 31, 2016 related to multifamily properties disposed of on or after January 1, 2016.

(2)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2017, compared to the year ended December 31, 2016 related to multifamily properties owned by us throughout both periods presented.

(3)
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

(4)
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
Net income (loss)
For the year ended December 31, 2017, we had a net income of $72,473,867 compared to a net loss of $25,579,651 for the year ended December 31, 2016. The increase in net income of $98,053,518 over the prior year was primarily due to the decrease in real estate taxes and insurance of $1,392,890, the decrease in fees to affiliates of $3,480,573, the decrease in depreciation and amortization expense of $1,758,332, the decrease in loss on debt extinguishment of $2,552,318, the decrease in general and administrative expenses of $2,306,841 and the increase in gain on sales of real estate of $96,573,171, partially offset by the decrease in total revenues of $5,268,292, the increase in operating, maintenance and management expenses of $515,716, the increase in interest expense of $3,562,703 and the equity in losses of unconsolidated joint venture of $663,896. Our operations were primarily impacted by the disposition of 17 multifamily properties during the year ended December 31, 2017.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2017 were $212,969,240 compared to $218,237,532 for the year ended December 31, 2016. The decrease of $5,268,292 was primarily due to our total units decreasing by 4,553 from 16,709 at December 31, 2016 to 12,156 at December 31, 2017 as a result of the disposition of 17 multifamily properties during the year ended December 31, 2017, partially offset by average monthly rents increasing from $1,028 at December 31, 2016 to $1,037 at December 31, 2017 and average occupancy increasing from 93.4% at December 31, 2016 to 93.8% at December 31, 2017 at the properties held throughout both periods. We expect rental income and tenant reimbursements to decrease in future periods as a result of the disposition of 17 multifamily properties during the year ended December 31, 2017, partially offset by organic rent increases and anticipated value-enhancement projects.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2017, were $58,347,903 compared to $57,832,187 for the year ended December 31, 2016. The increase of $515,716 was due to an increase of $1,231,331 primarily for payroll, credit card processing fees, repairs and maintenance and turnover costs during the year ended December 31, 2017 compared to the year ended December 31, 2016 for those properties held throughout both periods, partially offset by a decrease of $715,615 at the 17 multifamily properties disposed during the year ended December 31, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2017, were $35,114,937 compared to $36,507,827 for the year ended December 31, 2016. The decrease of $1,392,890 was due to a decrease of $472,839 related to the disposition of 17 multifamily properties during the year ended December 31, 2017 in addition to a decrease in real estate taxes of $920,051 at the properties held throughout both periods due to negotiating reduced assessed values on certain properties, which reduced the real estate tax liabilities. We expect these amounts may increase in future periods as a result of ordinary municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2017, were $21,960,145 compared to $25,440,718 for the year ended December 31, 2016. The decrease of $3,480,573 was primarily due to $3,283,737 in refinancing fees incurred in connection with the Refinancing Transactions during the year ended December 31, 2016, compared to $86,675 in refinancing fees incurred during the year ended December 31, 2017. Additionally, investment management fees and property management fees decreased from the year ended December 31, 2016, to the year ended December 31, 2017, as a result of the disposition of 17 multifamily properties during the year ended December 31, 2017. We expect fees to affiliates to decrease in future periods as a result of the continued lower property management fees and investment management fees incurred on a smaller portfolio.

Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2017 were $67,755,152 compared to $69,513,484 for the year ended December 31, 2016. The decrease of $1,758,332 was primarily due to the net decrease in depreciable and amortizable assets of $402,519,616 since December 31, 2016 from the disposition of 17 multifamily properties during the year ended December 31, 2017, and an additional 10 multifamily properties that are classified as held for sale at December 31, 2017 and depreciation is no longer recognized. The depreciation and amortization expense increased at the properties held for both periods due to an increase in depreciable and amortizable assets of $9,345,741 since December 31, 2016. We expect these amounts to decrease slightly in future periods as a result of the disposition of 17 multifamily properties during the year ended December 31, 2017 and the expected multifamily dispositions in 2018.
Interest expense
Interest expense for the year ended December 31, 2017, was $44,114,130 compared to $40,551,427 for the year ended December 31, 2016. The increase of $3,562,703 was primarily due to the net increase in the notes payable balance of $101,963,381 during the year ended December 31, 2016 related to the Refinancing Transactions that experienced a full year of interest expense during the year ended December 31, 2017, partially offset by the decrease of $341,930,342 in notes payable balance from December 31, 2016 to December 31, 2017 related primarily to the disposition of 17 multifamily properties during the year ended December 31, 2017. In addition, increases in LIBOR from December 31, 2016 to December 31, 2017 impacted the interest rate on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $1,839,952 and $1,723,186 for the years ended December 31, 2017 and 2016, amortization of loan premiums and discounts of $1,129,960 and $1,243,385 for the years ended December 31, 2017 and 2016, unrealized loss on derivative instruments of $604,545 for the year ended December 31, 2017, and unrealized gain on derivative instruments of $61,698 for the year ended December 31, 2016 respectively. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2017, was $2,380,051 compared to $4,932,369 for the year ended December 31, 2016. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the disposition of 17 multifamily properties and refinancing at one multifamily property during the year ended December 31, 2017 and the Refinancing Transactions during the year ended December 31, 2016. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2017, were $6,732,330 compared to $9,039,171 for the year ended December 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $2,306,841 was primarily due to costs incurred related to the Refinancing Transactions during the year ended December 31, 2016 compared to the year ended December 31, 2017.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the year ended December 31, 2017, was $663,896 compared to $0 for the year ended December 31, 2016. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning in November 2017. We expect the equity in loss from unconsolidated joint venture to increase in future periods once the joint venture has a full period of operations and because the second closing of properties occurred on January 31, 2018.

Gain on sales of real estate
Gain on sales of real estate for the year ended December 31, 2017, were $96,573,171 compared to $0 for the year ended December 31, 2016. The gain on sales of real estate consist of the gain recognized on the disposition of 17 multifamily properties during the year ended December 31, 2017, net of state taxes related to properties sold in the states of Tennessee and Texas. No multifamily property dispositions occurred during the year ended December 31, 2016. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Consolidated Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table summarizes the consolidated results of operations for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016	2015	Change $	Change %
Total revenues	$218,237,532	$209,390,658	$8,846,874	4%
Operating, maintenance and management	(57,832,187)	(53,915,306)	(3,916,881)	(7)%
Real estate taxes and insurance	(36,507,827)	(35,825,445)	(682,382)	(2)%
Fees to affiliates	(25,440,718)	(21,927,913)	(3,512,805)	(16)%
Depreciation and amortization	(69,513,484)	(65,640,196)	(3,873,288)	(6)%
Interest expense	(40,551,427)	(39,149,018)	(1,402,409)	(4)%
Loss on debt extinguishment	(4,932,369)	—	(4,932,369)	(100)%
General and administrative expenses	(9,039,171)	(5,949,993)	(3,089,178)	(52)%
Acquisition costs	—	(7,145)	7,145	100%
Net loss	$(25,579,651)	$(13,024,358)	$(12,555,293)	(96)%

NOI(1)	$113,675,575	$112,345,930	$1,329,645	1%
FFO(2)	$43,933,833	$52,615,838	$(8,682,005)	(17)%
MFFO(2)	$49,117,817	$55,143,904	$(6,026,087)	(11)%
________________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the year ended December 31, 2016, we had a net loss of $25,579,651 compared to a net loss of $13,024,358 for the year ended December 31, 2015. The increase in net loss of $12,555,293 over the prior year was primarily due to the increase in operating, maintenance and management expenses of $3,916,881, the increase in real estate taxes and insurance of $682,382, the increase in fees to affiliates of $3,512,805, the increase in depreciation and amortization expense of $3,873,288, the increase in interest expense of $1,402,409, the increase in loss on debt extinguishment of $4,932,369 and the increase in general and administrative expenses of $3,089,178, partially offset by the increase in total revenues of $8,846,874 and the decrease in acquisition costs of $7,145.

Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2016, were $218,237,532 compared to $209,390,658 for the year ended December 31, 2015. The increase of $8,846,874 was primarily due to our total units increasing by 87 from 16,622 at December 31, 2015 to 16,709 at December 31, 2016, and average monthly rents increasing from $999 at December 31, 2015, to $1,026 at December 31, 2016.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2016, were $57,832,187 compared to $53,915,306 for the year ended December 31, 2015. The increase of $3,916,881 was primarily due to higher costs incurred for utilities, repairs and maintenance and property operating costs during the year ended December 31, 2016, compared to the year ended December 31, 2015.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2016, were $36,507,827 compared to $35,825,445 for the year ended December 31, 2015. The increase of $682,382 was primarily due to increased assessed values of our property portfolio resulting in higher property taxes at certain of our properties.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2016, were $25,440,718 compared to $21,927,913 for the year ended December 31, 2015. The increase of $3,512,805 was primarily due to $3,283,737 in refinancing fees incurred in connection with the Refinancing Transactions during the year ended December 31, 2016, compared to no refinancing fees incurred during the year ended December 31, 2015. Additionally, investment management fees and property management fees increased from the year ended December 31, 2015, to the year ended December 31, 2016.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2016, were $69,513,484 compared to $65,640,196 for the year ended December 31, 2015. The increase of $3,873,288 was primarily due to the net increase in depreciable and amortizable assets of $29,570,511 since December 31, 2015, from the completion of construction of additional 86 apartment homes at an existing multifamily property and the implementation of our value-enhancement strategy.
Interest expense
Interest expense for the year ended December 31, 2016, was $40,551,427 compared to $39,149,018 for the year ended December 31, 2015. The increase of $1,402,409 was primarily due to the net increase in the notes payable balance of $101,963,381 from December 31, 2015, to December 31, 2016, partially offset by the unrealized gain on derivative instruments of $61,698 for the year ended December 31, 2016, and unrealized loss on derivative instruments of $2,032,746 for the year ended December 31, 2015. Included in interest expense is the amortization of deferred financing costs of $1,723,186 and $1,553,718 and amortization of loan premiums and discounts of $1,243,385 and $1,234,793 for the years ended December 31, 2016 and 2015, respectively.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2016, was $4,932,369 compared to $0 for the year ended December 31, 2015. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the Refinancing Transactions.
General and administrative expense
General and administrative expenses for the year ended December 31, 2016, were $9,039,171 compared to $5,949,993 for the year ended December 31, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of

$3,089,178 was primarily due to the costs incurred related to the Refinancing Transactions during the year ended December 31, 2016, compared to the year ended December 31, 2015.
Acquisition costs
Acquisition costs for the year ended December 31, 2016, were $0 compared to $7,145 for the year ended December 31, 2015.
Property Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2016. As of December 31, 2017, 48 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change $	Change %
Same-store properties:
Revenues	$158,979,658	$157,650,269	$1,329,389	1%
Operating expenses	73,400,337	72,945,596	454,741	1%
Net operating income	85,579,321	84,704,673	874,648	1%

Non-same-store properties:
Net operating income	24,967,753	28,970,902	(4,003,149)

Total net operating income(1)	$110,547,074	$113,675,575	$(3,128,501)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the year ended December 31, 2017, was $85,579,321 compared to $84,704,673 for the year ended December 31, 2016. The 1% increase in same-store net operating income was primarily due to the 1% increase in same-store rental revenues partially offset by a 1% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the year ended December 31, 2017, were $158,979,658 compared to $157,650,269 for the year ended December 31, 2016. The 1% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,028 as of December 31, 2016, to $1,037 as of December 31, 2017, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects and an increase in occupancy at the same-store properties from 93.4% as of December 31, 2016, to 93.8% as of December 31, 2017.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2017, were $73,400,337 compared to $72,945,596 for the year ended December 31, 2016. The 1% increase in same-store operating expenses was primarily due to increased payroll, repairs and maintenance and property level general and administrative expenses, partially offset by a reduction in property tax expense during the year ended December 31, 2017, compared to the prior year.
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

The following is a reconciliation of our NOI to net income (loss) for the three months ended December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016	2015
Net income (loss)	$86,101,893	$(4,223,102)	$72,473,867	$(25,579,651)	$(13,024,358)
Fees to affiliates(1)	3,186,582	3,538,199	13,909,675	17,360,515	14,042,560
Depreciation and amortization	13,902,611	17,789,498	67,755,152	69,513,484	65,640,196
Interest expense	10,350,173	9,843,905	44,114,130	40,551,427	39,149,018
Loss on debt extinguishment	1,978,377	—	2,380,051	4,932,369	—
General and administrative expenses	1,513,444	2,550,631	6,732,330	9,039,171	5,949,993
Acquisition costs	—	—	—	—	7,145
Gain on sales of real estate, net	(91,190,324)	—	(96,573,171)	—	—
Adjustments for investment in unconsolidated joint venture(2)	970,819	—	970,819	—	—
Other (gains) and losses(3)	(769,037)	(516,752)	(1,215,779)	(2,141,740)	581,376
Net operating income	$26,044,538	$28,982,379	$110,547,074	$113,675,575	$112,345,930
________________

(1)
Fees to affiliates for the three months and year ended December 31, 2017 excludes property management fees of $1,407,012 and $6,278,850 and other fees of $393,646 and $1,771,620, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2016 excludes property management fees of $1,612,601 and $6,406,479 and other fees of $342,312 and $1,673,724, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2015 excludes property management fees of $6,188,525 and other fees of $1,696,828 that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains and losses for the years ended December 31, 2017, 2016 and 2015 include non-recurring insurance proceeds, interest income and certain corporate level expenses that are not included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated the measure of FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently, under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01. For any future acquisitions ASU 2017-01 would require a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets and loss on extinguishment of debts as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
Reconciliation of net income (loss) to MFFO:	2017	2016	2015
Net income (loss)	$72,473,867	$(25,579,651)	$(13,024,358)
Depreciation of real estate assets	67,601,984	69,360,316	65,271,243
Amortization of lease-related costs	153,168	153,168	368,953
Gain on sales of real estate, net	(96,573,171)	—	—
Adjustments for investment in unconsolidated joint venture(1)	829,927	—	—
FFO	44,485,775	43,933,833	52,615,838
Acquisition fees and expenses(2)(3)	2,291	960	194,880
Unrealized loss (gain) on derivative instruments	604,545	(61,698)	2,032,746
Loss on debt extinguishment	2,380,051	4,932,369	—
Change in value of restricted common stock to Advisor	—	312,353	300,440
Adjustments for investment in unconsolidated joint venture(1)	(63)	—	—
MFFO	$47,472,599	$49,117,817	$55,143,904

FFO per share - basic and diluted	$0.59	$0.58	$0.69
MFFO per share - basic and diluted	0.63	0.64	0.72
Income (loss) per common share - basic and diluted	0.96	(0.34)	(0.18)
Weighted average number of common shares outstanding, basic	75,794,705	76,195,083	76,335,114
Weighted average number of common shares outstanding, diluted	75,807,710	76,195,083	76,335,114
________________

(1)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to FFO and MFFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture.

(2)
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

(3)
Acquisition fees and expenses for the years ended December 31, 2017, 2016 and 2015 includes acquisition fees of $0, $960 and $187,735, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition expenses for the year ended December 31, 2017, of $2,291 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. Acquisition fees and expenses for the years ended December 31, 2016 and 2015 include acquisition expenses of $0 and $7,145, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

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
As of December 31, 2017, we had not entered into any material leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates.
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
During 2017, distributions (1) accrued daily to our stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. There is no guaranty that we will pay distributions at this rate in the future if at all.
Distributions declared and paid during each of the four quarters ended December 31, 2017 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents

First Quarter 2017	$13,447,122	$0.177	$13,444,612	$10,904,602	$2,540,010	$10,904,602
Second Quarter 2017	13,563,610	0.179	13,722,790	13,722,790	—	15,192,127
Third Quarter 2017	13,681,897	0.181	13,692,248	13,057,629	634,619	13,057,629
Fourth Quarter 2017	13,647,194	0.181	13,510,227	7,924,105	5,586,122	7,924,105
	$54,339,823	$0.718	$54,369,877	$45,609,126	$8,760,751	$47,078,463
________________

(1)	Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2017.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2017, we paid aggregate distributions of $54,369,877. All such distributions were paid in cash. For the year ended December 31, 2017, we had a net income of $72,473,867, FFO of $44,485,775 and net cash provided by operating activities of $47,078,463. For the year ended December 31, 2017, we funded $45,609,126 of distributions paid with net cash provided by operating activities and $8,760,751 with existing cash and cash equivalents that were available from the Refinancing Transactions. During the year ended December 31, 2017, of the $54,369,877 in total distributions paid, all of which were paid in cash, 84% of such amounts were funded from cash flow from operations and 16% were funded from cash and cash equivalents. Since inception, of the $253,098,839 in total distributions paid through December 31, 2017, including shares issued pursuant to our distribution reinvestment plan, 79% of such amounts were funded from cash flow from operations, 14% of such amounts were funded from offering proceeds, 4% of such amounts were funded from credit facilities and 3% of such amounts were funded from cash and cash equivalents. See the reconciliation of FFO to net loss above in “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, Director Independence” and Note 9 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.
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
Real Estate Purchase Price Allocation
Prior to the adoption of ASU 2017-01, we recorded the acquisition of income-producing real estate or real estate that are used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination were measured at their acquisition-date fair values. Acquisition costs were expensed as incurred. Upon adoption of ASU 2017-01, we record the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in an asset acquisition are measured at their acquisition-date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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

Investments in Unconsolidated Joint Ventures
Equity Method
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but do not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments.
Cost Method
We account for investments in unconsolidated joint venture entities in which we do not have the ability to exercise significant influence and have virtually no influence over partnership operating and financial policies using the cost method of accounting. Under the cost method, income distributions from the partnership are recognized in other income. Distributions that exceed our share of earnings are applied to reduce the carrying value of our investment and any capital contributions will increase the carrying value of our investment. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017 and 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017 and 2016. As of December 31, 2017, returns for calendar years 2016, 2015 and 2014 remain subject to examination by major tax jurisdictions.
Subsequent Events
Distributions Paid
On January 2, 2018, we paid distributions of $4,595,301, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017. All such distributions were paid in cash.
On February 1, 2018, we paid distributions of $4,594,989, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018. All such distributions were paid in cash.
On March 1, 2018, we paid distributions of $4,140,790, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018. All such distributions were paid in cash.
Redemption
On January 30, 2018, we redeemed 181,404 shares of our common stock for a total redemption value of $2,000,000, or $11.03 per share, pursuant to our share repurchase program.

Sale of The Moorings Apartments
On January 5, 2018, we, through SIR Moorings, LLC, or SIR Moorings, our indirect, wholly-owned subsidiary, sold our fee simple interest in The Moorings Apartments, a 216-unit residential property located in Roselle, Illinois, to an unaffiliated third-party buyer. SIR Moorings sold The Moorings Apartments for an aggregate sales price of $28,100,000, excluding closing costs.
Sale of Arrowhead Apartment Homes
On January 31, 2018, we, through SIR Arrowhead, LLC, or SIR Arrowhead, our indirect, wholly-owned subsidiary, sold our fee simple interest in Arrowhead Apartment Homes, a 200-unit residential property located in Palatine, Illinois, to an unaffiliated third-party buyer. SIR Arrowhead sold Arrowhead Apartment Homes for an aggregate sales price of $23,600,000, excluding closing costs.
Sale of Willow Crossing Apartments
On February 28, 2018, we, through SIR Willow Crossing, LLC, or SIR Willow Crossing, our indirect, wholly-owned subsidiary, sold our fee simple interest in Willow Crossing Apartments, a 579-unit residential property located in Elk Grove, Illinois, to an unaffiliated third-party buyer. SIR Willow Crossing sold Willow Crossing Apartments for an aggregate sales price of $79,000,000, excluding closing costs.
Distribution Declared
On March 20, 2018, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day for the period commencing on April 1, 2018, and ending on June 30, 2018. The distributions will be equal to $0.001683 per share of our common stock per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. The distributions for each record date in April 2018, May 2018 and June 2018 will be paid in May 2018, June 2018 and July 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Tender Offer
Our board of directors approved our plan to pursue an issuer tender offer for up to $100 million in shares of our common stock at $9.00 per share.
Suspension of Share Repurchase Program
In connection with our board of directors’ decision to pursue a tender offer, on March 20, 2018, our board of directors elected to suspend our share repurchase program, effective upon 30 days’ notice to stockholders. No outstanding redemption requests as of April 28, 2018 or future redemption requests received after April 28, 2018 will be processed. Our board of directors may in the future reinstate the share repurchase program, although there is no assurance as to if or when this will happen.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2017, the fair value of our fixed rate debt was $409,542,739 and the carrying value of our fixed rate debt was $415,672,899. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2017, the fair value of our variable rate debt was $468,461,555 and the carrying value of our variable rate debt was $460,113,039. Based on interest rates as of December 31, 2017, if interest rates are 100 basis points higher during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase by $4,665,092 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would decrease by $4,664,916.
At December 31, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.89% and 3.78%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.83% at December 31, 2017. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2017, where applicable.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	67	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	64	Affiliated Director and President
Kevin J. Keating	55	Chief Financial Officer and Treasurer
Ana Marie del Rio	63	Secretary
Scot B. Barker	69	Independent Director
Ned W. Brines	56	Independent Director
Don B. Saulic	59	Independent Director
________________
 Rodney F. Emery serves as our Chairman of the Board and Chief Executive Officer, positions he has held since our inception in May 2009. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT, positions he has held since August 2013 and September 2013, respectively. In addition, Mr. Emery serves as Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT III, positions he has held since January 2016 and August 2015, respectively. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Stira Capital Markets Group, LLC. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property-management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
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
Kevin J. Keating serves as our Chief Financial Officer and Treasurer, positions he has held since November 2017 and April 2011, respectively, and as our advisor’s Chief Accounting Officer since April 2011, where he has focused primarily on the accounting function and compliance responsibilities for us and our advisor. Mr. Keating has also served as Chief Financial Officer and Treasurer of Steadfast Apartment REIT since November 2017 and September 2013, respectively, and Steadfast Apartment REIT III since November 2017 and August 2015, respectively. In addition, Mr. Keating has served as the Treasurer of Steadfast Apartment Advisor, LLC since September 2013. Prior to joining us and our advisor, Mr. Keating served as Senior Audit Manager with BDO USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science, Accounting from St. John’s University in New York, New York and is a certified public accountant.
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio has also served as Secretary of Steadfast Apartment REIT since September 2013 and as Secretary of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages the Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing, and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio also serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
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
Ned W. Brines serves as one of our independent directors, a position he has held since October 2012. Mr. Brines has also served as an independent director and audit committee chairman for Steadfast Apartment REIT III, since January 2016, and as an independent trustee of Stira Alcentra Global Credit Fund since March 2017. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment advisor firm, and currently serves as its Chief Investment Officer. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings.  From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena managing their Small Cap Growth Fund with $1.6 billion in assets under management (AUM). Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 in which he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in AUM.  Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst (CFA) designation and is involved in various community activities including serving on the investment committee of City of Hope as well as the Orange County Regional Counsel for San Diego State University.
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
Don B. Saulic serves as one of our independent directors, a position he has held since August 2015. Mr. Saulic has been actively involved in real estate and financial services for over 30 years. Mr. Saulic currently serves as a Managing Partner for The Bahnsen Group at HighTower Advisors, LLC, a position he has held since August 2015. In his role, Mr. Saulic provides comprehensive financial planning, investment advisory, and risk management to high net worth investors, businesses and institutions. From April 2013 to August 2015, Mr. Saulic served as a Private Wealth Advisor at Capstone Partners Financial and Insurance Services, LLC. From June 2012 to August 2015, Mr. Saulic served as Chief Executive Officer for King Crown Capital Corporation, a company providing strategic business planning and consulting services. From January 2013 to April 2014, Mr. Saulic was a Private Wealth Advisor for Stephen A. Kohn & Associates, LTD. In his role, Mr. Saulic provided financial planning and investment advisory services. From June 2006 to March 2014, Mr. Saulic served as President and Chief Operating Officer for Cornerstone Ventures, Inc., a real estate investment company. In his role, he helped manage real estate and wholesale distribution operations, including private client services, compliance, investor relations, human resources, information technology, and administration. From June 2012 to March 2013, Mr. Saulic was Chief Operating Officer for Healthcare Real Estate Partners, LLC, a company focused on acquiring and developing healthcare real estate. In his role, Mr. Saulic helped in managing company operations. From March 2008 to December 2012, Mr. Saulic was Chief Operating Officer for Pacific Cornerstone Capital, Inc. In his role, he managed sales operations, compliance, technology and investment services. From 1987 to 2008, Mr. Saulic served in Chief Information Officer roles for Corinthian Colleges, Inc., North American Van Lines, Inc., BAX Global, and Budget Rent a Car Corporation. Prior to 1987 he worked in the financial services industry in management positions with Ernst and Young, GATX Corporation and Kemper Financial Services. Mr. Saulic earned a Masters of Business Administration from DePaul University, a Bachelor of Science in Accounting with a minor in Economics from

Illinois State University, and is a Certified Public Accountant. Mr. Saulic is involved in various community activities and is a Board Member for Vanguard University, YMCA, and the Forum of Christian Business Leaders.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2017.

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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2017:

Name	Fees Earned or Paid in Cash in 2017	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
Scot B. Barker(3)(4)	$93,000	$29,125	$—	$—	$—	$2,242	$124,367
Ned W. Brines(3)(4)	103,000	29,125	—	—	—	—	132,125
Don B. Saulic(3)(4)	90,000	29,125	—	—	—	—	119,125
Ella S. Neyland(5)	—	—	—	—	—	—	—
Rodney F. Emery(5)	—	—	—	—	—	—	—
	$286,000	$87,375	$—	$—	$—	$2,242	$375,617
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

(4)
On August 8, 2017, each of our three independent directors was granted 2,500 shares of restricted common stock in connection with their re-election to the board of directors pursuant to our independent directors’ compensation plan. The grant date fair value of the stock was $11.65 per share for an aggregate amount of $29,125 for each independent director. Of these shares of restricted common stock granted in 2017, each independent director had 1,875 shares of restricted common stock that remained unvested as of December 31, 2017.

(5)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation to Independent Directors
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an additional $10,000 annual retainer);

•	$3,000 for each in-person board of directors meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
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
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	906,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	906,000
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 20, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	510,504	*
Scot B. Barker	39,552	*
Don B. Saulic	10,000	*
Ned W. Brines	27,456	*
Ella S. Neyland	9,900	*
Kevin J. Keating	4,706	*
Ana Marie del Rio	5,496	*
All officers and directors as a group (seven persons)	607,614	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)
Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, and 488,281 shares owned by Steadfast Income Advisor, LLC, which are each primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2017, involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 9 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2017, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of December 31, 2017, all shares of convertible stock remained outstanding.
Additionally, on June 11, 2014, we entered into a restricted stock agreement with our advisor whereby we issued to our advisor 488,281.25 restricted shares of our common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016.
Our Relationships with our Advisor and our Sponsor
Steadfast Income Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor, our advisor and our dealer manager. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, owns a 25% membership interest in our sponsor. Pursuant to the Third Amended and Restated Operating Agreement of our sponsor, effective as of January 1, 2014, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.

We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring November 15, 2018, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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
The above summary is provided to illustrate the material functions that our advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by our advisor, its affiliates or third parties. The advisor has also entered into a Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, an affiliate of Crossroads Capital Multifamily, whereby Crossroads Capital Advisors provides advisory services to us on behalf of our advisor.
Fees and Expense Reimbursements Paid to our Advisor
Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the acquisition or origination of any type of real property or real estate-related asset, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2017, no acquisition fees were incurred or paid.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of the cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments. For the year ended December 31, 2017, we incurred investment management fees to our advisor of $13,823,000. During the same period, we paid $15,008,001 in investment management fees to our advisor.

•
We pay our advisor a disposition fee in connection with a sale of an investment and in the event of the sale of the entire Company, which we refer to as a “final liquidity event,” in either case when our advisor or its affiliates provides a substantial amount of services as determined by a majority of our independent directors. With respect to a sale of an investment, we pay our advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a final liquidity event, we pay our advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01. Our charter limits the maximum amount of disposition fees payable to our advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to our advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2017, we incurred disposition fees to our advisor of $6,706,200. During the same period, we paid $6,139,575 in disposition fees to our advisor.

•
We pay our advisor a refinancing fee equal to 0.50% of the refinancing amount in connection with the refinancing of certain of our existing mortgage loans. For the year ended December 31, 2017, we incurred refinancing fees to our advisor of $86,675. During the same period, no refinancing fees were paid to our advisor. Additionally, in connection with the refinancing of certain of our existing mortgage loans, we reimbursed $12,930 of deferred financing costs payable to an affiliate of our sponsor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2017, $1,341,997 was reimbursed to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2017, we incurred and paid $3,226 acquisition expenses.

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
At December 31, 2017, our total operating expenses, as defined above, did not exceed the 2%/25% Guidelines.
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 45 of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a certain percentage, which ranges from 2.50% to 3.75%, of each property’s gross revenues (as defined in the respective management agreements) for each month. The property manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the year ended December 31, 2017, we incurred property management fees of $6,278,850 to our property manager. During the same period, we paid property management fees of $6,410,591 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2017, we reimbursed on-site personnel costs of $18,748,974 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses and support, and training services. For the year ended December 31, 2017, we paid other fees of $2,084,804 to our property manager.

Payments to Our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land and Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with the planned renovation for certain of our properties. The construction management fee payable with respect to each property under the construction management agreements ranges from 5.0% to 12.0% of the costs of the improvements for which the construction manager has oversight authority. Generally, each construction management agreement has a term equal to the planned renovation timeline unless either party gives 30 days prior notice of its desire to terminate the construction management agreement. For the year ended December 31, 2017, we incurred construction management fees of $526,866 to our construction manager. During the same period, we paid construction management fees of $536,866 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2017, we reimbursed labor costs of $245,889 to our construction manager.

Other Transactions

•
We deposit amounts with an affiliate of our sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. In addition, we deposit amounts with an affiliate of our sponsor to cover the cost of property insurance across certain of our properties. For the year ended December 31, 2017, we funded $1,322,247 of property insurance to an affiliate of our sponsor. Additionally, for the year ended December 31, 2017, we received $102,147 in proceeds from an affiliate of our sponsor upon filing a major claim.

•
Certain of our subsidiaries and the property manager were named as defendants in two Texas class action lawsuits alleging violations of the Texas Water Code, collectively, the “Actions.” Our subsidiaries and the property manager disputed plaintiffs’ claims in the Actions; however, to avoid the time and expense associated with defending the Actions, our subsidiaries and other affiliated Steadfast entities, collectively, the “Steadfast Parties,” entered into Settlement Agreements with the plaintiffs that provided for a settlement payment to the class members and a release of claims by plaintiffs and class members against the Steadfast Parties. In connection with the Settlement Agreements, on April 17, 2017, the Steadfast Parties entered into a contribution, settlement and release agreement whereby all agreed to an allocation of all costs related to the actions and their settlements and a release of all claims a Steadfast Party may have against any other Steadfast Party. Our proportionate share of the settlements was $378,405, which consisted of funds used to pay a portion of (1) the settlement payments to the plaintiffs and class members in the actions and (2) legal costs, less insurance proceeds. During the year ended December 31, 2017, we had recorded $350,851 as reimbursement for funds spent by us in excess of its proportionate share, all of which was collected from other Steadfast Parties as of December 31, 2017.

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
Independent Registered Public Accounting Firm
During the years ended December 31, 2017 and 2016, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2017 and 2016 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit fees	$433,870	$399,315
Audit-related fees	91,067	—
Tax fees	203,487	132,320
All other fees	665	998
Total	$729,089	$532,633
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
The following financial statement schedule is included herein at page F-44 of this report:
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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.8
Amendment No. 3 to the Amended and Restated Advisory Agreement, dated as of March 13, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 25, 2013)

10.9
Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of May 14, 2013, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed May 17, 2013)

10.10
Amendment No. 5 to the Amended and Restated Advisory Agreement, dated as of March 12, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2014)

10.11
Amendment No. 6 to the Amended and Restated Advisory Agreement, dated as of June 11, 2014, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 13, 2014)

10.12
Amendment No. 7 to the Amended and Restated Advisory Agreement, dated as of April 13, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 15, 2015)

10.13
Amendment No. 8 to the Amended and Restated Advisory Agreement, dated as of November 10, 2015, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.14
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Heights, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 5, 2016)

10.15	Multifamily Note, made as of June 29, 2016, by SIR Heights, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 5, 2016)
10.16
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Heights, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 5, 2016)

10.17
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

10.19
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Huffmeister Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 5, 2016)

10.20
Multifamily Note, made as of June 29, 2016, by SIR Huffmeister Villas, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 5, 2016)

10.21
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Huffmeister Villas, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 5, 2016)

10.22
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 5, 2016)

10.23
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Huffmeister Villas, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 5, 2016)

10.24
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Kingwood Villas, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 5, 2016)

10.25
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

10.27
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed July 5, 2016)

10.28
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Kingwood Villas, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed July 5, 2016)

10.29
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Waterford Riata, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed July 5, 2016)

10.30
Multifamily Note, made as of June 29, 2016, by SIR Waterford Riata, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed July 5, 2016)

10.31
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Waterford Riata, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed July 5, 2016)

10.32
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed July 5, 2016)

10.33
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Waterford Riata, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed July 5, 2016)

10.34
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Mansfield Landing, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed July 5, 2016)

10.35
Multifamily Note, made as of June 29, 2016, by SIR Mansfield Landing, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed July 5, 2016)

10.36
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Mansfield Landing, LLC to Gary S. Farmer for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed July 5, 2016)

10.37
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed July 5, 2016)

10.38
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Mansfield Landing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed July 5, 2016)

10.39
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between Brice Grove Apartments, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed July 5, 2016)

10.40
Multifamily Note, made as of June 29, 2016, by Brice Grove Apartments, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed July 5, 2016)

10.41
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 29, 2016, by Brice Grove Apartments, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed July 5, 2016)

10.42
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed July 5, 2016)

10.43
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among Brice Grove Apartments, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed July 5, 2016)

10.44
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Grayson Ridge, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 8-K filed July 5, 2016)

10.45
Multifamily Note, made as of June 29, 2016, by SIR Grayson Ridge, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 8-K filed July 5, 2016)

10.46
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 29, 2016, by SIR Grayson Ridge, LLC to Melissa A. Johnson for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 8-K filed July 5, 2016)

10.47
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 8-K filed July 5, 2016)

10.48
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Grayson Ridge, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 8-K filed July 5, 2016)

10.49
Multifamily Loan and Security Agreement, made as of June 29, 2016, by and between SIR Mallard Crossing, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 8-K filed July 5, 2016)

10.50
Multifamily Note, made as of June 29, 2016, by SIR Mallard Crossing, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 8-K filed July 5, 2016)

10.51
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 29, 2016, by SIR Mallard Crossing, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 8-K filed July 5, 2016)

10.52
Guaranty, dated as of June 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 8-K filed July 5, 2016)

10.53
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 29, 2016, by and among SIR Mallard Crossing, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 8-K filed July 5, 2016)

10.54
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Mapleshade, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 8-K filed July 5, 2016)

10.55	Multifamily Note, made as of June 30, 2016, by SIR Mapleshade, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 8-K filed July 5, 2016)

10.56
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of June 30, 2016, by SIR Mapleshade, LLC to Melissa A. Johnson for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 8-K filed July 5, 2016)

10.57
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 8-K filed July 5, 2016)

10.58
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Mapleshade, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 8-K filed July 5, 2016)

10.59
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Tapestry Park, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 8-K filed July 5, 2016)

10.60
Multifamily Note, made as of June 30, 2016, by SIR Tapestry Park, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 8-K filed July 5, 2016)

10.61
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Tapestry Park, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 8-K filed July 5, 2016)

10.62
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 8-K filed July 5, 2016)

10.63
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Tapestry Park, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 8-K filed July 5, 2016)

10.64
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Park Shore, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 8-K filed July 5, 2016)

10.65	Multifamily Note, made as of June 30, 2016, by SIR Park Shore, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 8-K filed July 5, 2016)
10.66
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Park Shore, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 8-K filed July 5, 2016)

10.67
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 8-K filed July 5, 2016)

10.68
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Park Shore, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.55 to the Registrant’s Form 8-K filed July 5, 2016)

10.69
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Carol Stream, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 8-K filed July 5, 2016)

10.70
Multifamily Note, made as of June 30, 2016, by SIR Carol Stream, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 8-K filed July 5, 2016)

10.71
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Carol Stream, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 8-K filed July 5, 2016)

10.72
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 8-K filed July 5, 2016)

10.73
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Carol Stream, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 8-K filed July 5, 2016)

10.74
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Cantare, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 8-K filed July 5, 2016)

10.75	Multifamily Note, made as of June 30, 2016, by SIR Cantare, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 8-K filed July 5, 2016)
10.76
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing), dated as of June 30, 2016, by SIR Cantare, LLC to Joseph B. Pitts, Jr. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 8-K filed July 5, 2016)

10.77
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 8-K filed July 5, 2016)

10.78
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Cantare, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 8-K filed July 5, 2016)

10.79
Multifamily Loan and Security Agreement, made as of June 30, 2016, by and between SIR Stuart Hall, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 8-K filed July 5, 2016)

10.80	Multifamily Note, made as of June 30, 2016, by SIR Stuart Hall, LLC, in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 8-K filed July 5, 2016)
10.81
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of June 30, 2016, by SIR Stuart Hall, LLC to Steven M. Leigh for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 8-K filed July 5, 2016)

10.82
Guaranty, dated as of June 30, 2016, by Steadfast Income REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 8-K filed July 5, 2016)

10.83
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Stuart Hall, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 8-K filed July 5, 2016)

10.84
Assignment of Management Agreement and Subordination of Management Fees, dated as of June 30, 2016, by and among SIR Stuart Hall, LLC, Berkeley Point Capital LLC and Embassy Properties, Inc. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 8-K filed July 5, 2016)

10.85
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Ashley Oaks, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 3, 2016)

10.86
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Ashley Oaks, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed August 3, 2016)

10.87
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Ashley Oaks, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed August 3, 2016)

10.88
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Buda Ranch, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed August 3, 2016)

10.89
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Buda Ranch, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed August 3, 2016)

10.90
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Buda Ranch, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed August 3, 2016)

10.91
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Deer Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed August 3, 2016)

10.92
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of July 29, 2016, by and between SIR Deer Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed August 3, 2016)

10.93
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Deer Valley, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed August 3, 2016)

10.94
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed August 3, 2016)

10.95
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Park, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed August 3, 2016)

10.96
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed August 3, 2016)

10.97
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed August 3, 2016)

10.98
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Place, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed August 3, 2016)

10.99
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed August 3, 2016)

10.100
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Carrington Champion, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed August 3, 2016)

10.101
Multifamily Deed Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Carrington Champion, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed August 3, 2016)

10.102
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Carrington Champion, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed August 3, 2016)

10.103
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Audubon Park, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed August 3, 2016)

10.104
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing), dated as of July 29, 2016, by SIR Audubon Park, LLC to Joseph B. Pitt, Jr. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed August 3, 2016)

10.105
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Audubon Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed August 3, 2016)

10.106
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed August 3, 2016)

10.107
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed August 3, 2016)

10.108
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Oak Crossing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed August 3, 2016)

10.109
Multifamily Loan and Security Agreement, made as of July 29, 2016, by and between SIR Steiner Ranch Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed August 3, 2016)

10.110
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of July 29, 2016, by SIR Steiner Ranch Apartments, LLC to Ann Johnson for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed August 3, 2016)

10.111
Assignment of Management Agreement and Subordination of Management Fees, dated as of July 29, 2016, by and among SIR Steiner Ranch Apartments, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed August 3, 2016)

10.112
Credit Agreement, dated July 29, 2016, by and between SIR Ashley Oaks, LLC, SIR Buda Ranch, LLC, SIR Deer Valley, LLC, SIR Carrington Park, LLC, SIR Carrington Place, LLC, SIR Carrington Champion, SIR Audubon Park, LLC, SIR Oak Crossing, LLC, SIR Steiner Ranch Apartments, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed August 3, 2016)

10.113
Multifamily Note, made as of July 29, 2016, by SIR Ashley Oaks, LLC, SIR Audubon Park, LLC, SIR Carrington Champion, LLC, SIR Carrington Park, LLC, SIR Carrington Place, LLC, SIR Deer Valley, LLC, SIR Steiner Ranch Apartments, LLC, SIR Oak Crossing, LLC and SIR Buda Ranch, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed August 3, 2016)

10.114
Guaranty, dated as of July 29, 2016, by Steadfast Income REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed August 3, 2016)

10.115
Amendment No. 9 to the Amended and Restated Advisory Agreement, dated as of November 8, 2016, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 14, 2016)

10.116
Contribution Agreement, dated as of November 10, 2017, by and among, Steadfast Income REIT, Inc., BREIT Steadfast MF JV LP, BREIT Steadfast MF Parent LLC and BREIT Steadfast MF GP LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2017)

10.117
Amendment No. 10 to the Amended and Restated Advisory Agreement, dated as of November 7, 2017, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 13, 2017)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Irvine, California
March 29, 2018

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Assets:
Real Estate:
Land	$115,023,911	$114,972,911
Building and improvements	972,272,325	962,926,584
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,089,940,499	1,080,543,758
Less accumulated depreciation and amortization	(193,075,058)	(147,507,076)
Total real estate held for investment, net	896,865,441	933,036,682
Real estate held for sale, net	129,849,889	528,498,193
Total real estate, net	1,026,715,330	1,461,534,875
Cash and cash equivalents	171,228,485	66,224,027
Restricted cash	31,442,700	15,466,891
Short-term investments	—	30,084,750
Investment in unconsolidated joint venture	8,133,156	—
Rents and other receivables	2,737,800	2,750,520
Assets related to real estate held for sale	2,424,823	12,086,960
Other assets	3,258,584	4,786,762
Total assets	$1,245,940,878	$1,592,934,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$29,617,317	$30,417,436
Notes payable:
Mortgage notes payable, net	683,326,105	683,977,182
Credit facility, net	90,222,098	88,578,626
Notes payable related to real estate held for sale, net	102,237,735	445,160,472
Total notes payable, net	875,785,938	1,217,716,280
Distributions payable	4,595,301	4,625,355
Due to affiliates	1,967,129	2,787,566
Liabilities related to real estate held for sale	3,327,420	16,959,905
Total liabilities	915,293,105	1,272,506,542
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 75,479,409 and 76,202,862 shares issued and outstanding at December 31, 2017 and 2016, respectively	754,794	762,029
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2017 and 2016, respectively	10	10
Additional paid-in capital	664,110,915	672,018,194
Cumulative distributions and net losses	(334,217,946)	(352,351,990)
Total stockholders’ equity	330,647,773	320,428,243
Total liabilities and stockholders’ equity	$1,245,940,878	$1,592,934,785
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016	2015
Revenues:
Rental income	$188,019,112	$192,088,348	$186,264,470
Tenant reimbursements and other	24,950,128	26,149,184	23,126,188
Total revenues	212,969,240	218,237,532	209,390,658
Expenses:
Operating, maintenance and management	58,347,903	57,832,187	53,915,306
Real estate taxes and insurance	35,114,937	36,507,827	35,825,445
Fees to affiliates	21,960,145	25,440,718	21,927,913
Depreciation and amortization	67,755,152	69,513,484	65,640,196
Interest expense	44,114,130	40,551,427	39,149,018
Loss on debt extinguishment	2,380,051	4,932,369	—
General and administrative expenses	6,732,330	9,039,171	5,949,993
Acquisition costs	—	—	7,145
Total expenses	236,404,648	243,817,183	222,415,016
Loss before other income (expense)	(23,435,408)	(25,579,651)	(13,024,358)
Other income (expense):
Equity in loss of unconsolidated joint venture	(663,896)	—	—
Gain on sales of real estate, net	96,573,171	—	—
Total other income (loss)	95,909,275	—	—
Net income (loss)	$72,473,867	$(25,579,651)	$(13,024,358)
Income (loss) per common share — basic and diluted	$0.96	$(0.34)	$(0.18)
Weighted average number of common shares outstanding — basic	75,794,705	76,195,083	76,335,114
Weighted average number of common shares outstanding — diluted	75,807,710	76,195,083	76,335,114
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	76,858,483	$768,585	1,000	$10	$680,138,132	$(203,843,497)	$477,063,230
Issuance of common stock	14,008	140	—	—	(62)	—	78
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(197,989)	(1,980)	—	—	(1,998,020)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(55,076,217)	(55,076,217)
Amortization of stock-based compensation	—	—	—	—	184,350	—	184,350
Change in value of restricted common stock to Advisor	—	—	—	—	300,440	—	300,440
Net loss for the year ended December 31, 2015	—	—	—	—	—	(13,024,358)	(13,024,358)
BALANCE, December 31, 2015	76,674,502	766,745	1,000	10	677,624,840	(271,944,072)	406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Redemption of common stock	(479,140)	(4,791)	—	—	(4,995,209)	—	(5,000,000)
Distributions declared	—	—	—	—	—	(54,828,267)	(54,828,267)
Amortization of stock-based compensation	—	—	—	—	76,285	—	76,285
Change in value of restricted common stock to Advisor	—	—	—	—	312,353	—	312,353
Net loss for the year ended December 31, 2016	—	—	—	—	—	(25,579,651)	(25,579,651)
BALANCE, December 31, 2016	76,202,862	762,029	1,000	10	672,018,194	(352,351,990)	320,428,243
Issuance of common stock	7,500	75	—	—	(75)	—	—
Redemption of common stock	(730,953)	(7,310)	—	—	(7,992,690)	—	(8,000,000)
Distributions declared	—	—	—	—	—	(54,339,823)	(54,339,823)
Amortization of stock-based compensation	—	—	—	—	85,486	—	85,486
Net income for the year ended December 31, 2017	—	—	—	—	—	72,473,867	72,473,867
BALANCE, December 31, 2017	75,479,409	$754,794	1,000	$10	$664,110,915	$(334,217,946)	$330,647,773
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$72,473,867	$(25,579,651)	$(13,024,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,755,152	69,513,484	65,640,196
Amortization of deferred financing costs	1,839,952	1,723,186	1,479,710
Amortization of stock-based compensation	85,486	76,285	184,350
Change in value of restricted common stock to Advisor	—	312,353	300,440
Amortization of loan premiums and discounts	(1,129,960)	(1,243,385)	(1,234,793)
Change in fair value of interest rate cap agreements	604,545	(61,698)	2,032,746
Loss on debt extinguishment	2,380,051	4,932,369	—
Gain on sales of real estate	(96,573,171)	—	—
Insurance claim recoveries	(352,497)	(993,527)	—
Loss on disposal of buildings and improvements	147,085	892,396	—
Unrealized gain on short-term investments	(278,883)	(84,750)	—
Equity in loss of unconsolidated joint venture	663,896	—	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	3,314,163	(481,918)	(2,822,331)
Rents and other receivables	(333,347)	(8,509)	(749,701)
Other assets	960,983	(250,396)	326,182
Accounts payable and accrued liabilities	(3,106,834)	5,246,172	(209,027)
Due to affiliates	(1,372,025)	267,009	(499,327)
Net cash provided by operating activities	47,078,463	54,259,420	51,424,087
Cash Flows from Investing Activities:
Short-term investments	30,363,633	(30,000,000)	—
Cash contribution to unconsolidated joint venture	(3,854,197)	—	—
Additions to real estate investments	(16,401,961)	(28,268,601)	(29,908,727)
Restricted cash for investing activities	(128,195)	628,878	600,459
Purchase of interest rate cap agreements	(37,350)	(259,000)	(351,950)
Proceeds from sales of real estate, net	115,418,937	—	—
Proceeds from insurance claims	352,497	993,527	—
Net cash provided by (used in) investing activities	125,713,364	(56,905,196)	(29,660,218)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	17,638,751	428,196,350	110,986,313
Principal payments on mortgage notes payable	(22,745,424)	(557,964,896)	(58,058,174)
Borrowings from credit facilities	—	251,124,750	6,000,000
Principal payments on credit facilities	—	(16,000,000)	(20,000,000)
Payment of deferred financing costs	(310,819)	(5,489,473)	(1,057,405)
Payment of debt extinguishment costs	—	(3,202,337)	—
Distributions to common stockholders	(54,369,877)	(54,871,173)	(55,087,333)
Redemptions of common stock	(8,000,000)	(5,000,000)	(2,000,000)
Net cash (used in) provided by financing activities	(67,787,369)	36,793,221	(19,216,599)
Net increase in cash and cash equivalents	105,004,458	34,147,445	2,547,270
Cash and cash equivalents, beginning of year	66,224,027	32,076,582	29,529,312
Cash and cash equivalents, end of year	$171,228,485	$66,224,027	$32,076,582

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the year ended December 31,
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized of $0, $80,166 and $153,920 for the years ended December 31, 2017, 2016 and 2015, respectively	$43,477,719	$39,622,084	$36,734,805
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(30,054)	$(42,906)	$(11,194)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$—	$78
Increase in redeemable common stock payable	$—	$1,000,000	$1,000,000
Non-cash contribution to unconsolidated joint venture	$(3,281,298)	$—	$—
Assets and liabilities deconsolidated in connection with property sales:
Real estate, net	$(382,696,431)	$—	$—
Notes payable, net	$337,214,942	$—	$—
Restricted cash	$(7,699,698)	$—	$—
Rents and other receivables	$(346,067)	$—	$—
Accounts payable and accrued liabilities	$11,330,808	$—	$—
Increase in accounts payable and accrued liabilities from additions to investment in unconsolidated joint venture	$398,817	$—	$—
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(607,801)	$378,711	$433,557
(Decrease) increase in due to affiliates from additions to real estate investments	$(15,037)	$(161,652)	$142,046

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of December 31, 2017, the Company owned 48 multifamily properties comprising a total of 12,156 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties and a 10% interest in one unconsolidated joint venture that owned 12 multifamily properties comprised of a total of 3,301 apartment homes.
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
The business of the Company is externally managed by the Advisor pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. Effective December 27, 2017, the

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Dealer Manager changed its name from “Steadfast Capital Markets Group, LLC” to “Stira Capital Markets Group, LLC.” The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
DECEMBER 31, 2017

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
Prior to the Company’s adoption of ASU 2017-01 (as later defined) in January 2017, the Company recorded the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination were measured at their acquisition-date fair values. Acquisition costs were expensed as incurred. Upon adoption of ASU 2017-01, the Company records the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in the asset acquisition are measured at their acquisition date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
DECEMBER 31, 2017

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
Impairment of Real Estate Assets
The Company accounts for its real estate assets in accordance with ASC 360—Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2017, 2016 and 2015.
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which it may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Cost Method
The Company accounts for investments in unconsolidated joint venture entities in which it does not have the ability to exercise significant influence and has virtually no influence over partnership operating and financial policies using the cost method of accounting. Under the cost method, income distributions from the partnership are recognized in other income. Distributions that exceed the Company’s share of earnings are applied to reduce the carrying value of its investment and any capital contributions will increase the carrying value of its investment. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that would indicate a significant adverse effect on the fair value of the investment.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2017 and 2016, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code (“1031 Exchange”). As of December 31, 2017 and 2016, the Company had a restricted cash balance of $31,442,700 and $15,466,891, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders, in addition to $17,197,810 and $0 of cash proceeds from property sales that are being held by qualified intermediaries for purposes of facilitating a 1031 Exchange as of December 31, 2017 and 2016, respectively.
Short-term Investments
Short-term investments consist of any highly-liquid securities that have an original maturity of less than one year but greater than three months at the time of purchase. As of December 31, 2016, short-term investments consisted of $30,000,000 held in a certificate of deposit and is included in short-term investments on the accompanying consolidated balance sheets. The certificate of deposit originally matured on March 28, 2017; however, upon maturity, the balance was rolled into a new six-month certificate of deposit. The new certificate of deposit matured on September 26, 2017, and was not renewed. As of December 31, 2017, there were no short-term investments. The short-term investment was classified as held-to-maturity and was recorded at the amortized cost on the accompanying consolidated balance sheets. During the years ended December 31,

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

2017 and December 31, 2016, $278,883 and $84,750 was included in tenant reimbursements and other on the accompanying consolidated statements of operations.
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
As of December 31, 2017, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
DECEMBER 31, 2017

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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$51,646	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$618,841	$—
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2017 and 2016, the fair value of the notes payable was $878,004,294 and $1,197,015,105, respectively, compared to the carrying value of $875,785,938 and $1,217,716,280, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
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
Distribution Policy
The Company has elected to be taxed, and currently qualifies as, a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the year ended December 31, 2017, and the three months ended March 31, 2016. Distributions were based on daily record dates and calculated at a rate of $0.001958 per share per day during the nine months ended December 31, 2016. Each day during the period from January 1, 2017 through December 31, 2017 was a distribution record date.
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
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2017, the Company recorded operating expenses of $4,666,862, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $87,220 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2017.
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2010. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017 and 2016, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforward related to the Company. The Company has not been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2017 and 2016. As of December 31, 2017, the Company’s tax returns for calendar years 2016, 2015 and 2014 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic earnings (loss) per share attributable to common stockholders for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which resulted in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company has selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. Based on its assessment, the Company identified limited sources of revenues from non-lease components. Based on its assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because these sources of revenue are immaterial to the consolidated financial statements. The Company also does not expect a material impact

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”) amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is evaluating the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of ASU 2016-02 and plans to adopt ASU 2016-02 on January 1, 2019.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption in 2016, the Company reclassified payments for debt extinguishment costs of $0, $3,202,337 and $0 from cash flows from operating activities to cash flows from financing activities as of December 31, 2017, 2016 and 2015, respectively.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this guidance January 1, 2018 and will begin presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption of this new guidance during the year ended December 31, 2017, the Company did not experience a material impact.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company will adopt this new guidance on January 1, 2018, and expects there to be an impact on the gain recognized related to the sale of the Second Closing Properties (as defined in Note 3). The sale of the Second Closing Properties is considered a partial sale and the Company no longer controls the Second Closing Properties after the sale. The retained noncontrolling interest is required to be recognized at fair value and a full gain on sale is required to be recognized under the new guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt this guidance January 1, 2018 and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.

3.	Real Estate
As of December 31, 2017, the Company owned 48 multifamily properties, encompassing in the aggregate 12,156 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of the Company’s real estate portfolio, including development and construction costs for apartment homes constructed by the Company, was $1,208,240,189. As of December 31, 2017 and 2016, the Company’s portfolio was approximately 93.8% and 93.5% occupied and the average monthly rent was $1,037 and $1,026, respectively.
As of December 31, 2017 and 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2017
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$115,023,911	$972,272,325	$2,644,263	$1,089,940,499	$158,356,486
Less: Accumulated depreciation and amortization	—	(192,375,859)	(699,199)	(193,075,058)	(28,506,597)
Net investments in real estate and related lease intangibles	$115,023,911	$779,896,466	$1,945,064	$896,865,441	$129,849,889

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

	December 31, 2016
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$114,972,911	$962,926,584	$2,644,263	$1,080,543,758	$613,735,200
Less: Accumulated depreciation and amortization	—	(146,961,045)	(546,031)	(147,507,076)	(85,237,007)
Net investments in real estate and related lease intangibles	$114,972,911	$815,965,539	$2,098,232	$933,036,682	$528,498,193
Depreciation and amortization expenses were $67,755,152, $69,513,484 and $65,640,196 for the years ended December 31, 2017, 2016 and 2015, respectively.
Depreciation of the Company’s buildings and improvements was $67,601,984, $69,360,316 and $65,271,243 for the years ended December 31, 2017, 2016 and 2015, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0, $0 and $215,786 for the years ended December 31, 2017, 2016 and 2015, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2016, all tenant origination and absorption costs were fully amortized and written off.
Amortization of the Company’s other intangible assets was $153,168, $153,168 and $153,167 for the years ended December 31, 2017, 2016 and 2015, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The future amortization of the Company’s acquired other intangible assets as of December 31, 2017 and thereafter is as follows:

2018	$153,168
2019	153,168
2020	153,168
2021	153,168
2022	153,168
Thereafter	1,179,224
$1,945,064
Operating Leases
As of December 31, 2017, the Company’s real estate portfolio comprised 12,156 residential apartment homes and was 95.4% leased by a diverse group of residents. For the years ended December 31, 2017 and 2016, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 1.41 to 7.25 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,339,602 and $5,047,792 as of December 31, 2017 and 2016, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2017 and thereafter is as follows:

2018	$259,143
2019	180,858
2020	74,313
2021	76,535
2022	76,535
Thereafter	185,501
$852,885
As of December 31, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, the Company, BREIT Steadfast MF JV LP (the “Joint Venture”), BREIT Steadfast MF Parent LLC (“BREIT LP”) and BREIT Steadfast MF GP LLC (“BREIT GP”, and together with BREIT LP, “BREIT”), executed a Contribution Agreement (the “Contribution Agreement”) whereby the Company agreed to contribute a portfolio of 20 properties owned by the Company to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture (the “Transaction”). BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, a newly formed wholly-owned subsidiary of the Company, holds the Company’s 10% interest in the Joint Venture.
The 20 properties contributed by the Company to the Joint Venture consist of properties located in Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky (the “LANDS Portfolio”). On November 15, 2017 (the “First Closing Date”), the Company, through certain indirect wholly-owned subsidiaries, contributed 12 apartment communities (the “First Closing Properties”) to indirect, wholly-owned subsidiaries of the Joint Venture. On January 31, 2018 (the “Second Closing Date”), the Company, through certain indirect wholly-owned subsidiaries, contributed eight apartment communities (the “Second Closing Properties”) to indirect, wholly-owned subsidiaries of the Joint Venture. For additional information on the Transaction, see “Note 4 (Investment in Unconsolidated Joint Venture).”

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The table below sets out the properties contributed to the Joint Venture in the Transaction:

Property	Units	Metro
First Closing Properties:
Ashley Oaks	462	San Antonio
Audubon Park	256	Nashville
Belmont	260	Dallas
Cantare at Indian Lake Village	206	Nashville
Cooper Creek	123	Louisville
Grayson Ridge	240	Dallas
Landing at Mansfield	336	Dallas
Meritage at Steiner Ranch	502	Austin
Montelena	232	Austin
Richland Falls	276	Nashville
Rosemont at Olmos Park	144	San Antonio
Trails at Buda Ranch	264	Austin
	3,301
Second Closing Properties:
Arbors of Carrollton	131	Dallas
Hills at Fair Oaks	288	San Antonio
Keystone Farms	90	Nashville
Renaissance St. Andrews	216	Louisville
Renaissance St. Andrews Condominiums	30	Louisville
Springmarc Apartments	240	Austin
Valley Farms(1)	160	Louisville
Valley Farms North	128	Louisville
	1,283
	4,584
_______________
(1) Includes SIR Valley Farms Clubhouse, LLC.
Between August 24, 2011 and May 16, 2014, the Company, through indirect wholly owned subsidiaries, acquired the First Closing Properties, containing 3,301 apartment homes in the aggregate. The aggregate purchase price of the First Closing Properties was $318,576,792, plus closing costs. On November 15, 2017, the Company sold a 90% interest in the First Closing Properties for $335,430,000, resulting in a gain of $76,135,530, which includes reductions to the net book value of the properties due to historical depreciation and amortization expense. The purchaser of the First Closing Properties was the Joint Venture.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

2017 Property Dispositions
Park Place Condominiums
On December 22, 2010, the Company, through an indirect wholly owned subsidiary, acquired Park Place Condominiums, a multifamily property located in Des Moines, Iowa, containing 151 apartment homes. The purchase price of the Park Place Condominiums was $8,323,400, plus closing costs. On September 29, 2017, the Company sold the Park Place Condominiums for $10,325,000, resulting in a gain of $3,455,608, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Park Place Condominiums was not affiliated with the Company or the Advisor.
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
Renaissance at Carol Stream
On December 31, 2013, the Company, through an indirect wholly owned subsidiary, acquired Renaissance at Carol Stream, a multifamily property located in Carol Stream, Illinois, containing 293 apartment homes. The purchase price of Renaissance at Carol Stream was $29,150,000, plus closing costs. On October 30, 2017, the Company sold Renaissance at Carol Stream for $33,900,000, resulting in a gain of $6,688,979, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Renaissance at Carol Stream was not affiliated with the Company or the Advisor.
Deer Valley Apartments
On April 30, 2013, the Company, through an indirect wholly owned subsidiary, acquired Deer Valley Apartments, a multifamily property located in Lake Bluff, Illinois, containing 224 apartment homes. The purchase price of the Deer Valley Apartments was $28,600,000, plus closing costs. On December 13, 2017, the Company sold the Deer Valley Apartments for $31,075,000, resulting in a gain of $5,502,148, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Deer Valley Apartments was not affiliated with the Company or the Advisor.
Park Shore Apartments
On September 12, 2014, the Company, through an indirect wholly owned subsidiary, acquired Park Shore Apartments, a multifamily property located in St. Charles, Illinois, containing 160 apartment homes. The purchase price of the Park Shore Apartments was $18,350,000, plus closing costs. On December 15, 2017, the Company sold the Park Shore Apartments for $20,100,000, resulting in a gain of $2,863,667, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Park Shore Apartments was not affiliated with the Company or the Advisor.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The results of operations for the years ended December 31, 2017, 2016 and 2015, for the disposed properties, including the properties contributed to the Joint Venture, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$46,450,562	$51,585,026	$49,329,436
Tenant reimbursements and other	6,383,148	7,090,653	6,330,963
Total revenues	52,833,710	58,675,679	55,660,399
Expenses:
Operating, maintenance and management	15,863,468	16,579,083	15,338,184
Real estate taxes and insurance	10,162,131	10,634,970	11,065,115
Fees to affiliates	2,087,374	2,260,569	2,171,583
Depreciation and amortization	16,659,338	19,022,464	17,830,725
Interest expense	10,406,061	9,372,856	8,230,556
Loss on debt extinguishment	2,387,552	1,495,312	—
General and administrative expenses	561,437	1,175,433	337,469
Total expenses	$58,127,361	$60,540,687	$54,973,632
Real Estate Held for Sale
The Moorings Apartments
As of December 31, 2017, The Moorings Apartments, a multifamily property located in Roselle, Illinois, met all the criteria to be classified as held for sale. The Moorings Apartments was sold on January 5, 2018. See Note 14. The real estate, other assets, mortgage notes and other liabilities related to The Moorings Apartments are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
Arrowhead Apartment Homes
As of December 31, 2017, Arrowhead Apartment Homes, a multifamily property located in Palatine, Illinois, met all the criteria to be classified as held for sale. Arrowhead Apartment Homes was sold on January 31, 2018. See Note 14. The real estate, other assets, mortgage notes and other liabilities related to Arrowhead Apartment Homes are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
Second Closing Properties
As of December 31, 2017, the Second Closing Properties, eight multifamily properties located in the Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky markets met all the criteria to be classified as held for sale. The Second Closing Properties were sold on January 31, 2018. The real estate, other assets, mortgage notes and other liabilities related to the Second Closing Properties are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
The results of operations from The Moorings Apartments, Arrowhead Apartment Homes and the Second Closing Properties for the years ended December 31, 2017, 2016 and 2015, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$21,889,939	$21,257,326	$19,748,536
Expenses	19,926,810	20,705,376	19,322,136
Total Income	$1,963,129	$551,950	$426,400

4.	Investment in Unconsolidated Joint Venture
On November 10, 2017, the Company, the Joint Venture, BREIT LP and BREIT GP executed the Contribution Agreement whereby the Company agreed to contribute a portfolio of 20 properties owned by the Company to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture. BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, a newly formed wholly-owned subsidiary of the Company, holds the Company’s 10% interest in the Joint Venture.
The Company exercises significant influence, but does not control the Joint Venture. Accordingly, as of the First Closing Date, the Company deconsolidated the First Closing Properties and has accounted for its investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of December 31, 2017, the book value of the Company’s investment in the Joint Venture was $8,133,156, which includes $5,515,754 of outside basis difference. During the year ended December 31, 2017, $106,519 of amortization of this basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. During the year ended December 31, 2017, the Company did not receive any distributions related to its investment in the Joint Venture.
Summarized financial information for the Joint Venture is:

December 31, 2017
Assets:
Real estate assets, net	$374,277,205
Other assets	15,328,440
Total assets	$389,605,645
Liabilities and equity:
Notes payable, net	$264,558,057
Other liabilities	11,525,292
Company’s capital	11,352,230
Other partner’s capital	102,170,066
Total liabilities and equity	$389,605,645

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

For the Period from November 15, 2017 to December 31, 2017
Revenues	$5,756,455
Expenses	11,330,228
Net loss	$(5,573,773)

Company’s proportional net loss	$(557,377)
Amortization of outside basis	(106,519)
Equity in loss of unconsolidated joint venture	$(663,896)

5.	Other Assets
As of December 31, 2017 and 2016, other assets consisted of:

	December 31,
	2017	2016
Prepaid expenses	$2,132,212	$3,041,353
Interest rate cap agreements (Note 12)	51,646	618,841
Deposits	1,074,726	1,126,568
Other assets	$3,258,584	$4,786,762

6.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2017 and 2016:

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	32	4/1/2018 - 10/1/2056	3.19%	5.75%	3.89%	$416,673,854
Mortgage notes payable - variable(1)	14	10/1/2018 - 1/1/2026	1-Mo LIBOR + 2.02%	1-Mo LIBOR + 2.50%	3.86%	372,481,000
Total mortgage notes payable, gross	46				3.87%	789,154,854
Premium, net(2)						673,653
Deferred financing costs, net(3)						(4,264,667)
Total mortgage notes payable, net						$785,563,840

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	37	10/1/2017 - 10/1/2056	3.19%	5.94%	4.06%	$471,344,145
Mortgage notes payable - variable(1)	21	8/31/2017 - 1/1/2026	1-Mo LIBOR + 1.65%	1-Mo LIBOR + 2.65%	3.05%	517,885,675
Total mortgage notes payable, gross	58				3.52%	989,229,820
Premium/discount, net(2)						2,208,619
Deferred financing costs, net(3)						(6,358,285)
Total mortgage notes payable, net						$985,080,154
_______________

(1)	See Note 12 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)
The following table summarizes the debt premiums as of December 31, 2017, including the unamortized portion included in the principal balance as well as amounts amortized as an offset to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium as of December 31, 2017	Amortization of Net Debt Premium During the Years Ended December 31,
	2017	2016	2015
$673,653	$1,129,960	$1,243,385	$1,234,793

(3)	The following table summarizes the deferred financing costs, net related to mortgage notes payable as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred financing costs	$8,215,716	$10,104,244
Less: accumulated amortization	(3,951,049)	(3,745,959)
Deferred financing costs, net	$4,264,667	$6,358,285
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
DECEMBER 31, 2017

notes for an aggregate principal amount of $63,620,600 (together with the June Refinancing Transactions, the “Refinancing Transactions”).
In the June Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (“CME”), as evidenced by a multifamily note. Pursuant to the CME, the applicable Lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement provides for a term loan with a maturity date of July 1, 2023, unless the maturity date is accelerated in accordance with the terms of the loan. Each loan accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.31%. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each Loan Agreement. Monthly payments are due and payable on the first day of each month, commencing August 1, 2016.
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
No amounts were outstanding under the revolving credit facility as of December 31, 2017 or December 31, 2016. The amended and restated revolving credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, the Company repaid all outstanding amounts due and terminated the amended and restated revolving credit facility.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into the Credit Agreement and a multifamily note with PNC Bank (the Credit Agreement, multifamily note, loan and security agreements, mortgages and guaranty, collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the properties set out in the table below (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the nine wholly-owned subsidiaries of the Company in favor of PNC Bank.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

As of December 31, 2017 and 2016, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

	Amount of Advance as of December 31,
Collateralized Property(1)	2017	2016
Ashley Oaks Apartment Homes(2)	$—	$24,867,500
Trails at Buda Ranch(2)	—	21,025,000
Deer Valley Apartments(2)	—	22,982,500
Carrington Park at Huffmeister	20,430,500	20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Audubon Park Apartments(2)	—	16,602,500
Oak Crossing	17,980,000	17,980,000
Meritage at Steiner Ranch(2)	—	58,580,000
	91,067,250	235,124,750
Deferred financing costs, net on credit facility(3)	(845,152)	(2,488,624)
Credit facility, net	$90,222,098	$232,636,126
___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	The outstanding amount was repaid in full in conjunction with such property’s disposition during the year ended December 31, 2017.

(3)	Accumulated amortization related to deferred financing costs for the credit facility as of December 31, 2017 and December 31, 2016, was $390,241 and $433,522, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2017:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$880,222,104	$61,059,734	$100,037,883	$71,298,949	$123,518,437	$34,615,399	$489,691,702
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2017 and 2016, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2017, 2016 and 2015, the Company incurred interest of $44,114,130, $40,631,593 and $39,302,938, respectively. Interest expense for the years ended December 31, 2017, 2016 and 2015, includes amortization of deferred financing costs of $1,839,952, $1,723,186 and $1,553,718, amortization of loan premiums and discounts of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

$1,129,960, $1,243,385 and $1,234,793, net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $604,545, $(61,698) and $2,032,746, and capitalized interest of $0, $80,166 and $153,920, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
Interest expense of $2,766,036 and $3,444,162 was payable as of December 31, 2017 and 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to December 31, 2017, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the years ended December 31, 2017, 2016 and 2015, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting, upon their departure from the board of directors, or in appreciation of their service and commitment to the Company is as follows:

	2017	2016	2015
Nonvested shares at the beginning of the year	11,875	11,250	16,875
Granted shares	7,500	7,500	14,000
Vested shares	(7,500)	(6,875)	(19,625)
Nonvested shares at the end of the year	11,875	11,875	11,250

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

The weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2017, 2016 and 2015 is as follows:

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
Included in general and administrative expenses is $85,486, $76,285 and $184,350 for the years ended December 31, 2017, 2016 and 2015, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.51 years as of December 31, 2017. As of December 31, 2017, the compensation expense related to the issuance of the restricted common stock not vested was $107,002.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016. The fair value of the vested common stock as of December 31, 2017 and 2016 of $5,637,207, respectively, was recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $0, $312,353 and $300,440 for the years ended December 31, 2017, 2016 and 2015 for the change in value of restricted common stock issued to the Advisor.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2017 and 2016, no shares of the Company’s preferred stock were issued and outstanding.
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
The purchase price for shares repurchased under the Company’s share repurchase program is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(2)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share
2 years	95.0% of Estimated Value per Share
3 years	97.5% of Estimated Value per Share
4 years	100.0% of Estimated Value per Share
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	For purposes of the share repurchase program, the “Estimated Value per Share” equals the most recently determined estimated value per share determined by the Company’s board of directors.

(3)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares redeemed upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
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
DECEMBER 31, 2017

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
During the year ended December 31, 2017, the Company redeemed a total of 730,953 shares with a total redemption value of $8,000,000 and received net requests for the redemption of 2,521,337 shares with a total net redemption value of $28,904,491. During the year ended December 31, 2016, the Company redeemed a total of 479,147 shares with a total redemption value of $5,000,000 and received net requests for the repurchase of 1,335,407 shares with a total net repurchase value of $14,625,190. As of December 31, 2017 and 2016, the Company’s total outstanding redemption requests received that were subject to the Company’s limitations on redemptions (discussed below) were 3,100,720 shares and 1,310,337 shares, respectively, with a total net redemption value of $36,198,922 and $14,709,973, respectively.
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year. Effective July 1, 2015, the Company’s board of directors determined to limit the amount of shares repurchased pursuant to the share repurchase program to an amount not to exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, the Company’s board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000 per quarter, effective on the October 2016 repurchase date. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of December 31, 2017, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions Declared
Distributions declared during 2017 (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock.
Distributions declared for the years ended December 31, 2017 and 2016, were $54,339,823 and $54,828,267, all of which were attributable to cash distributions.
As of December 31, 2017 and 2016, $4,595,301 and $4,625,355 distributions declared were payable.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Distributions Paid
For the years ended December 31, 2017 and 2016, the Company paid cash distributions of $54,369,877 and $54,871,173, which related to distributions declared for each day in the period from December 1, 2016 through November 30, 2017 and December 1, 2015 through November 30, 2016, respectively. All such distributions were paid in cash.

8.	Earnings (Loss) Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, (“EPS”), for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to the Company	$72,473,867	$(25,579,651)	$(13,024,358)
Less: dividends declared on participating securities	9,323	183,805	360,446
Net income (loss) attributable to common stockholders	72,464,544	(25,763,456)	(13,384,804)
Weighted average common shares outstanding — basic	75,794,705	76,195,083	76,335,114
Weighted average common shares outstanding — diluted	75,807,710	76,195,083	76,335,114
Earnings (loss) per common share — basic and diluted	$0.96	$(0.34)	$(0.18)
For the years ended December 31, 2016 and 2015, the Company excluded all unvested restricted common shares outstanding issued to the Advisor and the Company’s independent directors from the calculation of diluted loss per common share as the effect would have been antidilutive.

9.	Related Party Arrangements
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates incurred (received) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Incurred (Received) For the Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$13,823,000	$14,075,818	$13,854,825
Acquisition fees(1)	—	960	187,735
Acquisition expenses(2)	—	—	7,145
Property management
Fees(1)	6,278,850	6,406,479	6,188,525
Reimbursement of onsite personnel(3)	18,716,284	18,751,492	18,760,621
Other fees(1)	1,771,620	1,673,724	1,696,828
Other fees - property operations(3)	170,067	—	—
Other fees - G&A(4)	133,419	168,037	—
Other operating expenses(4)	1,244,264	1,232,493	1,346,002
Disposition fees(5)	6,706,200	—	—
Disposition transaction costs(5)	56,922	—	—
Refinancing fee(1)	86,675	3,283,737	—
Property insurance(6)	1,285,490	311,794	172,769
Insurance proceeds(7)	(102,147)	(113,853)	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(8)	526,866	1,493,999	1,618,438
Reimbursement of labor costs(8)	239,015	367,204	233,748
Capital expenditures(8)	74,709	17,654	3,900
Deferred financing costs(9)	12,930	139,229	—
Capitalized costs on investment in unconsolidated joint venture(10)	65,113	—	—
Acquisition expenses	3,226	—	—
	$51,092,503	$47,808,767	$44,070,536
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

(6)
Property related insurance expense and the amortization of the prepaid insurance deductible account are included in general and administrative expenses in the accompanying consolidated statements of operations. The amortization of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

the prepaid property insurance is included in operating, maintenance and management expenses in the accompanying consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.

(7)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(8)	Included in building and improvements in the accompanying consolidated balance sheets.

(9)	Included in mortgage notes payable, net in the accompanying consolidated balance sheets.

(10)	Included in investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
Amounts attributable to the Advisor and its affiliates paid (received) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Paid (Received) For the Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations:
Expensed
Investment management fees	$15,008,001	$14,060,587	$13,840,067
Acquisition fees	—	960	791,135
Acquisition expenses	—	—	11,147
Property management
Fees	6,410,591	6,392,550	6,169,938
Reimbursement of onsite personnel	18,748,974	18,650,009	18,639,991
Other fees	1,781,318	1,671,282	1,721,504
Other fees - property operations	170,067	—	—
Other fees - G&A	133,419	168,037	—
Other operating expenses	1,341,997	1,098,568	1,367,226
Disposition fees	6,139,575	—	—
Disposition transaction costs	56,922	—	—
Refinancing fee	—	3,283,737	—
Property insurance	1,322,247	361,490	247,258
Insurance proceeds	(102,147)	(113,853)	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees	536,866	1,548,701	1,590,514
Reimbursement of labor costs	245,889	474,155	119,626
Capital expenditures	74,709	17,654	3,900
Deferred financing costs	12,930	139,229	—
Capitalized costs on investment in unconsolidated joint venture	65,113	—	—
Acquisition expenses	3,226	—	—
	$51,949,697	$47,753,106	$44,502,306

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of December 31, 2017 and 2016 are as follows:

	Payable (Prepaid) as of December 31,
	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees	$—	$1,185,001
Acquisition fees	—	—
Acquisition expenses	—	—
Property management
Fees	402,315	534,056
Reimbursement of onsite personnel	772,584	805,274
Other fees	44,981	54,679
Other fees - property operations	—	—
Other fees - G&A	—	—
Other operating expenses	87,221	184,954
Disposition fees	566,625	—
Disposition transaction costs	—	—
Refinancing fee	86,675	—
Property insurance	(160,942)	(124,185)
Insurance proceeds	—	—
Consolidated Balance Sheets:
Capitalized
Construction management
Fees	6,431	16,431
Reimbursement of labor costs	297	7,171
Capital expenditures	—	—
Deferred financing costs	—	—
Capitalized costs on investment in unconsolidated joint venture	—	—
Acquisition expenses	—	—
	$1,806,187	$2,663,381
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
DECEMBER 31, 2017

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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) ranges from 5.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with a 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
Capital Expenditures
The Company reimburses an affiliate of the Sponsor for capital expenditures incurred by the Company’s multifamily properties.
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
For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,244,264 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,244,264, none of which were in excess of the 2%/25% Limitation and are included in the $6,732,330 of general and administrative expenses recognized by the Company. As

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

of December 31, 2017, the Company’s total operating expenses were 0.1% of its average invested assets and 1.7% of its net loss.
For the year ended December 31, 2016, the Advisor and its affiliates incurred $1,232,493 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,232,493, none of which were in excess of the 2%/25% Limitation and are included in the $9,039,171 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2015, the Advisor and its affiliates incurred $1,346,002 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,346,002, none of which were in excess of the 2%/25% Limitation, and are included in the $5,949,993 of general and administrative expenses recognized by the Company.
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
Contribution, Settlement and Release Agreements
Certain of the Company’s subsidiaries and the Property Manager were named as defendants in two Texas class action lawsuits alleging violations of the Texas Water Code (collectively, the “Actions”). The Company’s subsidiaries and the Property Manager disputed plaintiffs’ claims in the Actions; however, to avoid the time and expense associated with defending the Actions, the Company’s subsidiaries and other affiliated Steadfast entities (collectively, the “Steadfast Parties”) entered into

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Settlement Agreements with the plaintiffs that provided for a settlement payment to the class members and a release of claims by plaintiffs and class members against the Steadfast Parties. In connection with the settlement agreements, on April 17, 2017, the Steadfast Parties entered into a contribution, settlement and release agreement whereby all agreed to an allocation of all costs related to the actions and their settlements and a release of all claims a Steadfast Party may have against any other Steadfast Party. The Company’s proportionate share of the settlements was $378,405, which consisted of funds used to pay a portion of (1) the settlement payments to the plaintiffs and class members in the actions and (2) legal costs, less insurance proceeds. During the year ended December 31, 2017, the Company had recorded $350,851 as reimbursement for funds spent by the Company in excess of its proportionate share, all of which was collected from other Steadfast Parties as of December 31, 2017.

10.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2017, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. Each subsequent independent director that joins the Company’s board of directors receives 5,000 shares of restricted common stock upon election to the Company’s board of directors. The Company’s initial board of directors, including each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan.
On August 10, 2015, the Company’s board of directors granted 2,000 shares of restricted common stock pursuant to the Incentive Award Plan to each of Larry H. Dale and Kerry D. Vandell in appreciation of their service as independent directors and commitment to the Company for their prior years of service as independent directors, all of which vested immediately. On August 11, 2015, the Company granted each of the two then independent directors 2,500 shares of restricted common stock upon re-election to the Company’s board of directors. On August 11, 2015, the Company granted 5,000 shares of restricted common stock to Don B. Saulic, its new independent director. On August 9, 2016, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meeting of stockholders. On August 8, 2017, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders. The Company recorded stock-based compensation expense of $85,486, $76,285 and $184,350 for the years ended December 31, 2017, 2016 and 2015 respectively.

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
DECEMBER 31, 2017

and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas apartment market. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

12.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2017 and 2016:

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2018 - 10/1/2019	One-Month LIBOR	18	$458,655,000	1.56%	2.89%	$51,646

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	4/1/2017 - 10/1/2019	One-Month LIBOR	43	$973,400,000	0.77%	2.70%	$618,841
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2017, 2016 and 2015 resulted in an unrealized (loss) gain of $(604,545), $61,698 and $(2,032,746), respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company acquired interest rate cap agreements

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

of $37,350 and $259,000. The fair value of interest rate cap agreements of $51,646 and $618,841 are included in other assets on the accompanying consolidated balance sheets.

13.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Revenues	$54,280,265	$55,118,406	$55,592,107	$47,978,462	$212,969,240
Net (loss) income	(5,644,875)	(5,656,573)	(2,326,578)	86,101,893	72,473,867
(Loss) income per common share, basic and diluted	(0.07)	(0.07)	(0.03)	1.14	0.96
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718
2016
Revenues	$52,906,908	$54,022,623	$56,371,925	$54,936,076	$218,237,532
Net loss	(3,618,142)	(8,039,220)	(9,699,187)	(4,223,102)	(25,579,651)
Loss per common share, basic and diluted	(0.05)	(0.11)	(0.13)	(0.05)	(0.34)
Distributions declared per common share	0.178	0.178	0.180	0.180	0.716
14. Subsequent Events
The Company has evaluated all subsequent event activity through the date these consolidated financial statements were available to be issued.
Distributions Paid
On January 2, 2018, the Company paid distributions of $4,595,301, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017. All such distributions were paid in cash.
On February 1, 2018, the Company paid distributions of $4,594,989, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018. All such distributions were paid in cash.
On March 1, 2018, the Company paid distributions of $4,140,790, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018. All such distributions were paid in cash.
Redemption
On January 30, 2018, the Company redeemed 181,404 shares of its common stock for a total redemption value of $2,000,000, or $11.03 per share, pursuant to the Company’s share repurchase program.
Sale of The Moorings Apartments
On January 5, 2018, the Company, through SIR Moorings, LLC (“SIR Moorings”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in The Moorings Apartments, a 216-unit residential property located in Roselle,

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2017

Illinois, to an unaffiliated third-party buyer. SIR Moorings sold The Moorings Apartments for an aggregate sales price of $28,100,000, excluding closing costs.
Sale of Arrowhead Apartment Homes
On January 31, 2018, the Company, through SIR Arrowhead, LLC (“SIR Arrowhead”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Arrowhead Apartment Homes, a 200-unit residential property located in Palatine, Illinois, to an unaffiliated third-party buyer. SIR Arrowhead sold Arrowhead Apartment Homes for an aggregate sales price of $23,600,000, excluding closing costs.
Sale of Willow Crossing Apartments
On February 28, 2018, the Company, through SIR Willow Crossing, LLC (“SIR Willow Crossing”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Willow Crossing Apartments, a 579-unit residential property located in Elk Grove, Illinois, to an unaffiliated third-party buyer. SIR Willow Crossing sold Willow Crossing Apartments for an aggregate sales price of $79,000,000, excluding closing costs.
Estimated Value per Share
On March 13, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.84 as of December 31, 2017.
Distribution Declared
On March 20, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day for the period commencing on April 1, 2018, and ending on June 30, 2018. The distributions will be equal to $0.001683 per share of the Company’s common stock per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. The distributions for each record date in April 2018, May 2018 and June 2018 will be paid in May 2018, June 2018 and July 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Tender Offer
The Company’s board of directors approved the Company’s plan to pursue an issuer tender offer for up to $100 million in shares of the Company’s common stock at $9.00 per share.
Suspension of Share Repurchase Program
In connection with the board of directors’ decision to pursue a tender offer, on March 20, 2018, the Company’s board of directors elected to suspend the Company’s share repurchase program, effective upon 30 days’ notice to stockholders. No outstanding redemption requests as of April 28, 2018 or future redemption requests received after April 28, 2018 will be processed. The Company’s board of directors may in the future reinstate the share repurchase program, although there is no assurance as to if or when this will happen.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2017

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Clarion Park Apartments	Olathe, KS	100%	$7,971,245	$1,470,991	$9,744,009	$11,215,000	$891,623	$1,470,991	$10,353,712	$11,824,704	$(2,761,466)	1994	6/28/11
Truman Farm Villas	Grandview, MO	100%	5,350,567	842,987	8,257,013	9,100,000	1,106,718	842,987	9,123,102	9,966,089	(2,502,288)	2008	12/22/11
EBT Lofts	Kansas City, MO	100%	5,060,029	460,362	8,114,638	8,575,000	739,956	460,362	8,512,276	8,972,638	(2,141,890)	1899	12/30/11
Renaissance St. Andrews	Louisville, KY	100%	8,357,513	838,685	11,661,315	12,500,000	1,160,711	838,685	12,579,622	13,418,307	(3,086,741)	2001	2/17/12
Spring Creek of Edmond	Edmond, OK	100%	17,069,537	2,346,503	17,602,343	19,948,846	950,341	2,346,503	18,147,292	20,493,795	(4,438,904)	1974	3/9/12
Montclair Parc Apartments	Oklahoma City, OK	100%	22,255,805	3,325,556	32,424,444	35,750,000	1,570,987	3,325,556	32,809,836	36,135,392	(7,443,135)	1999	4/26/12
Sonoma Grande Apartments	Tulsa, OK	100%	20,920,589	2,737,794	29,462,206	32,200,000	890,318	2,737,794	29,802,911	32,540,705	(6,806,899)	2009	5/24/12
Estancia Apartments	Tulsa, OK	100%	20,500,000	2,544,634	27,240,628	29,785,262	801,624	2,544,634	27,520,688	30,065,322	(6,134,374)	2006	6/29/12
Valley Farms Apartments	Louisville, KY	100%	9,421,511	724,771	14,375,229	15,100,000	559,050	724,771	14,673,690	15,398,461	(3,078,593)	2007	8/30/12
Hilliard Park Apartments	Hilliard, OH	100%	12,668,570	1,413,437	18,484,692	19,898,129	883,287	1,413,437	18,962,658	20,376,095	(4,024,722)	2000	9/11/12
Sycamore Terrace Apartments	Terre Haute, IN	100%	17,821,492	1,321,194	21,852,963	23,174,157	373,442	1,321,194	21,780,821	23,102,015	(4,387,251)	2011/2013	9/20/12, 3/5/14
Hilliard Summit Apartments	Hilliard, OH	100%	15,375,368	1,536,795	22,639,028	24,175,823	450,787	1,536,795	22,641,163	24,177,958	(4,640,794)	2012	9/28/12
Springmarc Apartments	San Marcos, TX	100%	14,200,991	1,917,909	20,027,929	21,945,838	304,306	1,917,909	19,900,357	21,818,266	(4,070,502)	2008	10/19/12
Renaissance at St. Andrews Condominiums	Louisville, KY	100%	—	92,255	1,282,745	1,375,000	398,992	92,255	1,655,073	1,747,328	(396,701)	2001	10/31/12
Arrowhead Apartments	Palatine, IL	100%	11,527,640	2,094,728	14,655,272	16,750,000	649,415	2,094,728	14,902,088	16,996,816	(3,025,710)	1976	11/30/12
The Moorings Apartments	Roselle, IL	100%	13,934,462	2,250,208	17,999,792	20,250,000	1,800,800	2,250,208	19,379,126	21,629,334	(4,011,976)	1976	11/30/12
Forty-57 Apartments	Lexington, KY	100%	36,312,924	3,055,614	49,444,386	52,500,000	1,170,324	3,055,614	49,852,825	52,908,439	(10,081,619)	2008	12/20/12
Keystone Farms Apartments	Nashville, TN	100%	5,723,070	1,052,401	7,347,599	8,400,000	563,464	1,052,401	7,731,204	8,783,605	(1,633,180)	1998	12/28/12
Riverford Crossing Apartments	Frankfort, KY	100%	20,647,194	2,595,387	27,404,613	30,000,000	754,674	2,595,387	27,617,253	30,212,640	(5,746,961)	2011	12/28/12
Valley Farms North	Louisville, KY	100%	9,469,959	2,212,402	3,062,598	5,275,000	9,476,836	2,212,402	12,473,398	14,685,800	(1,420,780)	2010	12/28/12
Montecito Apartments	Austin, TX	100%	13,116,770	3,081,522	15,918,478	19,000,000	2,500,159	3,081,522	17,984,441	21,065,963	(4,143,855)	1984	12/31/12

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2017

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Hilliard Grand Apartments	Dublin, OH	100%	$28,758,708	$2,657,734	$38,012,528	$40,670,262	$532,915	$2,657,734	$37,728,776	$40,386,510	$(7,317,754)	2010	12/31/12
The Hills at Fair Oaks	Fair Oaks Ranch, TX	100%	23,441,688	3,008,363	31,700,639	34,709,002	313,479	3,008,363	31,388,326	34,396,689	(6,104,552)	2012	1/31/13
Library Lofts East	Kansas City, MO	100%	8,345,925	1,669,405	11,080,595	12,750,000	416,653	1,669,405	11,291,281	12,960,686	(2,257,472)	1906/1923	2/28/13
Deep Deuce at Bricktown	Oklahoma City, OK	100%	24,260,315	2,529,318	37,266,648	39,795,966	5,865,351	2,580,318	42,405,923	44,986,241	(10,042,782)	2001	3/28/13
Retreat at Quail North	Oklahoma City, OK	100%	16,480,903	1,700,810	24,025,543	25,726,353	409,298	1,700,810	23,946,198	25,647,008	(4,562,139)	2012	6/12/13
The Lodge at Trails Edge	Indianapolis, IN	100%	11,798,975	2,389,613	16,128,107	18,517,720	706,515	2,389,613	16,449,002	18,838,615	(3,064,098)	1981	6/18/13
Arbors of Carrollton	Carrollton, TX	100%	5,843,116	1,424,432	7,560,527	8,984,959	724,810	1,424,432	8,061,147	9,485,579	(1,677,861)	1984	7/3/13
Waterford on the Meadow	Plano, TX	100%	15,520,062	2,625,024	20,849,131	23,474,155	3,041,815	2,625,024	23,325,780	25,950,804	(4,722,731)	1984	7/3/13
Tapestry Park Apartments	Birmingham , AL	100%	43,655,146	3,277,884	47,118,797	50,396,681	284,310	3,277,884	46,764,643	50,042,527	(8,522,634)	2012/2014	8/13/13, 12/1/14
Dawntree Apartments	Carrollton, TX	100%	14,800,655	3,135,425	21,753,469	24,888,894	2,076,142	3,135,425	23,227,150	26,362,575	(4,647,489)	1982	8/15/13
Stuart Hall Lofts	Kansas City, MO	100%	16,008,257	1,585,035	15,264,965	16,850,000	168,175	1,585,035	15,148,381	16,733,416	(2,729,119)	1910	8/27/13
BriceGrove Park Apartments	Canal Winchester, OH	100%	17,103,335	1,596,212	18,503,788	20,100,000	764,467	1,596,212	18,817,435	20,413,647	(3,505,866)	2002	8/29/13
Retreat at Hamburg Place	Lexington, KY	100%	12,052,239	1,605,839	14,694,161	16,300,000	344,373	1,605,839	14,710,619	16,316,458	(2,727,552)	2013	9/5/13
The Heights Apartments	Houston, TX	100%	38,272,259	9,869,925	27,130,075	37,000,000	2,913,086	9,869,925	28,681,430	38,551,355	(6,182,589)	1977	9/30/13
Villas at Huffmeister	Houston, TX	100%	27,184,269	5,858,663	31,741,337	37,600,000	1,620,389	5,858,663	32,641,310	38,499,973	(6,120,866)	2007	10/10/13
Villas at Kingwood	Kingwood, TX	100%	35,325,595	6,512,468	33,637,532	40,150,000	1,993,354	6,512,468	34,842,064	41,354,532	(6,600,161)	2008	10/10/13
Waterford Place at Riata Ranch	Cypress, TX	100%	17,285,905	3,184,857	20,215,143	23,400,000	959,492	3,184,857	20,674,645	23,859,502	(3,948,393)	2008	10/10/13
Carrington Place	Houston, TX	100%	27,323,636	5,450,417	27,449,583	32,900,000	1,683,415	5,450,417	28,438,837	33,889,254	(5,227,739)	2004	11/7/13
Carrington Champion Forest	Houston, TX	100%	24,920,866	3,760,329	29,239,671	33,000,000	1,252,728	3,760,329	29,876,504	33,636,833	(5,470,712)	2008	11/7/13
Carrington Park at Huffmeister	Houston, TX	100%	20,256,062	3,241,747	21,908,253	25,150,000	1,025,576	3,241,747	22,409,484	25,651,231	(4,209,680)	2008	11/7/13
Willow Crossing	Elk Grove Village, IL	100%	57,665,058	8,091,870	49,908,130	58,000,000	8,010,749	8,091,870	56,203,972	64,295,842	(10,993,070)	1977-81	11/20/13
Echo at Katy Ranch	Katy, TX	100%	—	4,402,862	30,419,853	34,822,715	566,428	4,402,862	30,512,561	34,915,423	(5,114,124)	2013	12/19/13

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2017

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Heritage Grand at Sienna Plantation	Missouri City, TX	100%	$17,038,807	$3,776,547	$22,762,411	$26,538,958	$409,431	$3,776,547	$22,625,701	$26,402,248	$(3,956,992)	2012	12/20/13
Mallard Crossing	Loveland, OH	100%	33,534,900	2,383,256	37,416,744	39,800,000	1,460,565	2,383,256	38,206,736	40,589,992	(6,171,368)	1997	12/27/13
Reserve at Creekside	Chattanooga, TN	100%	14,217,203	1,344,233	17,530,767	18,875,000	392,193	1,344,233	17,570,936	18,915,169	(2,811,132)	2004	3/28/14
Mapleshade Park	Dallas, TX	100%	19,265,284	3,585,171	19,739,829	23,325,000	2,026,881	3,585,171	21,158,111	24,743,282	(3,672,956)	1995	3/31/14
Oak Crossing	Fort Wayne, IN	100%	17,721,534	2,005,491	22,224,509	24,230,000	338,393	2,005,491	22,146,431	24,151,922	(3,241,482)	2012-13	6/3/14
			$875,785,938	$130,589,065	$1,074,284,655	$1,204,873,720	$68,298,797	$130,640,065	$1,117,656,919	$1,248,296,985	$(221,581,654)
________________

(1)
Encumbrances include the unamortized portion of loan premiums on assumed debt allocated to individual assets in the aggregate amount of $0.7 million and net deferred financing costs of $5,109,819 as of December 31, 2017.

(2)	Building and improvements include tenant origination and absorption costs and other intangible assets.

(3)	The aggregate cost of real estate for federal income tax purposes was $1.29 billion (unaudited) as of December 31, 2017.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2017

	2017	2016	2015
Real estate:
Balance at the beginning of the year	$1,694,278,958	$1,666,901,082	$1,636,953,413
Improvements	15,621,609	28,485,659	30,484,330
Cost of real estate sold	(461,332,750)	—	—
Write-off of disposed and fully depreciated and fully amortized assets	(270,832)	(1,107,783)	(536,661)
Balance at the end of the year	$1,248,296,985	$1,694,278,958	$1,666,901,082

Accumulated depreciation and amortization:
Balance at the beginning of the year	$232,744,083	$163,445,987	$98,342,452
Depreciation and amortization expense	67,755,152	69,513,484	65,640,196
Write-off of accumulated depreciation and amortization of real estate assets sold	(78,793,834)	—	—
Write-off of disposed and fully depreciated and fully amortized assets	(123,747)	(215,388)	(536,661)
Balance at the end of the year	$221,581,654	$232,744,083	$163,445,987

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2018.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 29, 2018
/s/ Kevin J. Keating	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 29, 2018
/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 29, 2018
/s/ Scot B. Barker
Scot B. Barker	Director	March 29, 2018
/s/ Ned W. Brines
Ned W. Brines	Director	March 29, 2018
/s/ Don B. Saulic
Don B. Saulic	Director	March 29, 2018