Form 10-Q
period 2018-03-31
Steadfast Income REIT, Inc.
filed 2018-05-11
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2018, there were 75,298,154 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$106,932,041	$106,932,041
Building and improvements	917,128,392	916,068,353
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,026,704,696	1,025,644,657
Less accumulated depreciation and amortization	(192,693,352)	(182,081,988)
Total real estate held for investment, net	834,011,344	843,562,669
Real estate held for sale, net	—	183,152,661
Total real estate, net	834,011,344	1,026,715,330
Cash and cash equivalents	217,672,108	171,228,485
Restricted cash	65,831,542	31,005,231
Investment in unconsolidated joint venture	15,102,763	8,133,156
Rents and other receivables	2,825,325	2,737,800
Assets related to real estate held for sale	—	2,862,292
Other assets	3,748,162	3,258,584
Total assets	$1,139,191,244	$1,245,940,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$21,717,387	$28,004,830
Notes payable:
Mortgage notes payable, net	632,526,481	625,302,105
Credit facility, net	90,282,883	90,222,098
Notes payable related to real estate held for sale	—	160,261,735
Total notes payable, net	722,809,364	875,785,938
Distributions payable	4,584,450	4,595,301
Due to affiliates	1,455,517	1,967,129
Liabilities related to real estate held for sale	—	4,939,907
Total liabilities	750,566,718	915,293,105
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 75,298,005 and 75,479,409 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	752,980	754,794
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	662,130,024	664,110,915
Cumulative distributions and net losses	(274,258,488)	(334,217,946)
Total stockholders’ equity	388,624,526	330,647,773
Total liabilities and stockholders’ equity	$1,139,191,244	$1,245,940,878
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$31,177,928	$48,215,774
Tenant reimbursements and other	4,276,999	6,064,491
Total revenues	35,454,927	54,280,265
Expenses:
Operating, maintenance and management	9,419,638	14,076,201
Real estate taxes and insurance	5,863,322	9,812,747
Fees to affiliates	3,932,066	5,622,023
Depreciation and amortization	10,890,796	17,953,723
Interest expense	7,712,772	10,848,036
Loss on debt extinguishment	2,010,457	—
General and administrative expenses	1,951,497	1,612,410
Total expenses	41,780,548	59,925,140
Loss before other income (expense)	(6,325,621)	(5,644,875)
Other income (expense):
Equity in loss from unconsolidated joint venture	(1,641,405)	—
Gain on sales of real estate, net	81,247,054	—
Total other income (expense)	79,605,649	—
Net income (loss)	$73,280,028	$(5,644,875)
Income (loss) per common share — basic and diluted	$0.97	$(0.07)
Weighted average number of common shares outstanding — basic	75,343,863	76,066,450
Weighted average number of common shares outstanding — diluted	75,355,738	76,066,450
Distributions declared per common share	$0.177	$0.177
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	76,202,862	$762,029	1,000	$10	$672,018,194	$(352,351,990)	$320,428,243
Issuance of common stock	7,500	75	—	—	(75)	—	—
Redemption of common stock	(730,953)	(7,310)	—	—	(7,992,690)	—	(8,000,000)
Distributions declared	—	—	—	—	—	(54,339,823)	(54,339,823)
Amortization of stock-based compensation	—	—	—	—	85,486	—	85,486
Net income for the year ended December 31, 2017	—	—	—	—	—	72,473,867	72,473,867
BALANCE, December 31, 2017	75,479,409	754,794	1,000	10	664,110,915	(334,217,946)	330,647,773
Redemption of common stock	(181,404)	(1,814)	—	—	(1,998,186)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(13,320,570)	(13,320,570)
Amortization of stock-based compensation	—	—	—	—	17,295	—	17,295
Net income for the three months ended March 31, 2018	—	—	—	—	—	73,280,028	73,280,028
BALANCE, March 31, 2018	75,298,005	$752,980	1,000	$10	$662,130,024	$(274,258,488)	$388,624,526
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$73,280,028	$(5,644,875)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,890,796	17,953,723
Amortization of deferred financing costs	280,237	470,696
Amortization of stock-based compensation	17,295	15,030
Amortization of loan premiums and discounts	(125,814)	(308,639)
Change in fair value of interest rate cap agreements	(127,260)	319,953
Gain on sales of real estate	(81,247,054)	—
Loss on debt extinguishment	2,010,457	—
Insurance claim recoveries	—	(7,895)
Loss on disposal of buildings and improvements	—	4,025
Unrealized gain on short-term investments	—	(84,750)
Equity in loss from unconsolidated joint venture	1,641,405	—
Changes in operating assets and liabilities:
Rents and other receivables	(87,525)	(152,657)
Other assets	937,782	1,115,767
Accounts payable and accrued liabilities	(8,415,737)	(12,504,541)
Due to affiliates	(512,086)	(892,691)
Net cash (used in) provided by operating activities	(1,457,476)	283,146
Cash Flows from Investing Activities:
Proceeds from short-term investments	—	169,500
Cash contribution to unconsolidated joint venture	(2,491,478)	—
Cash distribution from unconsolidated joint venture	266,600	—
Additions to real estate investments	(1,378,986)	(4,519,629)
Escrow deposits for pending real estate acquisitions	(1,300,100)	—
Proceeds from sales of real estate, net	177,296,492	—
Proceeds from insurance claims	—	7,895
Net cash provided by (used in) investing activities	172,392,528	(4,342,234)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	32,250,000	303,751
Principal payments on mortgage notes payable	(109,246,843)	(2,636,410)
Payment of deferred financing costs	(199,146)	—
Distributions to common stockholders	(13,331,421)	(13,444,612)
Redemptions of common stock	(2,000,000)	(2,000,000)
Net cash used in financing activities	(92,527,410)	(17,777,271)
Net increase (decrease) in cash, cash equivalents and restricted cash	78,407,642	(21,836,359)
Cash, cash equivalents and restricted cash, beginning of period	205,096,008	93,777,878
Cash, cash equivalents and restricted cash, end of period	$283,503,650	$71,941,519

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,159,773	$10,262,157
Supplemental Disclosure of Noncash Transactions:
(Decrease) increase in distributions payable	$(10,851)	$2,510
Mortgage notes payable assumed in connection with property sales	$(67,140,194)	$—
Assets and liabilities deconsolidated in connection with the Second Closing Properties:
Real estate, net	$(98,350,076)	$—
Notes payable, net	$76,336,778	$—
Restricted cash	$(913,408)	$—
Accounts payable and accrued liabilities	$674,912	$—
Decrease in accounts payable and accrued liabilities from additions to investment in unconsolidated joint venture	$(398,817)	$—
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(125,278)	$(437,997)
Increase (decrease) in due to affiliates from additions to real estate investments	$474	$(7,293)

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 7.
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of March 31, 2018, the Company owned 37 multifamily properties comprising a total of 9,878 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties comprised of a total of 4,584 apartment homes.
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
The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective with distributions earned beginning on December 1, 2014. Through December 20, 2013, the Company sold 73,608,337 shares of common stock in the Public Offering for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to the DRP, for gross offering proceeds of $15,397,232.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, other than Accounting Standards Update (“ASU”) 2014-09, ASU 2016-18 and ASU 2017-05, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
March 31, 2018
(unaudited)

cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$178,906	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$51,646	$—
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2018 and December 31, 2017, the fair value of the notes payable was $716,993,401 and $878,004,294, respectively, compared to the carrying value of $722,809,364 and $875,785,938, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of March 31, 2018 and December 31, 2017, the Company had a restricted cash balance of $65,831,542 and $31,005,231, respectively, which represents $57,316,500 and $17,197,810 of cash proceeds from property sales that are being held by qualified intermediaries as of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

March 31, 2018 and December 31, 2017, respectively, and $8,515,042 and $13,807,421 set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of March 31, 2018 and December 31, 2017, respectively.
The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statement of cash flows for the three months ended March 31, 2018 and 2017:

	March 31,
	2018	2017
Cash and cash equivalents	$217,672,108	$55,200,301
Restricted cash	65,831,542	16,741,218
Total cash, cash equivalents and restricted cash	$283,503,650	$71,941,519
The beginning of period restricted cash balance for the three months ended March 31, 2018, includes $2,862,292 that is included in assets related to real estate held for sale as of December 31, 2017, on the accompanying consolidated balance sheet. All such amounts were disposed of in conjunction with the property sales during the three months ended March 31, 2018.
Investments in Unconsolidated Joint Ventures
Equity Method
The Company accounts for investments in unconsolidated joint venture entities in which it may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company has elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
Distribution Policy
The Company has elected to be taxed, and currently qualifies, as a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three months ended March 31, 2018 and 2017 were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the three months ended March 31, 2018 and 2017 was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2018 and 2017, the Company declared distributions of $0.177 and $0.177 per common share, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2018, the Company adopt ASU 2016-18, as further described below.  As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which resulted in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted the new standard effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from the standard.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance January 1, 2018 and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires modified retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company adopted this new guidance on January 1, 2018, and experienced an impact on the gain recognized related to the sale of the Second Closing Properties (as defined in Note 3). The sale of the Second Closing Properties is considered a partial sale and the Company no

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

longer controls the Second Closing Properties after the sale. The retained noncontrolling interest was recognized at fair value and a full gain on sale was recognized under the new guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption of this guidance January 1, 2018, the Company did not experience a material impact.
3. Real Estate
As of March 31, 2018, the Company owned 37 multifamily properties, encompassing in the aggregate 9,878 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of the Company’s real estate portfolio was $996,000,157. As of March 31, 2018 and December 31, 2017, the Company’s portfolio was approximately 93.9% and 93.8% occupied and the average monthly rent was $1,025 and $1,037, respectively.
As of March 31, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2018
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$106,932,041	$917,128,392	$2,644,263	$1,026,704,696	$—
Less: Accumulated depreciation and amortization	—	(191,955,861)	(737,491)	(192,693,352)	—
Net investments in real estate and related lease intangibles	$106,932,041	$725,172,531	$1,906,772	$834,011,344	$—

	December 31, 2017
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$106,932,041	$916,068,353	$2,644,263	$1,025,644,657	$222,652,327
Less: Accumulated depreciation and amortization	—	(181,382,789)	(699,199)	(182,081,988)	(39,499,666)
Net investments in real estate and related lease intangibles	$106,932,041	$734,685,564	$1,945,064	$843,562,669	$183,152,661
Depreciation and amortization expenses were $10,890,796 and $17,953,723 for the three months ended March 31, 2018 and 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Depreciation of the Company’s buildings and improvements were $10,852,504 and $17,915,431 for the three months ended March 31, 2018 and 2017, respectively.
Amortization of the Company’s other intangible assets for the three months ended March 31, 2018 and 2017, were $38,292 and $38,292, respectively.
The future amortization of the Company’s acquired other intangible assets as of March 31, 2018, and thereafter is as follows:

April 1 through December 31, 2018	$114,876
2019	153,168
2020	153,168
2021	153,168
2022	153,168
Thereafter	1,179,224
$1,906,772
Operating Leases
As of March 31, 2018, the Company’s real estate portfolio comprised 9,878 residential apartment homes and was 95.6% leased by a diverse group of residents. For each of the three months ended March 31, 2018 and 2017, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 1.17 to 7.01 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,727,493 and $3,339,602 as of March 31, 2018 and December 31, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2018 and thereafter is as follows:

April 1 through December 31, 2018	$194,573
2019	180,858
2020	74,313
2021	76,535
2022	76,535
Thereafter	185,501
$788,315
As of March 31, 2018 and December 31, 2017, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
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
Between February 17, 2012 and July 3, 2013, the Company, through indirect wholly owned subsidiaries, acquired the Second Closing Properties, containing 1,283 apartment homes in the aggregate. The aggregate purchase price of the Second Closing Properties was $117,240,032, exclusive of closing costs. On January 31, 2018, the Company sold a 90% interest in the Second Closing Properties for $125,370,000, resulting in a gain of $38,523,427, which includes reductions to the net book value of the properties due to historical depreciation and amortization expense. The purchaser of the Second Closing Properties was the Joint Venture.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

2018 Property Dispositions
The Moorings Apartments
On November 30, 2012, the Company, through an indirect wholly owned subsidiary, acquired The Moorings Apartments, a multifamily property located in Roselle, Illinois, containing 216 apartment homes. The purchase price of The Moorings Apartments was $20,250,000, exclusive of closing costs. On January 5, 2018, the Company sold The Moorings Apartments for $28,100,000, resulting in a gain of $9,658,823, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of The Moorings Apartments was not affiliated with the Company or the Advisor.
Arrowhead Apartment Homes
On November 30, 2012, the Company, through an indirect wholly owned subsidiary, acquired Arrowhead Apartment Homes, a multifamily property located in Palatine, Illinois, containing 200 apartment homes. The purchase price of the Arrowhead Apartment Homes was $16,750,000, exclusive of closing costs. On January 31, 2018, the Company sold the Arrowhead Apartment Homes for $23,600,000, resulting in a gain of $8,928,691, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Arrowhead Apartment Homes was not affiliated with the Company or the Advisor.
Willow Crossing Apartments
On November 20, 2013, the Company, through an indirect wholly owned subsidiary, acquired Willow Crossing Apartments, a multifamily property located in Elk Grove, Illinois, containing 579 apartment homes. The purchase price of the Willow Crossing Apartments was $58,000,000, exclusive of closing costs. On February 28, 2018, the Company sold the Willow Crossing Apartments for $79,000,000, resulting in a gain of $24,136,113, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Willow Crossing Apartments was not affiliated with the Company or the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The results of operations for the three months ended March 31, 2018 and 2017, for the disposed properties through the date of sale, including the properties contributed to the Joint Venture, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$2,535,397	$6,493,842
Tenant reimbursements and other	350,993	853,339
Total revenues	2,886,390	7,347,181
Expenses:
Operating, maintenance and management	875,628	1,938,533
Real estate taxes and insurance	433,507	1,188,789
Fees to affiliates	120,065	282,806
Depreciation and amortization	279,432	2,392,076
Interest expense	681,322	1,513,036
Loss on debt extinguishment	2,010,457	—
General and administrative expenses	471,712	37,848
Total expenses	$4,872,123	$7,353,088

4.	Investment in Unconsolidated Joint Venture
On November 10, 2017, the Company, the Joint Venture, BREIT LP and BREIT GP executed the Contribution Agreement whereby the Company agreed to contribute the LANDS Portfolio to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture. BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, a newly formed wholly-owned subsidiary of the Company, holds the Company’s 10% interest in the Joint Venture.
The Company exercises significant influence, but does not control the Joint Venture. Accordingly, as of the First Closing Date and Second Closing Date, the Company deconsolidated the First Closing Properties and Second Closing Properties and has accounted for its investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of March 31, 2018 and December 31, 2017, the book value of the Company’s investment in the Joint Venture was $15,102,763 and $8,133,156, respectively, which includes $7,640,166 and $5,515,754 of outside basis difference. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the three months ended March 31, 2018, $258,256 of amortization of this basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. There was no amortization of the outside basis difference during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

received distributions of $266,600 related to its investment in the Joint Venture. No distributions were received during the three months ended March 31, 2017.
Summarized unaudited financial information for the Joint Venture is:

	March 31, 2018	December 31, 2017
Assets:
Real estate assets, net	$498,734,503	$374,277,205
Other assets	21,545,933	15,328,440
Total assets	$520,280,436	$389,605,645
Liabilities and equity:
Notes payable, net	$341,100,751	$264,558,057
Other liabilities	13,735,049	11,525,292
Company’s capital	16,544,464	11,352,230
Other partner’s capital	148,900,172	102,170,066
Total liabilities and equity	$520,280,436	$389,605,645

For the Three Months Ended March 31, 2018
Revenues	$13,669,728
Expenses	27,501,219
Net loss	$(13,831,491)

Company’s proportional net loss	$(1,383,149)
Amortization of outside basis	(258,256)
Equity in loss of unconsolidated joint venture	$(1,641,405)
5. Other Assets
As of March 31, 2018 and December 31, 2017, other assets consisted of:

	March 31, 2018	December 31, 2017
Prepaid expenses	$1,440,515	$2,132,212
Interest rate cap agreements (Note 12)	178,906	51,646
Escrow deposits for pending real estate acquisitions	1,300,100	—
Other deposits	828,641	1,074,726
Other assets	$3,748,162	$3,258,584

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

6. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of March 31, 2018 and     December 31, 2017:

	March 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	21	7/1/2018 - 10/1/2056	3.19%	5.75%	3.82%	$321,107,307
Mortgage notes payable - variable(1)	13	10/1/2018 - 1/1/2026	1-Mo LIBOR + 2.02%	1-Mo LIBOR + 2.50%	4.19%	314,457,000
Total mortgage notes payable, gross	34				4.01%	635,564,307
Premium, net(2)						477,181
Deferred financing costs, net(3)						(3,515,007)
Total mortgage notes payable, net						$632,526,481

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	32	4/1/2018 - 10/1/2056	3.19%	5.75%	3.89%	$416,673,854
Mortgage notes payable - variable(1)	14	10/1/2018 - 1/1/2026	1-Mo LIBOR + 2.02%	1-Mo LIBOR + 2.50%	3.86%	372,481,000
Total mortgage notes payable, gross	46				3.87%	789,154,854
Premium, net(2)						673,653
Deferred financing costs, net(3)						(4,264,667)
Total mortgage notes payable, net						$785,563,840
_______________

(1)	See Note 12 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

(2)	Accumulated amortization related to debt premiums as of March 31, 2018 and December 31, 2017 was $903,588 and $2,468,041, respectively.

(3)	Accumulated amortization related to deferred financing costs as of March 31, 2018 and December 31, 2017 was $2,770,986 and $3,951,049, respectively.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into a Credit Agreement and a multifamily note with PNC Bank, National Association (“PNC Bank”) (the Credit Agreement, multifamily note, loan and security agreements, mortgages and guaranty are collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s then existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the properties set out in the table below (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the nine wholly-owned subsidiaries of the Company in favor of PNC Bank.
The credit facility accrues interest at the one-month London Inter-bank Offered Rate plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%, as further described in the Credit Agreement. Interest only payments on the credit facility are payable monthly in arrears and are due and payable on the first day of each month, commencing September 1, 2016. The entire outstanding principal balance and any accrued and unpaid interest on the credit facility are due on the maturity date. The Company’s nine wholly-owned subsidiaries may voluntarily prepay all or a portion of the amounts advanced under the Loan Documents. Notwithstanding the foregoing, in the event a Collateral Pool Property is released or the Credit Agreement is terminated, a termination fee is due and payable by the Company’s nine wholly-owned subsidiaries. In certain instances of a breach of the Credit Agreement, the Company guarantees to PNC Bank the full and prompt payment and performance when due of all amounts for which the Company’s nine wholly-owned subsidiaries are personally liable under the Loan Documents, in addition to all costs and expenses incurred by PNC Bank in enforcing such guaranty.
As of March 31, 2018 and December 31, 2017, the advances obtained under the credit facility on July 29, 2016 are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	March 31, 2018	December 31, 2017
Carrington Park at Huffmeister	$20,430,500	$20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Oak Crossing	17,980,000	17,980,000
	91,067,250	91,067,250
Deferred financing costs, net on credit facility(2)	(784,367)	(845,152)
Credit facility, net	$90,282,883	$90,222,098
___________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of March 31, 2018 and December 31, 2017, was $451,026 and $390,241, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2018:

			Maturities During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$726,631,557	$33,173,074	$59,468,322	$54,269,243	$112,482,345	$32,353,269	$434,885,304
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $7,712,772 and $10,848,036. Interest expense for the three months ended March 31, 2018 and 2017 includes amortization of deferred financing costs of $280,237 and $470,696, amortization of loan premiums of $125,814 and $308,639 and net unrealized (gain) loss from the change in fair value of interest rate cap agreements of $(127,260) and $319,953, respectively.
Interest expense of $2,291,872 and $2,766,036 was payable as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to March 31, 2018, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the three months ended March 31, 2018, and for the year ended December 31, 2017, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Nonvested shares at the beginning of the period	11,875	11,875
Granted shares	—	7,500
Vested shares	—	(7,500)
Nonvested shares at the end of the period	11,875	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the three months ended March 31, 2018, and for the year ended December 31, 2017, is as follows:

Grant Year	Weighted Average Fair Value
2017	$11.65
2018	n/a
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
Included in general and administrative expenses is $17,295 and $15,030 for the three months ended March 31, 2018 and 2017, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.26 years as of March 31, 2018. As of March 31, 2018, the compensation expense related to the issuance of the restricted common stock not vested was $89,710.
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
March 31, 2018
(unaudited)

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2018
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
During the three months ended March 31, 2018, the Company redeemed a total of 181,404 shares with a total redemption value of $2,000,000 and received net requests for the redemption of 616,361 shares with a total net redemption value of $5,592,135. During the three months ended March 31, 2017, the Company redeemed a total of 183,955 shares with a total redemption value of $2,000,000, and received net requests for the repurchase of 519,696 shares with a total net repurchase value of $5,967,020. As of March 31, 2018 and 2017, the Company’s total outstanding redemption requests received that were subject to the Company’s limitations on redemptions (discussed below) were 3,535,677 shares and 1,646,078 shares, respectively, with a total net redemption value of $33,484,695 and $19,009,693, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. To the extent that redemption requests exceed the Company’s limitations on redemptions or the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority is given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests are honored among all requests for redemptions in any given redemption period as follows: first, pro rata as to redemptions sought upon a stockholder’s death or disability; and, next, pro rata as to other redemption requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of March 31, 2018, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
The Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the Company’s stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase program. The Company suspended the Company’s share repurchase program, effective April 28, 2018. See Note 13 (Subsequent Events) regarding the reinstatement and amendment of the share repurchase program.
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018 and 2017.
Distributions declared for the three months ended March 31, 2018 and 2017, were $13,320,570 and $13,447,122, all of which were attributable to cash distributions.
As of March 31, 2018 and December 31, 2017, $4,584,450 and $4,595,301 of distributions declared were payable.
Distributions Paid
For the three months ended March 31, 2018 and 2017, the Company paid cash distributions of $13,331,421 and $13,444,612, which related to distributions declared for each day in the period from December 1, 2017 through February 28, 2018 and December 1, 2016 through February 28, 2017, respectively. All such distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

8.	Earnings (Loss) Per Share
The following table presents a reconciliation of net income (loss) attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to the Company	$73,280,028	$(5,644,875)
Less: dividends declared on participating securities	2,099	2,099
Net income (loss) attributable to common stockholders	73,277,929	(5,646,974)
Weighted average common shares outstanding — basic	75,343,863	76,066,450
Weighted average common shares outstanding — diluted	75,355,738	76,066,450
Earnings (loss) per common share — basic and diluted	$0.97	$(0.07)
For the three months ended March 31, 2017, the Company excluded all unvested restricted common shares outstanding issued to the Advisor and the Company’s independent directors from the calculation of diluted loss per common share as the effect would have been antidilutive.

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2018 and 2017, and amounts that are payable (prepaid) to the Advisor and its affiliates as of March 31, 2018 and December 31, 2017, are as follows:

	Incurred For the Three Months Ended March 31,		Payable (Prepaid) as of
	2018	2017	March 31, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$2,423,011	$3,581,155	$(895)	$—
Acquisition expenses(2)	197,879	—	89,514	—
Property management
Fees(1)	1,024,732	1,606,536	308,659	402,315
Reimbursement of onsite personnel(3)	3,116,910	4,678,730	736,843	772,584
Other fees(1)	323,073	434,332	32,022	44,981
Other fees - property operations(3)	23,979	46,836	—	—
Other fees - G&A(2)	21,288	40,581	—	—
Other operating expenses(2)	384,513	434,878	280,335	87,221
Disposition fees(4)	3,841,050	—	—	566,625
Disposition transaction costs(4)	67,464	—	—	—
Loan coordination fees(1)	161,250	—	—	86,675
Property Insurance(5)	314,104	62,092	(161,879)	(160,942)
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(6)	6,145	197,879	8,871	6,431
Reimbursement of labor costs(6)	16,350	65,471	168	297
Capital expenditures(6)	27,002	7,881	—	—
Capitalized costs on investment in unconsolidated joint venture(7)	58,386	—	—	—
Acquisition expenses(8)	9,201	—	—	—
	$12,016,337	$11,156,371	$1,293,638	$1,806,187
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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

(6)	Included in building and improvements in the accompanying consolidated balance sheets.

(7)	Included in investment in unconsolidated joint venture in the accompanying consolidated balance sheets.

(8)	Included in total real estate, cost in the accompanying consolidated balance sheets.
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
The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6.0% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 6.0% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a Financial Industry Regulatory Authority (“FINRA”) member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) as of March 31, 2018, ranges from 2.50% to 3.50% of the annual gross revenue collected, which is

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager or its affiliates, including fees for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) as of March 31, 2018, ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
March 31, 2018
(unaudited)

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
At March 31, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Loan Coordination Fee
From time to time, upon the approval of a majority of independent directors, the Company pays the Advisor a loan coordination fee in connection with the refinancing of existing mortgage loans equal to 0.50% of the refinancing amount.
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

10.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2018 and December 31, 2017, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors, including each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director that joins the Company’s board of directors would receive 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. The Company recorded stock-based compensation expense of $17,295 and $15,030 for the three months ended March 31, 2018 and 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas, Oklahoma City, Oklahoma and Columbus, Ohio apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
March 31, 2018
(unaudited)

12.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2018 and December 31, 2017:

March 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	6/1/2018 - 7/1/2019	One-Month LIBOR	16	$372,771,000	1.88%	2.87%	$178,906

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2018 - 10/1/2019	One-Month LIBOR	18	$458,655,000	1.56%	2.89%	$51,646
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2018 and 2017 resulted in an unrealized gain (loss) of $127,260 and $(319,953), respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate cap agreements of $178,906 and $51,646 are included in other assets on the accompanying consolidated balance sheets. No interest rate cap agreements were acquired during the three months ended March 31, 2018 and 2017.
13. Subsequent Events
Distributions Paid
On April 2, 2018, the Company paid distributions of $4,584,450, which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018. All such distributions were paid in cash.
On May 1, 2018, the Company paid distributions of $3,801,867, which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018. All such distributions were paid in cash.
Special Distribution
On April 16, 2018, the Company’s the board of directors authorized and declared a special distribution to the Company’s stockholders of record as of the close of business on April 20, 2018. The special distribution was equal to $1.00 per share of common stock, or $75,298,163 in the aggregate, and was paid on May 2, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Reinstatement and Amendment of Share Repurchase Program
In conjunction with authorizing the special distribution in lieu of a previously announced anticipated self tender offer, the Company’s board of directors determined to reinstate and amend the Company’s share repurchase program, as described below, effective April 21, 2018. For the full terms and conditions of the reinstated and amended share repurchase program, see Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2018.
Pursuant to the reinstated and amended share repurchase program, shares will be repurchased by the Company at a price equal to 93% of the most recently determined estimated value per share publicly disclosed by the Company. The share repurchase price will be further reduced based on how long a stockholder has held the shares of the Company’s common stock, except for in the instance of stockholder’s death or disability. The purchase price per share repurchased pursuant to the share repurchase program is further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of a sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales. The amended share repurchase program will be effective upon 30 days’ notice to stockholders of the amendment, which is expected to occur prior to the May 2018 repurchase date described below. Once effective, the new share repurchase price will be $9.15 per share, which represents 93% of $9.84, the estimated value per share of $10.84 as of December 31, 2017, less the $1.00 per share special distribution to be paid to stockholders on or about May 1, 2018. For death and disability the share repurchase price will be the average issue price per share for all of the stockholder’s shares less $1.00. Due to the suspension and subsequent reinstatement and amendment of the share repurchase program, the next repurchase date will be on or about May 31, 2018. Stockholders that have previously submitted a repurchase request, including valid redemption requests received during the three months ended March 31, 2018, may withdraw their repurchase request at any time up to May 21, 2018. Thereafter, stockholders may withdraw their repurchase request at any time up to three business days prior to the end of the applicable fiscal quarter. If a stockholder has previously submitted a share repurchase request and does not wish to withdraw such request, no action needs to be taken and the Company will redeem all pending requests in the order they were received pursuant to the terms of the reinstated and amended share repurchase program.
Acquisition of Double Creek Flats
On May 7, 2018, the Company acquired a fee simple interest in Double Creek Flats (the “Double Creek Flats Property”) located in Plainfield, Indiana, for a purchase price of $31,500,000, exclusive of closing costs. The Company financed the acquisition of the Double Creek Flats Property with (1) cash proceeds from property sales that were being held by qualified intermediaries for purposes of facilitating a reinvestment under Section 1031 of the Internal Revenue Code and (2) the proceeds of a secured loan in the aggregate principal amount of $22,050,000 from a financial institution. The Double Creek Flats Property consists of 15 three-story apartment buildings, a leasing office, clubhouse and two detached garage buildings. The Double Creek Flats Property contains 240 apartment homes consisting of 90 one-bedroom apartments, 134 two-bedroom apartments and 16 three-bedroom apartments that average 1,020 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Distributions Declared
On May 9, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2018 and ending on September 30, 2018. The distributions will be equal to $0.001519 per share of the Company’s common stock, which if paid over a 365-day period represents a 6.0% annual return based on $9.24 per share of common stock, which represents a purchase price per share of $10.24, less the $1.00 per share special distribution paid to stockholders on May 2, 2018. The distributions for each record date in July 2018, August 2018 and September 2018 will be paid in August 2018, September 2018 and October 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Estimated Value Per Share
On May 9, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.84, which represents the estimated value per share of the Company’s common stock of $10.84 as of December 31, 2017, less the special distribution of $1.00 per share of common stock that was paid on May 2, 2018.

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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust, or REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate the distribution reinvestment plan and also change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan based upon changes in the estimated value per share and other factors our board of directors deems relevant. On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017.
As of March 31, 2018, we owned 37 multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio is comprised of a total of 9,878 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio was $996,000,157, exclusive of closing costs. At March 31, 2018, our portfolio was approximately 95.6% leased. As of March 31, 2018, we also owned a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties comprised of a total of 4,584 apartment homes.
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
We elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2010. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of March 31, 2018, we owned the 37 multifamily properties listed below:

					Contract Purchase Price	Mortgage Debt Outstanding at March 31, 2018	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$7,927,301	90.6%	89.5%	$818	$832
2	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,320,391	98.0%	99.0%	750	743
3	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,031,672	96.1%	89.2%	1,102	1,064
4	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,080,518	93.9%	93.3%	837	844
5	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	22,120,841	92.8%	94.7%	839	849
6	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	20,802,417	93.4%	92.6%	893	902
7	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	20,500,000	92.9%	94.9%	841	919
8	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,598,450	94.8%	93.0%	1,046	1,030
9	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,827,789	94.7%	93.2%	1,084	1,107
10	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,287,661	96.7%	94.7%	1,191	1,191
11	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	36,123,917	93.7%	95.0%	887	923
12	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,541,570	94.5%	95.0%	910	903
13	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	13,043,001	93.4%	90.7%	964	981
14	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,668,235	94.5%	94.6%	1,217	1,240
15	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,300,689	91.9%	87.3%	1,003	1,059
16	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,271,000	32,050,854	93.3%	91.5%	1,143	1,157
17	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,428,393	92.2%	94.6%	949	942
18	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,731,133	91.4%	95.1%	748	759
19	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,432,767	95.2%	94.3%	1,035	1,028
20	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,669,072	94.6%	93.2%	1,278	1,291
21	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,711,529	95.7%	93.0%	995	990
22	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	16,017,818	93.3%	90.4%	1,281	1,282
23	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,110,885	96.4%	93.8%	847	868

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

					Contract Purchase Price	Mortgage Debt Outstanding at March 31, 2018	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
24	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	$16,300,000	$12,057,225	93.5%	92.7%	$934	$1,011
25	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,287,091	93.6%	94.0%	881	896
26	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,195,969	91.1%	92.9%	1,157	1,149
27	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,339,172	94.3%	96.7%	1,265	1,240
28	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	17,293,601	94.2%	92.5%	1,120	1,075
29	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,338,858	90.9%	93.2%	1,076	1,077
30	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,935,266	92.7%	97.2%	1,042	1,091
31	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	20,268,600	94.2%	94.0%	1,179	1,157
32	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	92.4%	96.5%	1,267	1,354
33	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,985,321	94.4%	94.2%	1,143	1,151
34	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,546,158	95.7%	95.4%	1,073	1,073
35	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,222,343	94.3%	90.6%	1,008	950
36	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,272,698	94.4%	95.3%	1,594	1,648
37	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	17,740,159	96.3%	96.8%	971	987
				9,878	$996,000,157	$722,809,364	93.9%	93.8%	$1,025	$1,037
________________

(1)	At March 31, 2018, our portfolio was approximately 95.6% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, we, BREIT Steadfast MF JV LP, or the joint venture, BREIT Steadfast MF Parent LLC, or BREIT LP, and BREIT Steadfast MF GP LLC, or BREIT GP, and together with BREIT LP, “BREIT,” executed a Contribution Agreement whereby we agreed to contribute a portfolio of 20 properties owned by us to the joint venture in exchange for a combination of cash and a 10% ownership interest in the joint venture. BREIT LP owns a 90% interest in the joint venture and BREIT GP serves as the general partner of the joint venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, or SIR LP, a newly formed wholly-owned subsidiary, holds our 10% interest in the joint venture.
The 20 properties contributed by us to the joint venture consist of properties located in Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky, which we refer to as the “LANDS Portfolio.” The value of the LANDS Portfolio under the Contribution Agreement was approximately $512 million, subject to adjustment.

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
The LANDS Portfolio consisted of the following properties:

Legal Owner	Property	Units
SIR Arbors, LLC	Arbors of Carrollton	131
SIR Ashley Oaks, LLC	Ashley Oaks	462
SIR Audubon Park, LLC	Audubon Park	256
SIR Belmont Apartments, LLC	Belmont	260
SIR Cantare, LLC	Cantare at ILV	206
SIR Cooper Creek, LLC	Cooper Creek	123
SIR Grayson Ridge, LLC	Grayson Ridge	240
SIR Fairmarc, LLC	Hills at Fair Oaks	288
SIR Keystone, LLC	Keystone Farms	90
SIR Mansfield Landing, LLC	Landing at Mansfield	336
SIR Steiner Ranch Apartments, LLC	Meritage at Steiner Ranch	502
SIR Montelena, LLC	Montelena	232
SIR Renaissance, LLC	Renaissance St. Andrews	216
SIR Richland, LLC	Richland Falls	276
SIR Rosemont, LLC	Rosemont at Olmos Park	144
SIR Renaissance Condos, LLC	RSA - Condos	30
SIR SM Apartments, LLC	Springmarc Apartments	240
SIR Buda Ranch, LLC	Trails at Buda Ranch	264
SIR Valley Farms, LLC	Valley Farms	160
SIR Valley Farms North, LLC	Valley Farms North	128
SIR Valley Farms Clubhouse, LLC	Valley Farms	—

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2018 Property Dispositions
The Moorings Apartments
On November 30, 2012, we, through an indirect wholly owned subsidiary, acquired The Moorings Apartments, a multifamily property located in Roselle, Illinois, containing 216 apartment homes. The purchase price of The Moorings Apartments was $20,250,000, exclusive of closing costs. On January 5, 2018, we sold The Moorings Apartments for $28,100,000, resulting in a gain of $9,658,823, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of The Moorings Apartments was not affiliated with us or our advisor.
Arrowhead Apartment Homes
On November 30, 2012, we, through an indirect wholly owned subsidiary, acquired Arrowhead Apartment Homes, a multifamily property located in Palatine, Illinois, containing 200 apartment homes. The purchase price of the Arrowhead Apartment Homes was $16,750,000, exclusive of closing costs. On January 31, 2018, we sold the Arrowhead Apartment Homes for $23,600,000, resulting in a gain of $8,928,691, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Arrowhead Apartment Homes was not affiliated with us or our advisor.
Willow Crossing Apartments
On November 20, 2013, we, through an indirect wholly owned subsidiary, acquired Willow Crossing Apartments, a multifamily property located in Elk Grove, Illinois, containing 579 apartment homes. The purchase price of the Willow Crossing Apartments was $58,000,000, exclusive of closing costs. On February 28, 2018, we sold the Willow Crossing Apartments for $79,000,000, resulting in a gain of $24,136,113, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Willow Crossing Apartments was not affiliated with us or our advisor.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018 and 2017.
The distributions paid during the fiscal quarter ended March 31, 2018 were as follows:

		Distributions Declared Per Share(1)(2)		Sources of Distributions Paid		Net Cash Used in Operating Activities
Period	Distributions Declared(1)		Distributions Paid(3)	Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2018	$13,320,570	$0.177	$13,331,421	$—	$13,331,421	$(1,457,476)
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three months ended March 31, 2018, we paid aggregate distributions of $13,331,421. All such distributions were paid in cash. For the three months ended March 31, 2018, we had a net income of $73,280,028. For the three months ended March 31, 2018, we had funds from operations, or FFO, of $4,928,135 and net cash used in operating activities was $1,457,476. For the three months ended March 31, 2018, of the $13,331,421 in total distributions paid, all of which were paid in cash, 100% were funded with existing cash and cash equivalents. Since inception, of the $266,430,260 in total distributions paid through March 31, 2018, including shares issued pursuant to our distribution reinvestment plan, 75% of such amounts were funded from cash flow from operations, 14% of such amounts were funded from offering proceeds, 3% of such amounts were funded from credit facilities and 8% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2018, we had not entered into any material leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. As of March 31, 2018, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, fund value-enhancement and other capital improvement projects at our properties, pay operating expenses and interest on our outstanding indebtedness and make distributions to our stockholders. In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the acquisition and disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us.
We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $217,672,108 as of March 31, 2018;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners.
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
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility are secured by certain of our properties. See Note 6 (Debt) of the accompanying condensed consolidated unaudited financial statements. During 2017, five properties that secured the credit facility were sold, and were removed from the credit facility. As of March 31, 2018, $91,067,250 was outstanding on our credit facility. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Cash Flows Used in Operating Activities
As of March 31, 2018, we owned 37 multifamily properties. During the three months ended March 31, 2018, net cash used in operating activities was $1,457,476 compared to net cash provided by operating activities of $283,146 for the three months ended March 31, 2017. The increase in net cash used in operating activities is primarily due to changes in net income (loss), depreciation and amortization expense, gain on sales of real estate, loss on debt extinguishment, investment in unconsolidated joint venture, accounts payable and accrued liabilities, and due to affiliates compared to the first quarter of 2017.
Cash Flows Provided by Investing Activities
During the three months ended March 31, 2018, net cash provided by investing activities was $172,392,528 compared to net cash used in investing activities of $4,342,234 during the three months ended March 31, 2017. The increase in net cash provided by investing activities was primarily due to the disposition of 100% of the interest in three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net cash provided by investing activities during the three months ended March 31, 2018, consisted of the following:

•	$2,224,878 of cash used for the investment in an unconsolidated joint venture, net of distributions received from the unconsolidated joint venture of $266,600;

•	$1,378,986 of cash used for improvements to real estate investments;

•	$1,300,100 of cash used for deposits for potential real estate acquisitions; and

•	$177,296,492 of cash provided by the sales of real estate investments.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2018, net cash used in financing activities was $92,527,410 compared to $17,777,271 during the three months ended March 31, 2017. The increase in cash flows used in financing activities is due primarily to the increase in principal repayments on mortgage notes payable, net of borrowings. Net cash used in financing activities during the three months ended March 31, 2018, consisted of the following:

•
$77,195,989 of net cash used for mortgage notes payable, comprised of $109,246,843 of cash used for principal repayments, proceeds from mortgage notes payable of $32,250,000 and the payment of deferred financing costs of $199,146;

•	$2,000,000 of cash paid for the redemption of common stock; and

•	$13,331,421 of cash distributions to our stockholders.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. As of March 31, 2018, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of March 31, 2018, we had indebtedness totaling an aggregate principal amount of $722,809,364, including the net premiums on certain notes payable of $477,181 and the net deferred financing costs of $4,299,374. The following is a summary of our contractual obligations as of March 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$170,742,263	$21,595,174	$51,458,115	$40,345,256	$57,343,718
Principal payments on outstanding debt obligations(2)	726,631,557	33,173,074	113,737,565	144,835,614	434,885,304
Total	$897,373,820	$54,768,248	$165,195,680	$185,180,870	$492,229,022
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2018. We incurred interest expense of $7,712,772 during the three months ended March 31, 2018, including amortization of deferred financing costs of $280,237, amortization of loan premiums of $125,814 and net unrealized gains from the change in fair value of interest rate cap agreements of $127,260.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of March 31, 2018 and December 31, 2017, we were in compliance with all of our financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2018 and 2017. The ability to compare one period to another is affected by the dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 37 as of March 31, 2018, from 65 as of March 31, 2017. Our results of operations were primarily affected by the disposition of 100% of the interest in eight

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

multifamily properties and the contribution of 20 multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture after March 31, 2017, and our value-enhancement activity completed through March 31, 2018, as further discussed below.
Our results of operations for the three months ended March 31, 2018 and 2017, are not indicative of those expected in future periods. For the three months ended March 31, 2018, we disposed of 100% of our interest in three multifamily properties and contributed eight of our multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture, which has had a significant impact on our results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following table summarizes the consolidated results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2018	2017	Change $	Change %
Total revenues	$35,454,927	$54,280,265	$(18,825,338)	(35)%	$(19,547,968)	$722,630
Operating, maintenance and management	(9,419,638)	(14,076,201)	4,656,563	33%	5,283,208	(626,645)
Real estate taxes and insurance	(5,863,322)	(9,812,747)	3,949,425	40%	3,824,496	124,929
Fees to affiliates	(3,932,066)	(5,622,023)	1,689,957	30%	1,898,327	(208,370)
Depreciation and amortization	(10,890,796)	(17,953,723)	7,062,927	39%	7,110,326	(47,399)
Interest expense	(7,712,772)	(10,848,036)	3,135,264	29%	3,494,289	(359,025)
Loss on debt extinguishment	(2,010,457)	—	(2,010,457)	(100)%	(2,010,457)	—
General and administrative expenses	(1,951,497)	(1,612,410)	(339,087)	(21)%	(293,265)	(45,822)
Equity in loss from unconsolidated joint venture	(1,641,405)	—	(1,641,405)	(100%)	(1,641,405)	—
Gain on sales of real estate, net	81,247,054	—	81,247,054	100%	81,247,054	—
Net income (loss)	$73,280,028	$(5,644,875)	$78,924,903	1,398%

NOI(3)	$19,062,929	$28,276,306	$(9,213,377)	(33)%
FFO(4)	$4,928,135	$12,308,848	$(7,380,713)	(60)%
MFFO(4)	$7,010,146	$12,628,801	$(5,618,655)	(44)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, related to multifamily properties disposed of on or after January 1, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, related to multifamily properties owned by us throughout both periods presented.

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

(4)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net income (loss)
For the three months ended March 31, 2018, we had a net income of $73,280,028 compared to a net loss of $5,644,875 for the three months ended March 31, 2017. The increase in net income of $78,924,903 over the prior year period was primarily due to the increase in gain on sales of real estate, net of $81,247,054, the decrease in operating, maintenance and management expenses of $4,656,563, the decrease in real estate taxes and insurance of $3,949,425, the decrease in fees to affiliates of $1,689,957, the decrease in depreciation and amortization expense of $7,062,927 and the decrease in interest expense of $3,135,264, partially offset by the decrease in total revenues of $18,825,338, the increase in general and administrative expenses of $339,087, the increase in loss on debt extinguishment of $2,010,457, and the increase in equity in loss from unconsolidated joint venture of $1,641,405. Our results of operations were primarily impacted by the disposition of 28 multifamily properties since March 31, 2017.
Total revenues
Rental income and tenant reimbursements for the three months ended March 31, 2018, were $35,454,927 compared to $54,280,265 for the three months ended March 31, 2017. The decrease of $18,825,338 was primarily due to our total number of units decreasing by 6,831 from 16,709 at March 31, 2017, to 9,878 at March 31, 2018, as a result of the disposition of 28 multifamily properties subsequent to March 31, 2017, partially offset by the average occupancy increasing from 93.6% at March 31, 2017, to 93.9% at March 31, 2018. The average monthly rent remained unchanged at $1,025 at March 31, 2017 and March 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and to a lesser extent our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended March 31, 2018, were $9,419,638 compared to $14,076,201 for the three months ended March 31, 2017. The decrease of $4,656,563 was due to a decrease of $5,283,208 at the 28 multifamily properties disposed of subsequent to March 31, 2017, partially offset by an increase of $626,645 primarily for repairs and maintenance, utilities and wages and salaries during the three months ended March 31, 2018, compared to the

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

three months ended March 31, 2017, for those properties held throughout both periods. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2018, were $5,863,322 compared to $9,812,747 for the three months ended March 31, 2017. The decrease of $3,949,425 was due to a decrease of $3,824,496 related to the disposition of 28 multifamily properties subsequent to March 31, 2017, in addition to a decrease in real estate taxes and insurance of $124,929 at the properties held throughout both periods due primarily to reduced insurance costs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These amounts may increase in future periods as a result of ordinary municipal property tax increases and/or increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2018, were $3,932,066 compared to $5,622,023 for the three months ended March 31, 2017. The decrease of $1,689,957 primarily was due to the decrease of investment management fees and property management fees as a result of the disposition of 28 multifamily properties subsequent to March 31, 2017. We expect fees to affiliates to decrease in future periods as a result of continued lower property management fees and investment management fees incurred on a smaller portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2018, were $10,890,796 compared to $17,953,723 for the three months ended March 31, 2017. The decrease of $7,062,927 was primarily due to the decrease in depreciable and amortizable assets of $604,472,063 as a result of the disposition of 28 multifamily properties subsequent to March 31, 2017. We expect these amounts to decrease slightly in future periods as a result of the disposition of 11 multifamily properties during the three months ended March 31, 2018, but partially offset by an increase in future periods as a result of anticipated capital expenditures to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2018, was $7,712,772 compared to $10,848,036 for the three months ended March 31, 2017. The decrease of $3,135,264 was primarily due to a net decrease of $492,736,314 in our total notes payable balance as a result of the disposition of 28 multifamily properties subsequent to March 31, 2017, partially offset by increases in the London Inter-bank Offered Rate, or LIBOR, from March 31, 2017, to March 31, 2018, that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended March 31, 2018, was $2,010,457 compared to $0 for the three months ended March 31, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the disposition of 11 multifamily properties during the three months ended March 31, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of any of our mortgage notes payable.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expense
General and administrative expenses for the three months ended March 31, 2018, were $1,951,497 compared to $1,612,410 for the three months ended March 31, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $339,087 primarily was due to increases in acquisition expenses that did not meet the criteria for capitalization under ASU 2017-01 and loan fees related to the refinancing of one mortgage note payable for the three months March 31, 2018, compared to the three months ended March 31, 2017. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended March 31, 2018, was $1,641,405 compared to $0 for the three months ended March 31, 2017. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. We expect the equity in loss from unconsolidated joint venture to increase in future periods once the joint venture has a full period of operations and because the second closing of properties occurred on January 31, 2018.
Gain on sales of real estate
Gain on sales of real estate for the three months ended March 31, 2018, was $81,247,054 compared to $0 for the three months ended March 31, 2017. The gain on sales of real estate consist of the gain recognized on the disposition of 11 multifamily properties during the three months ended March 31, 2018, net of state taxes related to properties sold in the states of Tennessee and Texas. No multifamily property dispositions occurred during the three months ended March 31, 2017. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Property Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2017. As of March 31, 2018, 37 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$32,113,717	$31,788,665	$325,052	1%
Operating expenses	15,427,895	14,645,717	782,178	5%
Net operating income	16,685,822	17,142,948	(457,126)	(3)%

Non-same-store properties:
Net operating income	2,377,107	11,133,358	(8,756,251)

Total net operating income(1)	$19,062,929	$28,276,306	$(9,213,377)

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the three months ended March 31, 2018, was $16,685,822 compared to $17,142,948 for the three months ended March 31, 2017. The 3% decrease in same-store net operating income was primarily due to the 1% increase in same-store rental revenues offset by a 5% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended March 31, 2018, were $32,113,717 compared to $31,788,665 for the three months ended March 31, 2017. The 1% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,024 as of March 31, 2017, to $1,025 as of March 31, 2018, primarily attributable to ordinary monthly rent increases and an increase in occupancy at the same-store properties from 93.6% as of March 31, 2017, to 93.9% as of March 31, 2018.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2018, were $15,427,895 compared to $14,645,717 for the three months ended March 31, 2017. The 5% increase in operating expenses was primarily due to increased repairs and maintenance, real estate taxes, utilities and wages and salaries during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.
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
The following is a reconciliation of our NOI to net income (loss) for the three months ended March 31, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$73,280,028	$(5,644,875)
Fees to affiliates(1)	2,584,261	3,581,155
Depreciation and amortization	10,890,796	17,953,723
Interest expense	7,712,772	10,848,036
Loss on debt extinguishment	2,010,457	—
General and administrative expenses	1,951,497	1,612,410
Gain on sales of real estate	(81,247,054)	—
Adjustments for investment in unconsolidated joint venture(2)	2,317,177	—
Other gains(3)	(437,005)	(74,143)
Net operating income	$19,062,929	$28,276,306
________________

(1)
Fees to affiliates for the three months ended March 31, 2018 and 2017 excludes property management fees of $1,024,732 and $1,606,536 and other fees of $323,073 and $434,332, respectively, that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the three months ended March 31, 2018 and 2017, include non-recurring insurance proceeds and interest income that are not included in NOI.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently, under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01. For any future acquisitions ASU 2017-01 would require a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets and loss on debt extinguishment of debts as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
Reconciliation of net income (loss) to MFFO:	2018	2017
Net income (loss)	$73,280,028	$(5,644,875)
Depreciation of real estate assets	10,852,504	17,915,431
Amortization of lease-related costs	38,292	38,292
Gain on sales of real estate, net	(81,247,054)	—
Adjustments for investment in unconsolidated joint venture(1)	2,004,365	—
FFO	4,928,135	12,308,848
Acquisition expenses(2)(3)	198,814	—
Unrealized (gain) loss on derivative instruments	(127,260)	319,953
Loss on debt extinguishment	2,010,457	—
MFFO	$7,010,146	$12,628,801
________________

(1)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture.

(2)
By excluding acquisition expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include payments to our advisor or third parties. Historically, acquisition expenses under GAAP were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition expenses incurred by our advisor, such expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

(3)
Acquisition expenses for the three months ended March 31, 2018, of $198,814 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2018, the fair value of our fixed rate debt was $306,928,073 and the carrying value of our fixed rate debt was $320,186,660. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2018, the fair value of our variable rate debt was $410,065,328 and the carrying value of our variable rate debt was $402,622,704. Based on interest rates as of March 31, 2018, if interest rates are 100 basis points higher during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase by $4,024,432 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would decrease by $4,023,867.
At March 31, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.82% and 4.10%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.98% at March 31, 2018. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2018, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for

PART I — FINANCIAL INFORMATION (continued)

each of our interest rate cap agreements as of March 31, 2018, were not in excess of the capped rates. See also Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2018.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (iv) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	264,434	181,404	$11.03	(5)
February 2018	122,608	—	—	(5)
March 2018	229,319	—	—	(5)
	616,361	181,404
________________

PART II—OTHER INFORMATION (continued)

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. We suspended the share repurchase program effective April 28, 2018. Our board of directors subsequently decided to reinstate and amend the share repurchase program upon 30 days’ notice to stockholders, or May 20, 2018. Due to the suspension and subsequent reinstatement of the share repurchase program, valid repurchase requests received during the three months ended March 31, 2018, will be honored on or about May 31, 2018.

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

(4)	For the three months ended March 31, 2018, the sources of the cash used to redeem shares were 100% from existing cash and cash equivalents.

(5)
The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted-average number of shares outstanding during the prior calendar year and the value of the shares repurchased shall not exceed $2,000,000 in any quarter.

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Steadfast Income REIT, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 6, 2014 and incorporated herein by reference).

3.2	Bylaws of Steadfast Income REIT, Inc. (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-160748) filed July 23, 2009 and incorporated herein by reference).

PART II—OTHER INFORMATION (continued)

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

____________

*	Filed herewith.

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

Steadfast Income REIT, Inc.
Date:	May 11, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 11, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)