Form 10-Q
period 2018-06-30
Steadfast Income REIT, Inc.
filed 2018-08-10
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2018, there were 74,861,588 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$126,002,217	$106,932,041
Building and improvements	1,034,298,414	916,068,353
Tenant origination and absorption costs	1,766,904	—
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,164,711,798	1,025,644,657
Less accumulated depreciation and amortization	(204,005,246)	(182,081,988)
Total real estate held for investment, net	960,706,552	843,562,669
Real estate held for sale, net	—	183,152,661
Total real estate, net	960,706,552	1,026,715,330
Cash and cash equivalents	91,588,750	171,228,485
Restricted cash	24,186,419	31,005,231
Investment in unconsolidated joint venture	13,695,764	8,133,156
Rents and other receivables	2,544,812	2,737,800
Assets related to real estate held for sale	—	2,862,292
Other assets	1,840,492	3,258,584
Total assets	$1,094,562,789	$1,245,940,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$25,680,565	$28,004,830
Notes payable:
Mortgage notes payable, net	719,338,161	625,302,105
Credit facility, net	52,303,881	90,222,098
Notes payable related to real estate held for sale	—	160,261,735
Total notes payable, net	771,642,042	875,785,938
Distributions payable	3,790,856	4,595,301
Due to affiliates	1,592,128	1,967,129
Liabilities related to real estate held for sale	—	4,939,907
Total liabilities	802,705,591	915,293,105
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 75,079,994 and 75,479,409 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	750,800	754,794
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	660,149,499	664,110,915
Cumulative distributions and net losses	(369,043,111)	(334,217,946)
Total stockholders’ equity	291,857,198	330,647,773
Total liabilities and stockholders’ equity	$1,094,562,789	$1,245,940,878
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$30,062,993	$48,763,373	$61,240,920	$96,979,147
Tenant reimbursements and other	3,994,015	6,355,033	8,271,014	12,419,523
Total revenues	34,057,008	55,118,406	69,511,934	109,398,670
Expenses:
Operating, maintenance and management	9,059,224	14,339,889	18,478,862	28,416,090
Real estate taxes and insurance	6,809,156	9,894,525	12,672,478	19,707,271
Fees to affiliates	3,809,224	5,667,962	7,741,290	11,289,985
Depreciation and amortization	11,311,894	18,048,070	22,202,690	36,001,793
Interest expense	7,855,662	11,260,913	15,568,434	22,108,949
Loss on debt extinguishment	271,790	—	2,282,246	—
General and administrative expenses	1,732,470	1,563,620	3,683,967	3,176,030
Total expenses	40,849,420	60,774,979	82,629,967	120,700,118
Loss before other income (expense)	(6,792,412)	(5,656,573)	(13,118,033)	(11,301,448)
Other income (expense):
Equity in loss from unconsolidated joint venture	(1,173,099)	—	(2,814,504)	—
Gain on sales of real estate, net	—	—	81,247,054	—
Total other income (expense)	(1,173,099)	—	78,432,550	—
Net income (loss)	$(7,965,511)	$(5,656,573)	$65,314,517	$(11,301,448)
Income (loss) per common share — basic and diluted	$(0.11)	$(0.07)	$0.87	$(0.15)
Weighted average number of common shares outstanding — basic	75,212,006	75,878,088	75,277,570	75,969,547
Weighted average number of common shares outstanding — diluted	75,223,881	75,878,088	75,289,445	75,969,547
Distributions declared per common share	$1.153	$0.179	$1.330	$0.355
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	76,202,862	$762,029	1,000	$10	$672,018,194	$(352,351,990)	$320,428,243
Issuance of common stock	7,500	75	—	—	(75)	—	—
Redemption of common stock	(730,953)	(7,310)	—	—	(7,992,690)	—	(8,000,000)
Distributions declared	—	—	—	—	—	(54,339,823)	(54,339,823)
Amortization of stock-based compensation	—	—	—	—	85,486	—	85,486
Net income for the year ended December 31, 2017	—	—	—	—	—	72,473,867	72,473,867
BALANCE, December 31, 2017	75,479,409	754,794	1,000	10	664,110,915	(334,217,946)	330,647,773
Redemption of common stock	(399,415)	(3,994)	—	—	(3,996,006)	—	(4,000,000)
Distributions declared	—	—	—	—	—	(100,139,682)	(100,139,682)
Amortization of stock-based compensation	—	—	—	—	34,590	—	34,590
Net income for the six months ended June 30, 2018	—	—	—	—	—	65,314,517	65,314,517
BALANCE, June 30, 2018	75,079,994	$750,800	1,000	$10	$660,149,499	$(369,043,111)	$291,857,198
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$65,314,517	$(11,301,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,202,690	36,001,793
Amortization of deferred financing costs	536,980	938,707
Amortization of stock-based compensation	34,590	30,060
Amortization of loan premiums	(174,140)	(617,277)
Change in fair value of interest rate cap agreements	(85,307)	516,089
Gain on sales of real estate	(81,247,054)	—
Loss on debt extinguishment	2,282,246	—
Insurance claim recoveries	—	(45,660)
Loss on disposal of building and improvements	—	6,034
Gain on short-term investments	—	(181,818)
Equity in loss from unconsolidated joint venture	2,814,504	—
Changes in operating assets and liabilities:
Rents and other receivables	192,988	187,109
Other assets	1,706,699	2,474,662
Accounts payable and accrued liabilities	(4,033,829)	(7,718,680)
Due to affiliates	(369,005)	(1,269,100)
Net cash provided by operating activities	9,175,879	19,020,471
Cash Flows from Investing Activities:
Proceeds from short-term investments	—	169,500
Cash contributions to unconsolidated joint venture	(2,521,078)	—
Cash distributions from unconsolidated joint venture	530,100	—
Acquisition of real estate investments	(67,886,062)	—
Additions to real estate investments	(3,955,226)	(7,790,236)
Escrow deposits for pending real estate acquisitions	(2,600,000)	—
Purchase of interest rate cap agreements	(203,300)	—
Proceeds from sales of real estate, net	176,926,493	—
Proceeds from insurance claims	—	45,660
Net cash provided by (used in) investing activities	100,290,927	(7,575,076)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	94,482,000	303,751
Principal payments on mortgage notes payable	(148,490,527)	(5,186,154)
Principal payments on credit facility	(38,410,500)	—
Payment of deferred financing costs	(1,248,916)	—
Payment of debt extinguishment costs	(175,575)	—
Distributions to common stockholders	(100,944,127)	(27,167,402)
Repurchase of common stock	(4,000,000)	(4,000,000)
Net cash used in financing activities	(198,787,645)	(36,049,805)
Net decrease in cash, cash equivalents and restricted cash	(89,320,839)	(24,604,410)
Cash, cash equivalents and restricted cash, beginning of period	205,096,008	93,777,878
Cash, cash equivalents and restricted cash, end of period	$115,775,169	$69,173,468

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$15,427,841	$21,116,873
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(804,445)	$(156,670)
Assumption of mortgage notes payable to acquire real estate	$65,000,000	$—
Application of escrow deposits to acquire real estate	$2,600,000	$—
Mortgage notes payable assumed by buyer in connection with property sales	$(67,140,194)	$—
Assets and liabilities deconsolidated in connection with the Second Closing Properties:
Real estate, net	$(98,350,076)	$—
Notes payable, net	$76,336,778	$—
Restricted cash	$(913,408)	$—
Accounts payable and accrued liabilities	$674,912	$—
Decrease in accounts payable and accrued liabilities from additions to investment in unconsolidated joint venture	$(398,817)	$—
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(174,008)	$(763,213)
Decrease in due to affiliates from additions to real estate investments	$(5,996)	$(20,983)

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 7.
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of June 30, 2018, the Company owned 39 multifamily properties comprising a total of 10,622 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties, and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes.
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
On March 10, 2015, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014. On February 25, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015. On February 15, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.65 as of December 31, 2016. On March 13, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.84 as of December 31, 2017. On May 9, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $9.84, which represents the estimated value per share of the Company’s

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

common stock of $10.84 as of December 31, 2017, less the special distribution of $1.00 per share of common stock that was paid to stockholders of record as of the close of business on April 20, 2018.
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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of Accounting Standards Update (“ASU”) 2014-09, ASU 2016-18 and ASU 2017-05, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2018.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$340,253	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$51,646	$—

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2018 and December 31, 2017, the fair value of the notes payable was $764,503,455 and $878,004,294, respectively, compared to the carrying value of $771,642,042 and $875,785,938, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of June 30, 2018 and December 31, 2017, the Company had a restricted cash balance of $24,186,419 and $31,005,231, respectively, which represents $12,276,118 and $17,197,810 of cash proceeds from property sales that are being held by qualified intermediaries as of June 30, 2018 and December 31, 2017, respectively, and $11,910,301 and $13,807,421 set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of June 30, 2018 and December 31, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

	June 30,
	2018	2017
Cash and cash equivalents	$91,588,750	$48,948,868
Restricted cash	24,186,419	20,224,600
Total cash, cash equivalents and restricted cash	$115,775,169	$69,173,468
The beginning of period restricted cash balance for the six months ended June 30, 2018, includes $2,862,292 that is included in assets related to real estate held for sale as of December 31, 2017, on the accompanying consolidated balance sheet. All such amounts were disposed of in conjunction with the property sales during the six months ended June 30, 2018.
Investments in Unconsolidated Joint Ventures
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
Distribution Policy
The Company has elected to be taxed as, and qualifies as, a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three months ended June 30, 2018 were based on daily record dates and calculated at a rate of $0.001683 per share per day. Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018 and six months ended June 30, 2017. Each day during the six months ended June 30, 2018 and 2017, was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2018, the Company declared aggregate distributions of $1.153 and $1.330 per common share, respectively, including a special distribution the Company’s board of directors declared in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2018. During the three and six months ended June 30, 2017, the Company declared distributions of $0.179 and $0.355 per common share, respectively.
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
June 30, 2018
(unaudited)

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2018, the Company adopted ASU 2016-18, as further described below. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year, which resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted ASU 2014-09 effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach. ASU 2016-02 will be effective in the first quarter of 2019 and allows for early adoption. The Company is evaluating the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under ASU 2016-02, lessors will continue to account for leases using an approach that is substantially equivalent to

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of ASU 2016-02 and plans to adopt ASU 2016-02 on January 1, 2019.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. Upon adoption of ASU 2017-01 during the year ended December 31, 2017, the Company did not experience a material impact. The Company capitalized $1,186,062 of acquisition fees and expenses on the consolidated balance sheet as of June 30, 2018 related to its multifamily property acquisitions in 2018. Acquisition fees and acquisition expenses were included in fees to affiliates and acquisition costs, respectively, on the consolidated statements of operations prior to the adoption of this guidance. Upon adoption of ASU 2017-01, all such costs are included in the purchase price that is allocated between land, buildings and improvements and tenant origination and absorption costs on the consolidated balance sheets.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires modified retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2014-09 and ASU 2017-05 on January 1, 2018, and experienced an impact on the gain recognized related to the sale of the Second Closing Properties (as defined in Note 3). The sale of the Second Closing Properties is considered a partial sale and the Company no longer controls the Second Closing Properties after the sale. The retained noncontrolling interest was recognized at fair value and a full gain on sale was recognized under the new guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption of ASU 2017-09 on January 1, 2018, the Company did not experience a material impact.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.
3. Real Estate
Property Acquisitions
During the six months ended June 30, 2018, the Company acquired the following two properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Double Creek Flats	Plainfield, IN	5/7/2018	240	$1,306,880	$30,081,288	$463,911	$31,852,079
Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	17,763,296	84,567,694	1,302,993	103,633,983
			744	$19,070,176	$114,648,982	$1,766,904	$135,486,062
As of June 30, 2018, the Company owned 39 multifamily properties, encompassing in the aggregate 10,622 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of the Company’s real estate portfolio was $1,131,486,219. As of June 30, 2018 and December 31, 2017, the Company’s portfolio was approximately 94.8% and 93.8% occupied and the average monthly rent was $1,049 and $1,037, respectively.
As of June 30, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2018
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$126,002,217	$1,034,298,414	$1,766,904	$2,644,263	$1,164,711,798	$—
Less: Accumulated depreciation and amortization	—	(202,945,014)	(284,449)	(775,783)	(204,005,246)	—
Net investments in real estate and related lease intangibles	$126,002,217	$831,353,400	$1,482,455	$1,868,480	$960,706,552	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$106,932,041	$916,068,353	$—	$2,644,263	$1,025,644,657	$222,652,327
Less: Accumulated depreciation and amortization	—	(181,382,789)	—	(699,199)	(182,081,988)	(39,499,666)
Net investments in real estate and related lease intangibles	$106,932,041	$734,685,564	$—	$1,945,064	$843,562,669	$183,152,661
Depreciation and amortization expenses were $11,311,894 and $22,202,690 for the three and six months ended June 30, 2018, and $18,048,070 and $36,001,793 for the three and six months ended June 30, 2017, respectively.
Depreciation of the Company’s buildings and improvements were $10,989,153 and $21,841,657 for the three and six months ended June 30, 2018, and $18,009,778 and $35,925,209 for the three and six months ended June 30, 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $284,449 and $284,449 for the three and six months ended June 30, 2018, respectively. There was no amortization of the Company’s tenant origination and absorption costs for the three and six months ended June 30, 2017. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets was $38,292 and $76,584 for the three and six months ended June 30, 2018, and $38,292 and $76,584 for the three and six months ended June 30, 2017, respectively.
The future amortization of the Company’s acquired other intangible assets as of June 30, 2018, and thereafter is as follows:

July 1 through December 31, 2018	$76,584
2019	153,168
2020	153,168
2021	153,168
2022	153,168
Thereafter	1,179,224
$1,868,480
Operating Leases
As of June 30, 2018, the Company’s real estate portfolio comprised 10,622 residential apartment homes and was 96.6% leased by a diverse group of residents. For each of the three and six months ended June 30, 2018 and 2017, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 0.92 to 6.76 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,067,404 and $3,339,602 as of June 30, 2018 and December 31, 2017, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of June 30, 2018, and thereafter is as follows:

July 1 through December 31, 2018	$130,002
2019	180,858
2020	74,313
2021	76,535
2022	76,535
Thereafter	185,501
$723,744
As of June 30, 2018 and December 31, 2017, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, the Company, BREIT Steadfast MF JV LP (the “Joint Venture”), BREIT Steadfast MF Parent LLC (“BREIT LP”) and BREIT Steadfast MF GP LLC (“BREIT GP”, and together with BREIT LP, “BREIT”), executed a Contribution Agreement (the “Contribution Agreement”) whereby the Company agreed to contribute a portfolio of 20 properties owned by the Company to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture (the “Transaction”). BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, a wholly-owned subsidiary of the Company, holds the Company’s 10% interest in the Joint Venture.
The 20 properties contributed by the Company to the Joint Venture consist of properties located in Austin, Dallas and San Antonio, Texas, Nashville, Tennessee and Louisville, Kentucky (the “LANDS Portfolio”). On November 15, 2017 (the “First Closing Date”), the Company, through certain indirect wholly-owned subsidiaries, contributed 12 apartment communities (the “First Closing Properties”) to indirect, wholly-owned subsidiaries of the Joint Venture. On January 31, 2018 (the “Second Closing Date”), the Company, through certain indirect wholly-owned subsidiaries, contributed eight apartment communities (the “Second Closing Properties”) to indirect, wholly-owned subsidiaries of the Joint Venture. For additional information on the Transaction, see Note 4 (Investment in Unconsolidated Joint Venture).
The aggregate purchase price of the First Closing Properties was $318,576,792, exclusive of closing costs. On the First Closing Date, the Company sold a 90% interest in the First Closing Properties for $335,430,000, resulting in a gain of $76,135,530, which includes reductions to the net book value of the properties due to historical depreciation and amortization expense. The aggregate purchase price of the Second Closing Properties was $117,240,032, exclusive of closing costs. On the Second Closing Date, the Company sold a 90% interest in the Second Closing Properties for $125,370,000, resulting in a gain

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

of $38,523,427, which includes reductions to the net book value of the properties due to historical depreciation and amortization expense. The purchaser of the First Closing Properties and Second Closing Properties was the Joint Venture.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

The results of operations for the three and six months ended June 30, 2018 and 2017, for the disposed properties through the date of sale, including the properties contributed to the Joint Venture, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$—	$20,028,065	$2,534,906	$39,766,054
Tenant reimbursements and other	41,924	2,731,622	420,978	5,427,992
Total revenues	41,924	22,759,687	2,955,884	45,194,046
Expenses:
Operating, maintenance and management	139,407	6,216,470	949,393	12,375,306
Real estate taxes and insurance	49,810	4,294,378	321,054	8,552,381
Fees to affiliates	12,667	888,988	134,307	1,756,248
Depreciation and amortization	—	7,462,327	279,432	14,852,085
Interest expense	—	4,421,560	681,322	8,597,170
Loss on debt extinguishment	—	—	2,010,457	—
General and administrative expenses	9,916	175,897	484,494	354,344
Total expenses	$211,800	$23,459,620	$4,860,459	$46,487,534

4.	Investment in Unconsolidated Joint Venture
On November 10, 2017, the Company, the Joint Venture, BREIT LP and BREIT GP executed the Contribution Agreement whereby the Company agreed to contribute the LANDS Portfolio to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture. BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, holds the Company’s 10% interest in the Joint Venture.
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
As of June 30, 2018 and December 31, 2017, the book value of the Company’s investment in the Joint Venture was $13,695,764 and $8,133,156, respectively, which includes $7,640,166 and $5,515,754 of outside basis difference. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the three and six months ended June 30, 2018, $216,042 and $474,298 of amortization of this basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. There was no amortization of the outside basis difference during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2018, the Company received distributions of $263,500 and $530,100 related to its investment in the Joint Venture, respectively. No distributions were received during the three and six months ended June 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Unaudited financial information for the Joint Venture as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018, is summarized below:

	June 30, 2018	December 31, 2017
Assets:
Real estate assets, net	$492,774,957	$374,277,205
Other assets	22,170,584	15,328,440
Total assets	$514,945,541	$389,605,645
Liabilities and equity:
Notes payable, net	$341,211,418	$264,558,057
Other liabilities	22,211,163	11,525,292
Company’s capital	15,152,291	11,352,230
Other partner’s capital	136,370,669	102,170,066
Total liabilities and equity	$514,945,541	$389,605,645

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Revenues	$15,542,460	$29,212,188
Expenses	25,113,025	52,614,244
Net loss	$(9,570,565)	$(23,402,056)

Company’s proportional net loss	$(957,057)	$(2,340,206)
Amortization of outside basis	(216,042)	(474,298)
Equity in loss of unconsolidated joint venture	$(1,173,099)	$(2,814,504)
5. Other Assets
As of June 30, 2018 and December 31, 2017, other assets consisted of:

	June 30, 2018	December 31, 2017
Prepaid expenses	$491,454	$2,132,212
Interest rate cap agreements (Note 12)	340,253	51,646
Deposits	1,008,785	1,074,726
Other assets	$1,840,492	$3,258,584

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

6. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of June 30, 2018 and December 31, 2017:

	June 30, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	24	7/1/2018 - 10/1/2056	3.19%	5.75%	3.96%	$381,990,625
Mortgage notes payable - variable(1)	12	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.28%	341,562,000
Total mortgage notes payable, gross	36				4.12%	723,552,625
Premium, net(2)						428,855
Deferred financing costs, net(3)						(4,643,319)
Total mortgage notes payable, net						$719,338,161

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	32	4/1/2018 - 10/1/2056	3.19%	5.75%	3.89%	$416,673,854
Mortgage notes payable - variable(1)	14	10/1/2018 - 1/1/2026	1-Mo LIBOR +2.02%	1-Mo LIBOR + 2.50%	3.86%	372,481,000
Total mortgage notes payable, gross	46				3.87%	789,154,854
Premium, net(2)						673,653
Deferred financing costs, net(3)						(4,264,667)
Total mortgage notes payable, net						$785,563,840
_____________________________

(1)	See Note 12 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

(2)	Accumulated amortization related to debt premiums as of June 30, 2018 and December 31, 2017 was $951,914 and $2,468,041, respectively.

(3)	Accumulated amortization related to deferred financing costs as of June 30, 2018 and December 31, 2017 was $3,133,898 and $3,951,049, respectively.
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
The credit facility accrues interest at the one-month London Inter-bank Offered Rate plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%, as further described in the Credit Agreement. Interest only payments on the credit facility are payable monthly in arrears and are due and payable on the first day of each month, commencing September 1, 2016. The entire outstanding principal balance and any accrued and unpaid interest on the credit facility are due on the maturity date. The Company’s nine wholly-owned subsidiaries may voluntarily prepay all or a portion of the amounts advanced under the Loan Documents. Notwithstanding the foregoing, in the event a Collateral Pool Property is released or the Credit Agreement is terminated, a termination fee is due and payable by the Company’s nine wholly-owned subsidiaries. In certain instances of a breach of the Credit Agreement, the Company guarantees to PNC Bank the full and prompt payment and performance when due of all amounts for which the Company’s nine wholly-owned subsidiaries are personally liable under the Loan Documents, in addition to all costs and expenses incurred by PNC Bank in enforcing such guaranty. Between November 15, 2017 and May 31, 2018, seven of the Collateral Pool Properties were either disposed or refinanced, with the advances made to each of the seven Collateral Pool Properties being repaid in full.
As of June 30, 2018 and December 31, 2017, the advances obtained under the credit facility are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	June 30, 2018	December 31, 2017
Carrington Park at Huffmeister	$—	$20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Oak Crossing	—	17,980,000
	52,656,750	91,067,250
Deferred financing costs, net on Credit Facility(2)	(352,869)	(845,152)
Credit Facility, net	$52,303,881	$90,222,098
___________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of June 30, 2018 and December 31, 2017, was $234,670 and $390,241, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2018:

		Remainder of 2018	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$776,209,375	$11,183,085	$59,094,341	$53,820,140	$73,610,006	$31,899,158	$546,602,645
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all financial and non-financial debt covenants.
For the three and six months ended June 30, 2018, the Company incurred interest expense of $7,855,662 and $15,568,434, respectively. Interest expense for the three and six months ended June 30, 2018, includes amortization of deferred financing costs of $256,743 and $536,980, amortization of loan premiums of $48,326 and $174,140 and net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $41,953 and $(85,307), respectively.
For the three and six months ended June 30, 2017, the Company incurred interest expense of $11,260,913 and $22,108,949, respectively. Interest expense for the three and six months ended June 30, 2017 includes amortization of deferred financing costs of $468,011 and $938,707, amortization of loan premiums of $308,639 and $617,277 and net unrealized gain from the change in fair value of interest rate cap agreements of $196,136 and $516,089, respectively.
Interest expense of $2,629,096 and $2,766,036 was payable as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
June 30, 2018
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to June 30, 2018, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the six months ended June 30, 2018, and for the year ended December 31, 2017, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017

Nonvested shares at the beginning of the period	11,875	11,875
Granted shares	—	7,500
Vested shares	—	(7,500)
Nonvested shares at the end of the period	11,875	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the six months ended June 30, 2018 and for the year ended December 31, 2017 is as follows:

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
Included in general and administrative expenses is $17,295 and $34,590 for the three and six months ended June 30, 2018, and $15,030 and $30,060 for the three and six months ended June 30, 2017, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.01 years as of June 30, 2018. As of June 30, 2018, the compensation expense related to the issuance of the restricted common stock not vested was $72,418.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
June 30, 2018
(unaudited)

The purchase price for shares repurchased under the Company’s share repurchase program prior to April 28, 2018, was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
The Company’s board of directors elected to suspend the Company’s share repurchase program, effective April 28, 2018. The board of directors of the Company subsequently determined to reinstate and amend the terms of the Company’s share repurchase program, effective May 20, 2018. Pursuant to the amended and reinstated share repurchase program, the revised repurchase price is equal to 93% of the most recently publicly disclosed estimated value per share. From May 20, 2018 to June 30, 2018, the share repurchase price was $9.15 per share, which represents 93% of the estimated value per share of $9.84. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(2)
2 years	95.0% of the Share Repurchase Price(2)
3 years	97.5% of the Share Repurchase Price(2)
4 years	100.0% of the Share Repurchase Price(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)
The “Share Repurchase Price” shall equal 93% of the Estimated Value per Share. The “Estimated Value per Share” equals the most recently determined estimated value per share determined by the Company’s board of directors.

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
June 30, 2018
(unaudited)

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
During the three and six months ended June 30, 2018, the Company redeemed a total of 218,011 and 399,415 shares with a total redemption value of $2,000,000 and $4,000,000, respectively, and received net requests for the redemption of 955,293 and 1,571,654 shares with a total net redemption value of $8,270,898 and $13,863,033, respectively. During the three and six months ended June 30, 2017, the Company redeemed a total of 180,226 and 364,181 shares with a total redemption value of $2,000,000 and $4,000,000, respectively, and received net requests for the repurchase of 503,205 and 1,022,901 shares with a total net repurchase value of $5,774,695 and $11,741,716. As of June 30, 2018 and 2017, the Company’s total outstanding redemption requests received that were subject to the Company’s limitations on redemptions (discussed below) were 4,272,959 shares and 1,969,057 shares, respectively, with a total net redemption value of $39,527,939 and $22,862,852, respectively.
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall redemptions under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of June 30, 2018, the Company has recognized redemptions payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock and were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Additionally, on April 16, 2018, the Company’s board of directors declared a special distribution in the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018. Distributions declared for the three and six months ended June 30, 2018, were $86,819,112 and $100,139,682, all of which were attributable to cash distributions.
Distributions declared for the three and six months ended June 30, 2017, were $13,563,610 and $27,010,732, all of which were attributable to cash distributions.
As of June 30, 2018 and December 31, 2017, $3,790,856 and $4,595,301 in distributions declared were payable.
Distributions Paid
For the three and six months ended June 30, 2018, the Company paid cash distributions of $87,612,706 and $100,944,127, which related to distributions declared for each day in the period from March 1, 2018 through May 31, 2018, and December 1, 2017 through May 31, 2018, respectively, inclusive of the special distribution in the amount of $75,298,163 paid on May 2, 2018, to stockholders of record as of the close of business on April 20, 2018. All such distributions were paid in cash.
For the three and six months ended June 30, 2017, the Company paid cash distributions of $13,722,790 and $27,167,402, which related to distributions declared for each day in the period from March 1, 2017 through May 31, 2017, and December 1, 2016 through May 31, 2017, respectively. All such distributions were paid in cash.
8. Earnings (Loss) Per Share
The following table presents a reconciliation of net income (loss) attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to the Company	$(7,965,511)	$(5,656,573)	$65,314,517	$(11,301,448)
Less: dividends declared on participating securities	1,819	2,122	3,618	4,221
Net income (loss) attributable to common stockholders	(7,967,330)	(5,658,695)	65,310,899	(11,305,669)
Weighted average common shares outstanding — basic	75,212,006	75,878,088	75,277,570	75,969,547
Weighted average common shares outstanding — diluted	75,223,881	75,878,088	75,289,445	75,969,547
Earnings (loss) per common share — basic and diluted	$(0.11)	$(0.07)	$0.87	$(0.15)
For the three and six months ended June 30, 2017, the Company excluded all unvested restricted common shares outstanding issued to the Advisor and the Company’s independent directors from the calculation of diluted loss per common share as the effect would have been antidilutive.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

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
Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2018 and 2017, and amounts that are payable (prepaid) to the Advisor and its affiliates as of June 30, 2018 and December 31, 2017, are as follows:

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$2,343,430	$3,567,979	$4,766,441	$7,149,134	$755	$—
Acquisition expenses(2)	25,438	—	223,317	—	—	—
Property management:
Fees(1)	978,620	1,624,548	2,003,352	3,231,084	330,642	402,315
Reimbursement of onsite personnel(3)	2,969,457	4,660,447	6,086,367	9,339,177	1,081,387	772,584
Other fees(1)	286,264	475,435	609,337	909,767	33,223	44,981
Other fees - property operations(3)	18,414	36,070	42,393	82,906	—	—
Other fees - G&A(2)	13,438	29,844	34,726	70,425	—	—
Other operating expenses(2)	291,236	215,565	675,749	650,443	143,551	87,221
Disposition fees(4)	—	—	3,841,050	—	—	566,625
Disposition transaction costs(4)	—	—	67,464	—	—	—
Loan coordination fee(1)	200,910	—	362,160	—	—	86,675
Property insurance(5)	314,077	62,093	628,181	124,185	—	(160,942)
Insurance proceeds(6)	—	(102,147)	—	(102,147)	—	—
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(7)	59,328	63,839	65,473	261,718	2,370	6,431
Reimbursement of labor costs(7)	19,087	65,393	35,437	130,864	200	297
Capital expenditures(7)	11,178	30,799	38,180	38,680	—	—
Capitalized costs on investment in unconsolidated joint venture(8)	—	—	58,386	—	—	—
Acquisition expenses(9)	235,847	—	245,048	—	—	—
Acquisition fees(9)	705,722	—	705,722	—	—	—
	$8,472,446	$10,729,865	$20,488,783	$21,886,236	$1,592,128	$1,806,187
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

(2)
Included in general and administrative expenses in the accompanying consolidated statements of operations. Reflects acquisition expenses that did not meet the capitalization criteria under ASU 2017-01.

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

(6)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)	Included in investment in unconsolidated joint venture in the accompanying consolidated balance sheets.

(9)	Included in total real estate, cost in the accompanying consolidated balance sheets. Reflects acquisition expenses that did meet the capitalization criteria under ASU 2017-01.
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
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the cost of investment, as defined in the Advisory Agreement, in connection with the acquisition or origination of any type of real property or real estate-related asset acquired directly by the Company or (2) the Company’s allocable portion of the purchase price in connection with the acquisition or origination of any type of real property or real estate-related asset acquired through a joint venture, including any acquisition and origination expenses and any debt attributable to such investments. In some instances, the Advisor has agreed to reduce the acquisition fee to 0.5% of the cost of investment when funds from the disposition of a prior property are used to fund the acquisition of a real property.
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
June 30, 2018
(unaudited)

registered as a Financial Industry Regulatory Authority (“FINRA”) member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). As of June 30, 2018, the property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) ranged from 2.50% to 3.50% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. As of June 30, 2018, the construction management fee payable with respect to each property pursuant to the Construction Management Agreements (each a “Construction Management Agreement”) ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
June 30, 2018
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
At June 30, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
June 30, 2018
(unaudited)

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
Loan Coordination Fee
From time to time, upon the approval of a majority of independent directors, the Company pays the Advisor a loan coordination fee equal to 0.50% of the amount of debt refinanced.
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
10. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2018 and December 31, 2017, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director, if any, that joins the Company’s board of directors would receive 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Incentive Award Plan. The Company recorded stock-based compensation expense of $17,295 and $34,590 for the three and six months ended June 30, 2018, and $15,030 and $30,060 for the three and six months ended June 30, 2017, respectively.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas and Oklahoma City, Oklahoma apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

12. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2018 and December 31, 2017:

June 30, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	12/1/2018 - 7/1/2021	One-Month LIBOR	14	$386,897,000	2.09%	2.91%	$340,253

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2018 - 10/1/2019	One-Month LIBOR	18	$458,655,000	1.56%	2.89%	$51,646
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2018, resulted in an unrealized (loss) gain of $(41,953) and $85,307, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2018, the Company acquired interest rate cap agreements of $203,300. No interest rate cap agreements were acquired during the three and six months ended June 30, 2017. The fair value of the interest rate cap agreements of $340,253 and $51,646 as of June 30, 2018 and December 31, 2017, respectively, are included in other assets on the accompanying consolidated balance sheets.
13. Subsequent Events
Distributions Paid
On July 2, 2018, the Company paid distributions of $3,790,856, which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018. All such distributions were paid in cash.
On August 1, 2018, the Company paid distributions of $3,535,232, which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018. All such distributions were paid in cash.
Shares Repurchased
On July 31, 2018, the Company repurchased 218,555 shares of its common stock for a total repurchase value of $2,000,000, or $9.15 per share, pursuant to the Company’s share repurchase program.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Distributions Declared
On August 8, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2018 and ending on December 31, 2018. The distributions will be equal to $0.001519 per share of the Company’s common stock. The distributions for each record date in October 2018, November 2018 and December 2018 will be paid in November 2018, December 2018 and January 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Restricted Stock Grant
On August 9, 2018, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2018 annual meeting of stockholders.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	risks inherent in the real estate business, including tenant defaults, tenant vacancies, potential liability relating to environmental matters and liquidity of real estate investments;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to execute on our value-enhancement strategy;

•	risks related to owning investments with joint venture partners;

•	our ability to identify and acquire multifamily properties;

•	changes to our share repurchase program, distribution rate and similar matters;

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Security and Exchange Commission, or SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
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
On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017. On May 9, 2018, our board of directors determined an estimated value per share of our common stock of $9.84, which represents the estimated value per share of our common stock of $10.84 as of December 31, 2017, less the $1.00 per share special distribution that was paid to stockholders of record as of the close of business on April 20, 2018.
As of June 30, 2018, we owned 39 multifamily properties located within the greater midwest and southern geographic regions of the United States. As of June 30, 2018, our property portfolio was comprised of a total of 10,622 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio was $1,131,486,219. At June 30, 2018, our portfolio was approximately 96.6% leased. As of June 30, 2018, we also owned a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2010. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of June 30, 2018, we owned the 39 multifamily properties listed below:

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at June 30, 2018(1)	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$7,884,808	92.3%	89.5%	$810	$832
2	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,291,014	97.5%	99.0%	760	743
3	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	5,004,082	97.1%	89.2%	1,105	1,064
4	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,091,506	94.4%	93.3%	863	844
5	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	21,989,079	95.6%	94.7%	839	849
6	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	20,687,011	95.5%	92.6%	900	902
7	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	—	94.2%	94.9%	882	919
8	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,530,171	97.5%	93.0%	1,067	1,030
9	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,834,044	95.2%	93.2%	1,086	1,107
10	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,202,146	95.7%	94.7%	1,214	1,191
11	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	35,940,534	96.3%	95.0%	926	923
12	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,439,196	97.0%	95.0%	899	903
13	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	12,971,049	96.3%	90.7%	986	981
14	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,576,982	97.5%	94.6%	1,250	1,240
15	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,256,656	95.8%	87.3%	1,053	1,059
16	Deep Deuce at Bricktown(4)	Oklahoma City, OK	3/28/2013	294	38,271,000	32,057,049	94.2%	91.5%	1,213	1,157
17	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,375,433	94.6%	94.6%	962	942
18	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,665,467	95.1%	95.1%	743	759
19	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,348,615	95.1%	94.3%	1,040	1,028
20	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,683,606	94.6%	93.2%	1,310	1,291
21	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,625,942	94.8%	93.0%	982	990
22	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	16,027,413	96.5%	90.4%	1,340	1,282
23	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,118,463	95.0%	93.8%	868	868

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at June 30, 2018(1)	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
24	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	$16,300,000	$12,062,232	96.0%	92.7%	$1,004	$1,011
25	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,301,978	93.8%	94.0%	884	896
26	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,207,713	93.2%	92.9%	1,201	1,149
27	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,352,799	94.5%	96.7%	1,219	1,240
28	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	—	95.2%	92.5%	1,090	1,075
29	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,354,150	91.4%	93.2%	1,062	1,077
30	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,949,731	95.4%	97.2%	1,103	1,091
31	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	19,417,794	94.8%	94.0%	1,168	1,157
32	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	91.2%	96.5%	1,160	1,354
33	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,931,384	93.8%	94.2%	1,144	1,151
34	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,557,459	95.7%	95.4%	1,095	1,073
35	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,228,725	94.8%	90.6%	986	950
36	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,280,140	97.3%	95.3%	1,549	1,648
37	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	20,183,955	95.9%	96.8%	981	987
38	Double Creek Flats	Plainfield, IN	5/7/2018	240	31,852,079	21,866,993	87.5%	—%	1,046	—
39	Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	103,633,983	64,346,723	94.2%	—%	1,344	—
				10,622	$1,131,486,219	$771,642,042	94.8%	93.8%	$1,049	$1,037
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At June 30, 2018, our portfolio was approximately 96.6% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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

Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, or SIR LP, our wholly-owned subsidiary, holds our 10% interest in the joint venture.
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
Our advisor entered into an Accounting and Administrative Agreement with the joint venture at the first closing whereby the advisor provides certain accounting and administrative services for a fee.

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
Income Taxes
We elected to be taxed as, and currently qualify as, a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification was lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018, and at a rate of $0.001964 per share per day during the three months ended March 31, 2018.
The distributions declared and paid during the first and second quarters of 2018 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid			Net Cash (Used in) Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents	Sale of Real Estate Investments
First Quarter 2018	$13,320,570	$0.177	$13,331,421	$—	$13,331,421	$—	$(1,457,476)
Second Quarter 2018	86,819,112	1.153	87,612,706	10,633,355	1,681,188	75,298,163	10,633,355
	$100,139,682	$1.330	$100,944,127	$10,633,355	$15,012,609	$75,298,163	$9,175,879
________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018 and at a rate of $0.001964 per share per day during the three months ended March 31, 2018. Additionally, on April 16, 2018, our board of directors declared a special distribution in the amount of $1.00 per share to stockholders of record as of the close of business on April 20, 2018, which was paid on May 2, 2018.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and six months ended June 30, 2018, we paid aggregate distributions of $87,612,706 and $100,944,127, respectively. All such distributions were paid in cash. For the three and six months ended June 30, 2018, our net (loss) income was $(7,965,511) and $65,314,517, we had funds from operations, or FFO, of $4,908,722 and $9,836,858 and net cash provided by operating activities of $10,633,355 and $9,175,879, respectively. For the three and six months ended June 30, 2018, of the $87,612,706 and $100,944,127 in total distributions paid, all of which were paid in cash, we funded $10,633,355 and $10,633,355, or 12% and 11%, of distributions paid with net cash provided by operating activities, $1,681,188 and $15,012,609, or 2% and 15%, with existing cash and cash equivalents, and $75,298,163 and $75,298,163, or 86% and 75%, from the sales of real estate investments, respectively. Since inception, of the $354,042,966 in total distributions paid through June 30, 2018, including shares issued pursuant to our distribution reinvestment plan, 59% of such amounts were funded from cash flow from operations, 21% of such amounts were funded from the sales of real estate investments, 10% of such amounts were funded from offering proceeds, 3% of such amounts were funded from credit facilities and 7% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2018, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At June 30, 2018, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $91,588,750 as of June 30, 2018;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the sources of capital noted above which we will rely on to meet our short term liquidity requirements, we may utilize proceeds from the sale of our properties. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then existing mortgage loans.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility are secured by certain of our properties. See Note 6 (Debt) of the accompanying condensed consolidated unaudited financial statements for a description of our credit facility. During 2017, five properties that secured the credit facility were sold, and were removed from the credit facility. During the six months ended June 30, 2018, two properties that secured the credit facility were refinanced, and were removed from the credit facility. As of June 30, 2018, $52,656,750 was outstanding on our credit facility. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Cash Flows Provided by Operating Activities
During the six months ended June 30, 2018, net cash provided by operating activities was $9,175,879, compared to net cash provided by operating activities of $19,020,471 for the six months ended June 30, 2017. The decrease in net cash provided by operating activities is primarily due to changes in net income (loss), depreciation and amortization expense, gain on sales of real estate, loss on debt extinguishment, investment in unconsolidated joint venture and accounts payable and accrued liabilities compared to the six months ended June 30, 2017.
Cash Flows Provided by (Used in) Investing Activities
During the six months ended June 30, 2018, net cash provided by investing activities was $100,290,927, compared to net cash used in investing activities of $7,575,076 during the six months ended June 30, 2017. The increase in net cash provided by investing activities during the six months ended June 30, 2018, was primarily due to the disposition of three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture, partially offset by the acquisition of two multifamily properties. Net cash provided by investing activities during the six months ended June 30, 2018, consisted of the following:

•	$1,990,978 of cash used for the investment in an unconsolidated joint venture, net of distributions received from the unconsolidated joint venture of $530,100;

•	$67,886,062 of cash used relating to the acquisition of our multifamily properties;

•	$3,955,226 of cash used for improvements to real estate investments;

•	$2,600,000 of cash used for deposits for potential real estate acquisitions;

•	$203,300 of cash used for the acquisition of interest rate cap agreements; and

•	$176,926,493 of cash provided by the sales of real estate investments.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $198,787,645, compared to $36,049,805 during the six months ended June 30, 2017. The increase in cash flows used in financing activities is due primarily to the increase in principal repayments on mortgage notes payable, net of borrowings, in addition to the special distribution of $75,298,163 paid to stockholders. Net cash used in financing activities during the six months ended June 30, 2018, consisted of the following:

•
$55,257,443 of net cash used for mortgage notes payable, comprised of $148,490,527 of cash used for principal repayments, $94,482,000 of proceeds from mortgage notes payable and the payment of deferred financing costs of $1,248,916;

•	$38,410,500 of cash used for principal payments of the credit facility;

•	$175,575 of cash paid for the extinguishment of debt;

•	$100,944,127 of cash distributions; and

•	$4,000,000 of cash paid for the redemption of common stock.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At June 30, 2018, our debt was

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of June 30, 2018, we had indebtedness totaling an aggregate principal amount of $771,642,042, including the net premiums on certain notes payable of $428,855 and the net deferred financing costs of $4,996,189. The following is a summary of our contractual obligations as of June 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$211,818,596	$15,910,344	$59,382,410	$50,111,139	$86,414,703
Principal payments on outstanding debt obligations(2)	776,209,375	11,183,085	112,914,481	105,509,164	546,602,645
Total	$988,027,971	$27,093,429	$172,296,891	$155,620,303	$633,017,348
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2018. We incurred interest expense of $7,855,662 and $15,568,434 during the three and six months ended June 30, 2018, including amortization of deferred financing costs totaling $256,743 and $536,980, amortization of loan premiums of $48,326 and $174,140 and net unrealized losses (gains) from the change in fair value of interest rate cap agreements of $41,953 and $(85,307).

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of June 30, 2018 and December 31, 2017 we were in compliance with all of our financial and non-financial debt covenants.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2018 and 2017. The ability to compare one period to another is affected by the acquisitions and dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 39 as of June 30, 2018, from 65 as of June 30, 2017. Our results of operations compared to the prior year periods were primarily affected by the disposition of eight multifamily properties, the contribution of 20 multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture, the acquisition of two multifamily properties and our value-enhancement activity completed through June 30, 2018, as further discussed below.
Our results of operations for the three and six months ended June 30, 2018, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, the impact of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.” Throughout this Results of Operations discussion, references to the disposition of 28 multifamily properties includes the contribution of 20 multifamily properties to the joint venture.
Consolidated Results of Operations for the Three Months Ended June 30, 2018 and 2017
The following table summarizes the consolidated results of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2018	2017	Change $	Change %
Total revenues	$34,057,008	$55,118,406	$(21,061,398)	(38)%	$(21,798,412)	$737,014
Operating, maintenance and management	(9,059,224)	(14,339,889)	5,280,665	37%	5,926,722	(646,057)
Real estate taxes and insurance	(6,809,156)	(9,894,525)	3,085,369	31%	4,086,875	(1,001,506)
Fees to affiliates	(3,809,224)	(5,667,962)	1,858,738	33%	2,190,140	(331,402)
Depreciation and amortization	(11,311,894)	(18,048,070)	6,736,176	37%	6,794,663	(58,487)
Interest expense	(7,855,662)	(11,260,913)	3,405,251	30%	4,121,677	(716,426)
Loss on debt extinguishment	(271,790)	—	(271,790)	(100)%	—	(271,790)
General and administrative expenses	(1,732,470)	(1,563,620)	(168,850)	(11)%	164,581	(333,431)
Equity in loss from unconsolidated joint venture	(1,173,099)	—	(1,173,099)	100%	(1,173,099)	—
Net loss	$(7,965,511)	$(5,656,573)	$(2,308,938)	(41)%

NOI(3)	$17,235,069	$28,586,322	$(11,351,253)	(40)%
FFO(4)	$4,908,722	$12,391,497	$(7,482,775)	(60)%
MFFO(4)	$5,324,783	$12,587,633	$(7,262,850)	(58)%
________________

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, related to multifamily properties acquired or disposed of on or after April 1, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, related to multifamily properties owned by us throughout both periods presented.

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

Net loss
For the three months ended June 30, 2018, we had a net loss of $7,965,511, compared to a net loss of $5,656,573 for the three months ended June 30, 2017. The increase in net loss of $2,308,938 over the comparable prior year period was primarily due to the decrease in total revenues of $21,061,398, the increase in loss on debt extinguishment of $271,790, the increase in general and administrative expenses of $168,850 and the increase in equity in losses of unconsolidated joint venture of $1,173,099, partially offset by the decrease in operating, maintenance and management expenses of $5,280,665, the decrease in real estate taxes and insurance of $3,085,369, the decrease in fees to affiliates of $1,858,738, the decrease in depreciation and amortization expense of $6,736,176 and the decrease in interest expense of $3,405,251. Our results of operations were primarily impacted by the disposition of 28 multifamily properties and acquisition of two multifamily properties since June 30, 2017.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2018, were $34,057,008, compared to $55,118,406 for the three months ended June 30, 2017. The decrease of $21,061,398 was primarily due to our total number of units decreasing by 6,087 from 16,709 at June 30, 2017, to 10,622 at June 30, 2018, as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. Additionally, average occupancy increased from 94.1% at June 30, 2017, to 94.8% at June 30, 2018. The average monthly rent for our property portfolio increased from $1,032 at June 30, 2017, to $1,049 at June 30, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects. We expect rental income and tenant reimbursements

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

to increase in future periods as a result of the two multifamily properties acquired during the three months ended June 30, 2018 having a full period of ownership, ordinary monthly rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended June 30, 2018, were $9,059,224, compared to $14,339,889 for the three months ended June 30, 2017. The decrease of $5,280,665 was primarily due to a decrease of $5,926,722 as a result of the disposition of 28 multifamily properties, partially offset by the two multifamily properties acquired subsequent to June 30, 2017. Additionally, the increase of $646,057 at the multifamily properties held throughout both periods was primarily due to increases in repairs and maintenance, utilities turnover expenses and wages and salaries during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2018, were $6,809,156, compared to $9,894,525 for the three months ended June 30, 2017. The decrease of $3,085,369 was due primarily to a decrease of $4,086,875 as a result of the disposition of 28 multifamily properties, partially offset by the two multifamily properties acquired subsequent to June 30, 2017. Additionally, the increase of $1,001,506 at the properties held throughout both periods was primarily due to increased assessed values at certain of our properties resulting in higher property taxes. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2018 were $3,809,224 compared to $5,667,962, for the three months ended June 30, 2017. The decrease of $1,858,738 was primarily due to the decrease of investment management fees and property management fees as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. We expect fees to affiliates to decrease in future periods as a result of continued lower property management fees and investment management fees incurred on a smaller portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2018, were $11,311,894, compared to $18,048,070 for the three months ended June 30, 2017. The decrease of $6,736,176 was primarily due to the net decrease in depreciable and amortizable assets of $488,406,917 as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2018, was $7,855,662, compared to $11,260,913 for the three months ended June 30, 2017. The decrease of $3,405,251 was primarily due to a net decrease of $441,513,265 in our total notes payable balance as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017 and increases in the London Inter-bank Offered Rate, or LIBOR, from June 30, 2017, to June 30, 2018, that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2018, was $271,790, compared to $0 for the three months ended June 30, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt at two multifamily properties during the three months ended June 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2018, were $1,732,470, compared to $1,563,620 for the three months ended June 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $168,850 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the three months ended June 30, 2018. Similar activity did not occur during the three months ended June 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended June 30, 2018, was $1,173,099 compared to $0 for the three months ended June 30, 2017. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. We expect the equity in loss from unconsolidated joint venture to increase in future periods once the joint venture has a full period of operations.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2018 and 2017
The following table summarizes the consolidated results of operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2018	2017	Change $	Change %
Total revenues	$69,511,934	$109,398,670	$(39,886,736)	(36)%	$(41,318,811)	$1,432,075
Operating, maintenance and management	(18,478,862)	(28,416,090)	9,937,228	35%	11,275,572	(1,338,344)
Real estate taxes and insurance	(12,672,478)	(19,707,271)	7,034,793	36%	8,073,634	(1,038,841)
Fees to affiliates	(7,741,290)	(11,289,985)	3,548,695	31%	4,174,588	(625,893)
Depreciation and amortization	(22,202,690)	(36,001,793)	13,799,103	38%	13,904,989	(105,886)
Interest expense	(15,568,434)	(22,108,949)	6,540,515	30%	7,615,965	(1,075,450)
Loss on debt extinguishment	(2,282,246)	—	(2,282,246)	(100)%	(2,010,457)	(271,789)
General and administrative expenses	(3,683,967)	(3,176,030)	(507,937)	(16)%	(131,550)	(376,387)
Equity in loss from unconsolidated joint venture	(2,814,504)	—	(2,814,504)	(100%)	(2,814,504)	—
Gain on sales of real estate, net	81,247,054	—	81,247,054	100%	81,247,054	—
Net income (loss)	$65,314,517	$(11,301,448)	$76,615,965	678%

NOI(3)	$36,297,996	$56,862,628	$(20,564,632)	(36)%
FFO(4)	$9,836,858	$24,700,345	$(14,863,487)	(60)%
MFFO(4)	$12,334,929	$25,216,434	$(12,881,505)	(51)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, related to multifamily properties acquired or disposed of on or after January 1, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, related to multifamily properties owned by us throughout both periods presented.

(3)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(4)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net income (loss)
For the six months ended June 30, 2018, we had a net income of $65,314,517 compared to a net loss of $11,301,448 for the six months ended June 30, 2017. The increase in net income of $76,615,965 over the comparable prior year period was primarily due to the increase in gain on sales of real estate, net of $81,247,054, the decrease in operating, maintenance and management expenses of $9,937,228, the decrease in real estate taxes and insurance of $7,034,793, the decrease in fees to affiliates of $3,548,695, the decrease in depreciation and amortization expense of $13,799,103 and the decrease in interest expense of $6,540,515, partially offset by the decrease in total revenues of $39,886,736, the increase in loss on debt

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

extinguishment of $2,282,246, the increase in general and administrative expenses of $507,937 and the increase in equity in loss of unconsolidated joint venture partner of $2,814,504. Our results of operations were primarily impacted by the disposition of 28 multifamily properties and the acquisition of two multifamily properties since June 30, 2017.
Total revenues
Rental income and tenant reimbursements for the six months ended June 30, 2018, were $69,511,934, compared to $109,398,670 for the six months ended June 30, 2017. The decrease of $39,886,736 was primarily due to our total number of units decreasing by 6,087 from 16,709 at June 30, 2017, to 10,622 at June 30, 2018, as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. Additionally, the average occupancy increased from 94.1% at June 30, 2017, to 94.8% at June 30, 2018. The average monthly rent for our property portfolio increased from $1,032 at June 30, 2017, to $1,049 at June 30, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects. We expect rental income and tenant reimbursements to increase in future periods as a result of the two multifamily properties acquired during the six months ended June 30, 2018 having a full period of ownership, ordinary monthly rent increases and, to a lesser extent, the continuing impact of value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the six months ended June 30, 2018, were $18,478,862, compared to $28,416,090 for the six months ended June 30, 2017. The decrease of $9,937,228 was primarily due to a net decrease of $11,275,572 as a result of the disposition of 28 multifamily properties, partially offset by the two multifamily properties acquired subsequent to June 30, 2017. Additionally, the increase of $1,338,344 at the properties held throughout both periods was primarily due to increased repairs and maintenance, utilities and wages and salaries during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2018, were $12,672,478, compared to $19,707,271 for the six months ended June 30, 2017. The decrease of $7,034,793 was primarily due to a decrease of $8,073,634 related to the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. Additionally, the increase of $1,038,841 at the properties held throughout both periods was primarily due to increased assessed values at certain of our properties resulting in higher property taxes. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2018, were $7,741,290, compared to $11,289,985 for the six months ended June 30, 2017. This decrease of $3,548,695 was primarily due to the decrease of investment management fees and property management fees as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2018, were $22,202,690, compared to $36,001,793 for the six months ended June 30, 2017. The decrease of $13,799,103 was primarily due to the net decrease in depreciable and amortizable assets of $488,406,917 as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the six months ended June 30, 2018, was $15,568,434, compared to $22,108,949 for the six months ended June 30, 2017. The decrease of $6,540,515 was primarily due to a net decrease of $441,513,265 in our total notes payable balance as a result of the disposition of 28 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to June 30, 2017 and increases in LIBOR from June 30, 2017, to June 30, 2018, that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2018, was $2,282,246, compared to $0 for the six months ended June 30, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of 11 multifamily properties and repayment of notes payable at two multifamily properties during the six months ended June 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the six months ended June 30, 2018, were $3,683,967, compared to $3,176,030 for the six months ended June 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The increase of $507,937 was primarily due to costs incurred related to the refinancing of certain mortgage notes payable during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, in addition to increases in acquisition expenses that did not meet the criteria for capitalization under ASU 2017-01. We expect general and administrative expenses to decrease as a percentage of total revenues.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the six months ended June 30, 2018, was $2,814,504 compared to $0 for the six months ended June 30, 2017. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. We expect the equity in loss from unconsolidated joint venture to increase in future periods once the joint venture has a full period of operations and because the second closing of properties occurred on January 31, 2018.
Gain on sales of real estate
Gain on sales of real estate for the six months ended June 30, 2018, was $81,247,054 compared to $0 for the six months ended June 30, 2017. The gain on sales of real estate consists of the gain recognized on the disposition of 11 multifamily properties during the three months ended June 30, 2018, net of state taxes related to properties sold in the states of Tennessee and Texas. No multifamily property dispositions occurred during the six months ended June 30, 2017. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Property Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
For purposes of evaluating comparative operating performance, we categorize properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2017 and June 30, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2017. As of June 30, 2018, 37 properties were categorized as same-store properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$32,669,519	$32,188,862	$480,657	1%
Operating expenses	16,595,276	14,934,560	1,660,716	11%
NOI	16,074,243	17,254,302	(1,180,059)	(7)%

Non-same-store properties:
NOI	1,160,826	11,332,020	(10,171,194)

Total NOI(1)	$17,235,069	$28,586,322	$(11,351,253)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2018, was $16,074,243, compared to $17,254,302 for the three months ended June 30, 2017. The 7% decrease in same-store net operating income was primarily due to a 1% increase in same-store rental revenues offset by a 11% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended June 30, 2018, were $32,669,519, compared to $32,188,862 for the three months ended June 30, 2017. The 1% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $1,028 as of June 30, 2017, to $1,034 as of June 30, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects and an increase in occupancy at the same-store properties from 93.9% as of June 30, 2017, to 95.0% as of June 30, 2018.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2018, were $16,595,276, compared to $14,934,560 for the three months ended June 30, 2017. The 11% increase in same-store operating expenses was primarily due to increased real estate taxes and to a lesser extent increased payroll expenses and repairs and maintenance expenses for the three months ended June 30, 2018, relative to the comparable prior year period.
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
The following is a reconciliation of our NOI to net income (loss) for the three and six months ended June 30, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(7,965,511)	$(5,656,573)	$65,314,517	$(11,301,448)
Fees to affiliates(1)	2,544,340	3,567,979	5,128,601	7,149,134
Depreciation and amortization	11,311,894	18,048,070	22,202,690	36,001,793
Interest expense	7,855,662	11,260,913	15,568,434	22,108,949
Loss on debt extinguishment	271,790	—	2,282,246	—
General and administrative expenses	1,732,470	1,563,620	3,683,967	3,176,030
Gain on sales of real estate, net	—	—	(81,247,054)	—
Adjustments for investment in unconsolidated joint venture(2)	1,917,326	—	4,234,502	—
Other gains(3)	(432,902)	(197,687)	(869,907)	(271,830)
Net operating income	$17,235,069	$28,586,322	$36,297,996	$56,862,628
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2018, excludes property management fees of $978,620 and $2,003,352 and other fees of $286,264 and $609,337, respectively, that are included in NOI. Fees to affiliates for

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

the three and six months ended June 30, 2017 excludes property management fees of $1,624,548 and $3,231,084 and other fees of $475,435 and $909,767, respectively, that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the three and six months ended June 30, 2018 and 2017 include non-recurring insurance proceeds and interest income that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01. For the acquisitions made during 2018 and any future acquisitions, ASU 2017-01 requires a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net loss to MFFO:	2018	2017	2018	2017
Net income (loss)	$(7,965,511)	$(5,656,573)	$65,314,517	$(11,301,448)
Depreciation of real estate assets	10,989,153	18,009,778	21,841,657	35,925,209
Amortization of lease-related costs	322,741	38,292	361,033	76,584
Gain on sales of real estate, net	—	—	(81,247,054)	—
Adjustments for investment in unconsolidated joint venture(1)	1,562,339	—	3,566,705	—
FFO	4,908,722	12,391,497	9,836,858	24,700,345
Acquisition expenses(2)(3)	102,318	—	301,132	—
Unrealized loss (gain) on derivative instruments	41,953	196,136	(85,307)	516,089
Loss on debt extinguishment	271,790	—	2,282,246	—
MFFO	$5,324,783	$12,587,633	$12,334,929	$25,216,434
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

(3)
Acquisition expenses for the three and six months ended June 30, 2018 of $102,318 and $301,132 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations. No acquisition expenses were incurred for each of the three and six months ended June 30, 2017.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2018, the fair value of our fixed rate debt was $365,969,761 and the carrying value of our fixed rate debt was $380,336,866. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2018, the fair value of our variable rate debt was $398,533,694 and the carrying value of our variable rate debt was $391,305,176. Based on interest rates as of June 30, 2018, if interest rates were 100 basis points higher during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase by $3,995,988 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2019, interest expense on the variable rate debt would decrease by $3,997,153.
At June 30, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.96% and 4.24%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.10% at June 30, 2018. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2018 where applicable.

PART I — FINANCIAL INFORMATION (continued)

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2018 were not in excess of the capped rates. See also Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
During the three months ended June 30, 2018, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

PART II—OTHER INFORMATION (continued)

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Be /Redeemed Under the Program
April 2018	113,202	—	$—	(5)
May 2018	541,610	218,011	9.17	(5)
June 2018	300,481	—	—	(5)
	955,293	218,011	$9.17
____________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. We suspended our share repurchase program effective April 28, 2018. Our board of directors subsequently decided to reinstate and amend the share repurchase program effective May 20, 2018. Due to the suspension and subsequent reinstatement of the share repurchase program, valid repurchase requests received during the three months ended March 31, 2018, were honored on May 31, 2018. On July 31, 2018, we repurchased 218,555 shares of our common stock for a total repurchase value of $2,000,000, or $9.15 per share, pursuant to our share repurchase program.

(2) We are not obligated to repurchase shares under the share repurchase program.

(3)	Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the share repurchase price for stockholders who have held their shares for at least one year;

•	95.0% of the share repurchase price for stockholders who have held their shares for at least two years;

•	97.5% of the share repurchase price for stockholders who have held their shares for at least three years; and

•	100.0% of the share repurchase price for stockholders who have held their shares for at least four years.
Effective May 20, 2018, the “share repurchase price” is equal to 93% of the most recently determined estimated value per share less reductions due to the holding period for shares and other events specified in the share repurchase program. Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death or “qualifying disability” will be equal to the average issue price per share for all of the stockholder’s shares purchased from us.

(4)	For the three months ended June 30, 2018, the sources of the cash used to redeem shares were 100% from existing cash and cash equivalents.
(5) The number of shares that may be redeemed pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted-average number of shares outstanding during the prior calendar year and the value of the shares repurchased shall not exceed $2,000,000 in any quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

PART II—OTHER INFORMATION (continued)

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Multifamily Loan and Security Agreement, made as of May 31, 2018, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.2
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 31, 2018, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.3
Assignment of Management Agreement and Subordination of Management Fees, dated as of May 31, 2018, by and among SIR Oak Crossing, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.4
Guaranty, dated as of May 31, 2018, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.5
Multifamily Note, made as of May 31, 2018, by SIR Oak Crossing, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

PART II—OTHER INFORMATION (continued)

10.6
Multifamily Loan and Security Agreement, made as of May 31, 2018, by and between SIR Carrington Park, LLC and PNC Bank, National Association (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.7
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 31, 2018, by and between SIR Carrington Park, LLC and PNC Bank, National Association (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.8
Assignment of Management Agreement and Subordination of Management Fees, dated as of May 31, 2018, by and among SIR Carrington Park, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.9
Guaranty, dated as of May 31, 2018, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.10
Multifamily Note, made as of May 31, 2018, by SIR Carrington Park, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.11
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of March 26, 2018, by and between Steadfast Asset Holdings, Inc. and BRE Jefferson St. Andrews Owner LLC, with First American Title Insurance Company as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.12
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of April 13, 2018, by and between Steadfast Asset Holdings, Inc. and BRE Jefferson St. Andrews Owner LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.13
Assignment and Assumption of Purchase Agreement, dated as of June 11, 2018, by and between Steadfast Asset Holdings, Inc. and SIR Jefferson, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.14
Property Management Agreement, entered into as of June 11, 2018, by and between Steadfast Management Company, Inc. and SIR Jefferson, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.15
Construction Management Services Agreement, entered into as of June 11, 2018, by and between SIR Jefferson, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.16
Assumption and Release Agreement, entered into as of June 11, 2018, by and between BRE Jefferson St. Andrews Owner, LLC, SIR Jefferson, LLC, BRE Imagination Holdco LLC, Steadfast Income REIT, Inc. and Fannie Mae (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

PART II—OTHER INFORMATION (continued)

10.17
First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents, entered into as of June 11, 2018, by and between SIR Jefferson, LLC and Fannie Mae (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.18
Interest Rate Cap Reserve and Security Agreement, entered into as of June 11, 2018, by and between SIR Jefferson, LLC and Fannie Mae (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.19
Multifamily Loan and Security Agreement dated as of October 31, 2017 by and between BRE Jefferson St. Andrews Owner LLC and Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.20
Multifamily Note dated as of October 31, 2017, by BRE Jefferson St. Andrews Owner LLC for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.21
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 31, 2017, by BRE Jefferson St. Andrews Owner LLC for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.22
Guaranty of Non-Recourse Obligations dated as of October 31, 2017, by BRE Imagination Holdco LLC (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.23
Environmental Indemnity Agreement dated as of October 31, 2017, by BRE Jefferson St. Andrews Owner LLC for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

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

PART II—OTHER INFORMATION (continued)

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

Steadfast Income REIT, Inc.
Date:	August 10, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 10, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)