Form 10-Q
period 2018-09-30
Steadfast Income REIT, Inc.
filed 2018-11-09
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2018, there were 74,650,288 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$126,002,217	$106,932,041
Building and improvements	1,037,152,532	916,068,353
Tenant origination and absorption costs	1,766,904	—
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,167,565,916	1,025,644,657
Less accumulated depreciation and amortization	(216,584,185)	(182,081,988)
Total real estate held for investment, net	950,981,731	843,562,669
Real estate held for sale, net	—	183,152,661
Total real estate, net	950,981,731	1,026,715,330
Cash and cash equivalents	97,309,038	171,228,485
Restricted cash	15,576,439	31,005,231
Investment in unconsolidated joint venture	13,818,724	8,133,156
Rents and other receivables	2,280,501	2,737,800
Assets related to real estate held for sale	—	2,862,292
Other assets	2,321,271	3,258,584
Total assets	$1,082,287,704	$1,245,940,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$30,124,758	$28,004,830
Notes payable:
Mortgage notes payable, net	721,917,291	625,302,105
Credit facility, net	52,333,769	90,222,098
Notes payable related to real estate held for sale, net	—	160,261,735
Total notes payable, net	774,251,060	875,785,938
Distributions payable	3,411,890	4,595,301
Due to affiliates	1,537,339	1,967,129
Liabilities related to real estate held for sale	—	4,939,907
Total liabilities	809,325,047	915,293,105
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 74,868,939 and 75,479,409 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	748,690	754,794
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	658,186,441	664,110,915
Cumulative distributions and net losses	(385,972,484)	(334,217,946)
Total stockholders’ equity	272,962,657	330,647,773
Total liabilities and stockholders’ equity	$1,082,287,704	$1,245,940,878
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$31,885,583	$49,068,474	$93,133,369	$146,047,621
Tenant reimbursements and other	4,356,135	6,523,633	12,620,283	18,943,156
Total revenues	36,241,718	55,592,107	105,753,652	164,990,777
Expenses:
Operating, maintenance and management	10,457,329	16,392,711	28,936,191	44,808,803
Real estate taxes and insurance	5,657,098	9,275,615	18,329,576	28,982,886
Fees to affiliates	4,113,139	5,682,920	11,854,429	16,972,905
Depreciation and amortization	12,579,032	17,850,748	34,781,722	53,852,540
Interest expense	8,452,962	11,655,008	24,021,396	33,763,957
Loss on debt extinguishment	—	401,674	2,282,247	401,674
General and administrative expenses	1,151,340	2,042,856	4,835,308	5,218,885
Total expenses	42,410,900	63,301,532	125,040,869	184,001,650
Loss before other (expense) income	(6,169,182)	(7,709,425)	(19,287,217)	(19,010,873)
Other (expense) income:
Equity in loss from unconsolidated joint venture	(287,540)	—	(3,102,044)	—
Gain on sales of real estate, net	—	5,382,847	81,247,054	5,382,847
Total other (expense) income	(287,540)	5,382,847	78,145,010	5,382,847
Net (loss) income	$(6,456,722)	$(2,326,578)	$58,857,793	$(13,628,026)
(Loss) income per common share — basic and diluted	$(0.09)	$(0.03)	$0.78	$(0.18)
Weighted average number of common shares outstanding — basic	74,928,285	75,707,400	75,164,006	75,884,934
Weighted average number of common shares outstanding — diluted	74,940,350	75,707,400	75,176,774	75,884,934
Distributions declared per common share	$0.140	$0.181	$1.470	$0.536
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	76,202,862	$762,029	1,000	$10	$672,018,194	$(352,351,990)	$320,428,243
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(730,953)	(7,310)	—	—	(7,992,690)	—	(8,000,000)
Distributions declared	—	—	—	—	—	(54,339,823)	(54,339,823)
Amortization of stock-based compensation	—	—	—	—	85,486	—	85,486
Net income for the year ended December 31, 2017	—	—	—	—	—	72,473,867	72,473,867
BALANCE, December 31, 2017	75,479,409	754,794	1,000	10	664,110,915	(334,217,946)	330,647,773
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(617,970)	(6,179)	—	—	(5,993,821)	—	(6,000,000)
Distributions declared	—	—	—	—	—	(110,612,331)	(110,612,331)
Amortization of stock-based compensation	—	—	—	—	69,422	—	69,422
Net income for the nine months ended September 30, 2018	—	—	—	—	—	58,857,793	58,857,793
BALANCE, September 30, 2018	74,868,939	$748,690	1,000	$10	$658,186,441	$(385,972,484)	$272,962,657
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$58,857,793	$(13,628,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,781,722	53,852,540
Amortization of deferred financing costs	799,989	1,410,865
Amortization of stock-based compensation	69,422	68,191
Amortization of loan premiums	(222,466)	(930,922)
Change in fair value of interest rate cap agreements	(103,506)	606,690
Gain on sales of real estate	(81,247,054)	(5,382,847)
Loss on debt extinguishment	2,282,247	401,674
Insurance claim recoveries	(1,005)	(45,660)
Loss on disposal of building and improvements	427	14,613
Gain on short-term investments	—	(278,883)
Equity in loss from unconsolidated joint venture	3,102,044	—
Changes in operating assets and liabilities:
Rents and other receivables	457,299	(47,527)
Other assets	1,244,119	1,253,864
Accounts payable and accrued liabilities	358,873	(699,621)
Due to affiliates	(427,837)	(723,313)
Net cash provided by operating activities	19,952,067	35,871,638
Cash Flows from Investing Activities:
Proceeds from short-term investments	—	30,363,633
Cash contributions to unconsolidated joint venture	(2,931,578)	—
Cash distributions from unconsolidated joint venture	530,100	—
Acquisition of real estate investments	(67,886,062)	—
Additions to real estate investments	(6,754,330)	(12,311,010)
Escrow deposits for pending real estate acquisitions	(2,600,000)	—
Purchase of interest rate cap agreements	(203,300)	(37,350)
Proceeds from sales of real estate, net	176,926,493	10,582,230
Proceeds from insurance claims	1,005	45,660
Net cash provided by investing activities	97,082,328	28,643,163
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	106,482,000	303,751
Principal payments on mortgage notes payable	(158,021,981)	(7,796,360)
Principal payments on credit facility	(38,410,500)	—
Payment of deferred financing costs	(1,323,128)	(44,866)
Payment of debt extinguishment costs	(175,575)	—
Distributions to common stockholders	(111,795,742)	(40,859,650)
Repurchase of common stock	(6,000,000)	(6,000,000)
Net cash used in financing activities	(209,244,926)	(54,397,125)
Net (decrease) increase in cash, cash equivalents and restricted cash	(92,210,531)	10,117,676
Cash, cash equivalents and restricted cash, beginning of period	205,096,008	93,777,878
Cash, cash equivalents and restricted cash, end of period	$112,885,477	$103,895,554

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,639,700	$32,497,952
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(1,183,411)	$(167,021)
Assumption of mortgage notes payable to acquire real estate	$65,000,000	$—
Application of escrow deposits to acquire real estate	$2,600,000	$—
Mortgage notes payable assumed by buyer in connection with property sales	$(67,140,194)	$—
Assets and liabilities deconsolidated in connection with the Second Closing Properties:
Real estate, net	$(98,350,076)	$—
Notes payable, net	$76,336,778	$—
Restricted cash	$(913,408)	$—
Accounts payable and accrued liabilities	$674,912	$—
Decrease in accounts payable and accrued liabilities from additions to investment in unconsolidated joint venture	$(398,817)	$—
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(122,517)	$(444,078)
Decrease in due to affiliates from additions to real estate investments	$(1,953)	$(2,121)

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

1. Organization and Business
Steadfast Income REIT, Inc. (the “Company”) was formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust (“REIT”). On June 12, 2009, the Company was initially capitalized pursuant to the sale of 22,223 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $9.00 per share for an aggregate purchase price of $200,007. On July 10, 2009, Steadfast Income Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on May 1, 2009, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 7 (Stockholders’ Equity).
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of September 30, 2018, the Company owned 39 multifamily properties comprising a total of 10,622 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties, and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes.
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
The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective with distributions earned beginning on December 1, 2014. Through December 1, 2014, the Company sold 76,095,116 shares of common stock in the Public Offering for gross offering proceeds of $769,573,363, including 4,073,759 shares of common stock issued pursuant to the DRP for gross offering proceeds of $39,580,847.
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
September 30, 2018
(unaudited)

common stock of $10.84 as of December 31, 2017, less the special distribution of $1.00 per share of common stock that was paid to stockholders of record as of the close of business on April 20, 2018.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The term of the Advisory Agreement expires on November 15, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Interest rate cap agreements - The Company has entered into certain interest rate cap agreements. These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$358,452	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$51,646	$—
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2018 and December 31, 2017, the fair value of the notes payable was $762,196,690 and $878,004,294, respectively, compared to the carrying value of $774,251,060 and $875,785,938, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of September 30, 2018 and December 31, 2017, the Company had a restricted cash balance of $15,576,439 and $31,005,231, respectively, which represents $0 and $17,197,810 of cash proceeds from property sales that are being held by qualified intermediaries as of September 30, 2018 and December 31, 2017, respectively, and $15,576,439 and $13,807,421 set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of September 30, 2018 and December 31, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

	September 30,
	2018	2017
Cash and cash equivalents	$97,309,038	$80,224,237
Restricted cash	15,576,439	23,671,317
Total cash, cash equivalents and restricted cash	$112,885,477	$103,895,554
The beginning of period restricted cash balance for the nine months ended September 30, 2018 and 2017, includes $2,862,292 and $12,086,960 that is included in assets related to real estate held for sale as of December 31, 2017 and 2016, respectively, on the accompanying consolidated balance sheet. All such amounts were disposed of in conjunction with the property sales during the nine months ended September 30, 2018 and year ended December 31, 2017.
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
Distribution Policy
The Company has elected to be taxed as, and qualifies as, a REIT beginning with its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, were based on daily record dates and calculated at a rate of $0.001964 per share per day, $0.001683, and $0.001519 per share per day, respectively. Distributions during the nine months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.001964 per share per day. Each day during the nine months ended September 30, 2018 and 2017, was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2018, the Company declared aggregate distributions of $0.140 and $1.470 per common share, respectively, including a special distribution the Company’s board of directors declared in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2018. During the three and nine months ended September 30, 2017, the Company declared distributions of $0.181 and $0.536 per common share, respectively.
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
September 30, 2018
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
September 30, 2018
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and believes that rents and other receivables in its consolidated balance sheets may be impacted by the adoption of ASU 2016-13.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires modified retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2014-09 and ASU 2017-05 on January 1, 2018, and experienced an impact on the gain recognized related to the sale of the Second Closing Properties (as defined in Note 3 (Real Estate)). The sale of the Second Closing Properties is considered a partial sale and the Company no longer controlled the Second Closing Properties after the sale. The retained noncontrolling interest was recognized at fair value and a full gain on the sale was recognized under ASU 2014-09.
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
September 30, 2018
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

3. Real Estate
Property Acquisitions
During the nine months ended September 30, 2018, the Company acquired each of the following two properties through Section 1031 exchanges:

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
As of September 30, 2018, the Company owned 39 multifamily properties encompassing in the aggregate 10,622 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of the Company’s real estate portfolio was $1,131,486,219. As of September 30, 2018 and December 31, 2017, the Company’s portfolio was approximately 94.2% and 93.8% occupied and the average monthly rent was $1,058 and $1,037, respectively.
As of September 30, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2018
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$126,002,217	$1,037,152,532	$1,766,904	$2,644,263	$1,167,565,916	$—
Less: Accumulated depreciation and amortization	—	(214,602,209)	(1,167,901)	(814,075)	(216,584,185)	—
Net investments in real estate and related lease intangibles	$126,002,217	$822,550,323	$599,003	$1,830,188	$950,981,731	$—

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$106,932,041	$916,068,353	$—	$2,644,263	$1,025,644,657	$222,652,327
Less: Accumulated depreciation and amortization	—	(181,382,789)	—	(699,199)	(182,081,988)	(39,499,666)
Net investments in real estate and related lease intangibles	$106,932,041	$734,685,564	$—	$1,945,064	$843,562,669	$183,152,661

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Depreciation and amortization expenses were $12,579,032 and $34,781,722 for the three and nine months ended September 30, 2018, and $17,850,748 and $53,852,540 for the three and nine months ended September 30, 2017, respectively.
Depreciation of the Company’s buildings and improvements was $11,657,288 and $33,498,945 for the three and nine months ended September 30, 2018, and $17,812,456 and $53,737,664 for the three and nine months ended September 30, 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $883,452 and $1,167,901 for the three and nine months ended September 30, 2018, respectively. There was no amortization of the Company’s tenant origination and absorption costs for the three and nine months ended September 30, 2017. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets was $38,292 and $114,876 for the three and nine months ended September 30, 2018, and $38,292 and $114,876 for the three and nine months ended September 30, 2017, respectively.
The future amortization of the Company’s acquired other intangible assets as of September 30, 2018, and thereafter is as follows:

October 1 through December 31, 2018	$38,292
2019	153,168
2020	153,168
2021	153,168
2022	153,168
Thereafter	1,179,224
$1,830,188
Operating Leases
As of September 30, 2018, the Company’s real estate portfolio comprised 10,622 residential apartment homes and was 95.7% leased by a diverse group of residents. For each of the three and nine months ended September 30, 2018 and 2017, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 0.67 to 6.50 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,068,718 and $3,339,602 as of September 30, 2018 and December 31, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of September 30, 2018, and thereafter is as follows:

October 1 through December 31, 2018	$65,260
2019	180,858
2020	74,313
2021	76,535
2022	78,844
Thereafter	185,501
$661,311
As of September 30, 2018 and December 31, 2017, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
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
September 30, 2018
(unaudited)

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
The results of operations for the three and nine months ended September 30, 2018 and 2017, for the disposed properties through the date of sale, including the properties contributed to the Joint Venture, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$(83,205)	$20,168,594	$2,451,700	$59,934,648
Tenant reimbursements and other	(39,839)	2,721,063	380,654	8,149,055
Total revenues	(123,044)	22,889,657	2,832,354	68,083,703
Expenses:
Operating, maintenance and management	26,821	7,175,202	976,214	19,550,509
Real estate taxes and insurance	(11,444)	4,183,092	309,609	12,735,473
Fees to affiliates	(9,858)	899,703	124,449	2,655,951
Depreciation and amortization	—	7,237,313	279,432	22,089,398
Interest expense	610	4,657,196	681,932	13,254,366
Loss on debt extinguishment	—	401,674	2,010,457	401,674
General and administrative expenses	12,390	476,582	496,884	830,926
Total expenses	$18,519	$25,030,762	$4,878,977	$71,518,297

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

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
As of September 30, 2018 and December 31, 2017, the book value of the Company’s investment in the Joint Venture was $13,818,724 and $8,133,156, respectively, which includes $7,640,166 and $5,515,754 of outside basis difference. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the three and nine months ended September 30, 2018, $60,294 and $534,592, respectively, of amortization of this basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. There was no amortization of the outside basis difference during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2018, the Company received distributions of $0 and $530,100 related to its investment in the Joint Venture, respectively. No distributions were received during the three and nine months ended September 30, 2017.
Unaudited financial information for the Joint Venture as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018, is summarized below:

	September 30, 2018	December 31, 2017
Assets:
Real estate assets, net	$493,559,514	$374,277,205
Other assets	24,455,288	15,328,440
Total assets	$518,014,802	$389,605,645
Liabilities and equity:
Notes payable, net	$341,031,466	$264,558,057
Other liabilities	24,727,834	11,525,292
Company’s capital	15,225,545	11,352,230
Other partner’s capital	137,029,957	102,170,066
Total liabilities and equity	$518,014,802	$389,605,645

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Revenues	$15,571,241	$44,783,429
Expenses	17,843,699	70,457,945
Net loss	$(2,272,458)	$(25,674,516)

Company’s proportional net loss	$(227,246)	$(2,567,452)
Amortization of outside basis	(60,294)	(534,592)
Equity in loss of unconsolidated joint venture	$(287,540)	$(3,102,044)
5. Other Assets
As of September 30, 2018 and December 31, 2017, other assets consisted of:

	September 30, 2018	December 31, 2017
Prepaid expenses	$1,131,689	$2,132,212
Interest rate cap agreements (Note 12)	358,452	51,646
Deposits	831,130	1,074,726
Other assets	$2,321,271	$3,258,584

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

6. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of September 30, 2018 and December 31, 2017:

	September 30, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	24	1/1/2019 - 10/1/2056	3.19%	5.75%	3.96%	$384,789,500
Mortgage notes payable - variable(1)	12	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.46%	341,231,672
Total mortgage notes payable, gross	36				4.20%	726,021,172
Premium, net(2)						380,529
Deferred financing costs, net(3)						(4,484,410)
Total mortgage notes payable, net						$721,917,291

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	32	4/1/2018 - 10/1/2056	3.19%	5.75%	3.89%	$416,673,854
Mortgage notes payable - variable(1)	14	10/1/2018 - 1/1/2026	1-Mo LIBOR +2.02%	1-Mo LIBOR + 2.50%	3.86%	372,481,000
Total mortgage notes payable, gross	46				3.87%	789,154,854
Premium, net(2)						673,653
Deferred financing costs, net(3)						(4,264,667)
Total mortgage notes payable, net						$785,563,840
_____________________________

(1)	See Note 12 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

(2)	Accumulated amortization related to debt premiums as of September 30, 2018 and December 31, 2017 was $1,000,240 and $2,468,041, respectively.

(3)	Accumulated amortization related to deferred financing costs as of September 30, 2018 and December 31, 2017 was $3,277,299 and $3,951,049, respectively.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into the Credit Agreement and a multifamily note with PNC Bank (the Credit Agreement, multifamily note, loan and security agreements, mortgages and guaranty entered into in connection with the credit facility are collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the properties set out in the schedule below (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the nine wholly-owned subsidiaries of the Company in favor of PNC Bank.
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
As of September 30, 2018 and December 31, 2017, the advances obtained under the credit facility are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	September 30, 2018	December 31, 2017
Carrington Park at Huffmeister	$—	$20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Oak Crossing	—	17,980,000
	52,656,750	91,067,250
Deferred financing costs, net on Credit Facility(2)	(322,981)	(845,152)
Credit Facility, net	$52,333,769	$90,222,098
___________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of September 30, 2018 and December 31, 2017, was $264,560 and $390,241, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2018:

		Remainder of 2018	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$778,677,922	$1,863,128	$59,341,242	$53,723,208	$73,499,260	$31,789,383	$558,461,701
_____________________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all financial and non-financial debt covenants.
For the three and nine months ended September 30, 2018, the Company incurred interest expense of $8,452,962 and $24,021,396, respectively. Interest expense for the three and nine months ended September 30, 2018, includes amortization of deferred financing costs of $263,009 and $799,989, amortization of loan premiums of $48,326 and $222,466 and net unrealized gain from the change in fair value of interest rate cap agreements of $18,199 and $103,506, respectively.
For the three and nine months ended September 30, 2017, the Company incurred interest expense of $11,655,008 and $33,763,957, respectively. Interest expense for the three and nine months ended September 30, 2017 includes amortization of deferred financing costs of $472,157 and $1,410,865, amortization of loan premiums of $313,645 and $930,922 and net unrealized loss from the change in fair value of interest rate cap agreements of $90,601 and $606,690, respectively.
Interest expense of $2,673,715 and $2,766,036 was payable as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
September 30, 2018
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to September 30, 2018, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for aggregate offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total offering proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the nine months ended September 30, 2018, and for the year ended December 31, 2017, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017

Nonvested shares at the beginning of the period	11,875	11,875
Granted shares	7,500	7,500
Vested shares	(8,125)	(7,500)
Nonvested shares at the end of the period	11,250	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the nine months ended September 30, 2018 and for the year ended December 31, 2017 is as follows:

Grant Year	Weighted Average Fair Value
2017	$11.65
2018	9.84
The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan, (as defined below).
Included in general and administrative expenses is $34,832 and $69,422 for the three and nine months ended September 30, 2018, and $38,131 and $68,191 for the three and nine months ended September 30, 2017, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.86 years as of September 30, 2018. As of September 30, 2018, the compensation expense related to the issuance of the restricted common stock not vested was $111,391.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
September 30, 2018
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
The Company’s board of directors elected to suspend the Company’s share repurchase program, effective April 28, 2018. The board of directors of the Company subsequently determined to reinstate and amend the terms of the Company’s share repurchase program, effective May 20, 2018. Pursuant to the amended and reinstated share repurchase program, the revised repurchase price is equal to 93% of the most recently publicly disclosed estimated value per share. From May 20, 2018 to September 30, 2018, the share repurchase price was $9.15 per share, which represents 93% of the estimated value per share of $9.84. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

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
September 30, 2018
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
During the three and nine months ended September 30, 2018, the Company repurchased a total of 218,555 and 617,970 shares with a total repurchase value of $2,000,000 and $6,000,000, respectively, and received net requests for the repurchase of 540,098 and 2,111,753 shares with a total net repurchase value of $4,927,921 and $18,790,955, respectively. During the three and nine months ended September 30, 2017, the Company redeemed a total of 178,700 and 542,881 shares with a total repurchase value of $2,000,000 and $6,000,000, respectively, and received net requests for the repurchase of 974,696 and 1,997,597 shares with a total net repurchase value of $11,150,165 and $22,891,881. As of September 30, 2018 and 2017, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases (discussed below) were 4,594,502 shares and 2,765,053 shares, respectively, with a total net repurchase value of $42,426,793 and $32,016,930, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. To the extent that repurchase requests exceed the Company’s limitations on repurchases or the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority is given to repurchase requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests are honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall repurchases under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of September 30, 2018, the Company has recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the three months ended September 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock, were calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

per share of common stock and were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Additionally, on April 16, 2018, the Company’s board of directors declared a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018. Distributions declared for the three and nine months ended September 30, 2018, were $10,472,649 and $110,612,331, respectively, all of which were attributable to cash distributions.
Distributions declared for the three and nine months ended September 30, 2017, were $13,681,897 and $40,692,629, all of which were attributable to cash distributions.
As of September 30, 2018 and December 31, 2017, $3,411,890 and $4,595,301 in distributions declared were payable.
Distributions Paid
For the three and nine months ended September 30, 2018, the Company paid cash distributions of $10,851,615 and $111,795,742, which related to distributions declared for each day in the period from June 1, 2018 through August 31, 2018, and December 1, 2017 through August 31, 2018, respectively, inclusive of the special distribution in the amount of $75,298,163 paid on May 2, 2018, to stockholders of record as of the close of business on April 20, 2018. All such distributions were paid in cash.
For the three and nine months ended September 30, 2017, the Company paid cash distributions of $13,692,248 and $40,859,650, which related to distributions declared for each day in the period from June 1, 2017 through August 31, 2017, and December 1, 2016 through August 31, 2017, respectively. All such distributions were paid in cash.
8. Earnings (Loss) Per Share
The following table presents a reconciliation of net income (loss) attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to the Company	$(6,456,722)	$(2,326,578)	$58,857,793	$(13,628,026)
Less: dividends declared on participating securities	1,784	2,419	5,997	7,177
Net income (loss) attributable to common stockholders	(6,458,506)	(2,328,997)	58,851,796	(13,635,203)
Weighted average common shares outstanding — basic	74,928,285	75,707,400	75,164,006	75,884,934
Weighted average common shares outstanding — diluted	74,940,350	75,707,400	75,176,774	75,884,934
Earnings (loss) per common share — basic and diluted	$(0.09)	$(0.03)	$0.78	$(0.18)
For the three and nine months ended September 30, 2017, the Company excluded all unvested restricted common shares outstanding issued to the Company’s independent directors from the calculation of diluted loss per common share as the effect would have been antidilutive.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2018 and 2017, and amounts that are payable (prepaid) to the Advisor and its affiliates as of September 30, 2018 and December 31, 2017, are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$2,543,225	$3,573,959	$7,309,666	$10,723,093	$20,041	$—
Acquisition expenses(2)	7,415	—	230,732	—	—	—
Property management:
Fees(1)	1,035,326	1,640,754	3,038,678	4,871,838	348,243	402,315
Reimbursement of onsite personnel(3)	3,383,288	4,978,529	9,469,655	14,317,706	991,220	772,584
Other fees(1)	474,588	468,207	1,083,925	1,377,974	34,197	44,981
Other fees - property operations(3)	27,993	72,353	70,386	155,259	—	—
Other fees - G&A(2)	37,028	28,591	71,754	99,016	—	—
Other operating expenses(2)	129,426	248,051	805,175	898,494	137,025	87,221
Disposition fees(4)	—	601,125	3,841,050	601,125	—	566,625
Disposition transaction costs(4)	—	15,469	67,464	15,469	—	—
Loan coordination fee(1)	60,000	—	422,160	—	—	86,675
Property insurance(5)	503,734	612,878	1,131,915	737,063	(72,161)	(160,942)
Insurance proceeds(6)	—	—	—	(102,147)	—	—
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(7)	43,739	159,345	109,212	421,063	4,474	6,431
Reimbursement of labor costs(7)	29,392	62,966	64,829	193,830	2,139	297
Capital expenditures(7)	1,500	15,202	39,680	53,882	—	—
Capitalized costs on investment in unconsolidated joint venture(8)	—	—	58,386	—	—	—
Acquisition expenses(9)	—	—	245,048	—	—	—
Acquisition fees(9)	—	—	705,722	—	—	—
	$8,276,654	$12,477,429	$28,765,437	$34,363,665	$1,465,178	$1,806,187

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)
Included in general and administrative expenses in the accompanying consolidated statements of operations. Reflects acquisition expenses that did not meet the capitalization criteria under ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”).

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
The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 6.0% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 6.0% of the contract purchase

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a Financial Industry Regulatory Authority, Inc. (“FINRA”) member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). As of September 30, 2018, the property management fee payable with respect to each property under the Property Management Agreements (as amended from time to time, each a “Property Management Agreement”) ranged from 2.50% to 3.50% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. As of September 30, 2018, the construction management fee payable with respect to each property pursuant to the Construction Management Agreements (each a “Construction Management Agreement”) ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
September 30, 2018
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified. For purposes of determining the 2%/25% Limitation, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
At September 30, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
The Company pays the Advisor a disposition fee in connection with a sale of a property or real estate-related asset and in the event of the sale of the entire Company (a “Final Liquidity Event”), in either case when the Advisor or its affiliates provides a substantial amount of services as determined by a majority of the Company’s independent directors. With respect to a sale of a property or real estate-related asset, the Company pays the Advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a Final Liquidity Event, the Company will pay the Advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is greater than or equal to $12.01. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3.0% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6.0% of the contract sales price.
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
10. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2018 and December 31, 2017, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director, if any, that joins the Company’s board of directors would receive 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. On August 9, 2018, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2018 annual meeting of stockholders. The Company recorded stock-based compensation expense of $34,832 and $69,422 for the three and nine months ended September 30, 2018, and $38,131 and $68,191 for the three and nine months ended September 30, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

12. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2018 and December 31, 2017:

September 30, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	12/1/2018 - 7/1/2021	One-Month LIBOR	14	$386,897,000	2.26%	2.91%	$358,452

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2018 - 10/1/2019	One-Month LIBOR	18	$458,655,000	1.56%	2.89%	$51,646
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2018, resulted in an unrealized gain of $18,199 and $103,506, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2018, the Company acquired interest rate cap agreements of $0 and $203,300, respectively, and during the three and nine months ended September 30, 2017, the Company acquired interest rate cap agreements of $37,350. The fair value of the interest rate cap agreements of $358,452 and $51,646 as of September 30, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.
13. Subsequent Events
Distributions Paid
On October 1, 2018, the Company paid distributions of $3,411,890, which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018. All such distributions were paid in cash.
On November 1, 2018, the Company paid distributions of $3,525,297, which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018. All such distributions were paid in cash.
Repayment and Termination of loans
On October 31, 2018, the Company repaid in full the existing mortgage loans secured by Truman Farms Villas and EBT Lofts with an aggregate principal amount of $10,003,847.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Shares Repurchased
On October 31, 2018, the Company repurchased 218,800 shares of its common stock for a total repurchase value of $2,000,000, or $9.14 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On November 7, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2019 and ending on March 31, 2019. The distributions will be equal to $0.001519 per share of the Company’s common stock. The distributions for each record date in January 2019, February 2019 and March 2019 will be paid in February 2019, March 2019 and April 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Advisory Agreement
On November 7, 2018, the Company entered into Amendment No. 11 (the “Amendment”) to the Advisory Agreement. The Amendment (i) reduces the amount of the acquisition fee payable to the Advisor in the event proceeds from a prior disposition are used to fund an acquisition, (ii) amends the terms of the payment of the disposition fee payable to the Advisor to take into account, among other items, special distributions paid by the Company, (iii) provides for the payment of a loan coordination fee to the Advisor for any financing or refinancing of any debt (in each case, other than at the time of the acquisition of an investment), in an amount equal to 0.50% of the amount financed or refinanced and (iv) renews the term of the Advisory Agreement, effective November 15, 2018, for an additional one-year term ending on November 15, 2019.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	risks inherent in the real estate business, including tenant defaults, tenant vacancies, potential liability relating to environmental matters and liquidity of real estate investments;

•	our ability to secure resident leases at favorable rental rates;

•	our ability to carry out any value-enhancement projects;

•	risks related to owning investments with joint venture partners;

•	our ability to identify and acquire multifamily properties;

•	changes to our share repurchase program, distribution rate and similar matters;

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
As of September 30, 2018, we owned 39 multifamily properties located within the greater midwest and southern geographic regions of the United States. As of September 30, 2018, our property portfolio was comprised of a total of 10,622 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio was $1,131,486,219. At September 30, 2018, our portfolio was approximately 95.7% leased. As of September 30, 2018, we also owned a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of September 30, 2018, we owned the 39 multifamily properties listed below:

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at September 30, 2018(1)	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$11,928,064	93.6%	89.5%	$855	$832
2	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	5,261,324	97.0%	99.0%	719	743
3	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	4,976,195	94.1%	89.2%	1,091	1,064
4	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,102,499	94.4%	93.3%	833	844
5	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	21,855,985	94.7%	94.7%	851	849
6	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	20,570,553	92.3%	92.6%	890	902
7	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	—	89.8%	94.9%	834	919
8	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,461,198	96.5%	93.0%	1,098	1,030
9	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,840,509	92.8%	93.2%	1,154	1,107
10	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,115,803	94.7%	94.7%	1,202	1,191
11	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	35,754,483	93.8%	95.0%	916	923
12	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,335,763	94.7%	95.0%	901	903
13	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	12,898,406	95.9%	90.7%	1,009	981
14	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,484,941	96.2%	94.6%	1,264	1,240
15	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,212,138	95.8%	87.3%	1,073	1,059
16	Deep Deuce at Bricktown(4)	Oklahoma City, OK	3/28/2013	294	38,271,000	32,063,250	94.6%	91.5%	1,262	1,157
17	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,322,019	92.5%	94.6%	931	942
18	Lodge at Trails Edge	Indianapolis, IN	6/18/2013	268	18,400,000	11,598,949	93.7%	95.1%	775	759
19	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,263,613	96.9%	94.3%	1,041	1,028
20	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,698,192	94.4%	93.2%	1,350	1,291
21	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,539,538	97.5%	93.0%	1,026	990
22	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	16,036,555	93.9%	90.4%	1,326	1,282
23	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,126,068	94.6%	93.8%	871	868

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at September 30, 2018(1)	Average Occupancy(2) as of		Average Monthly Rent(3) as of
	Property Name	Location	Purchase Date				Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
24	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	$16,300,000	$12,067,260	92.7%	92.7%	$990	$1,011
25	Heights at 2121	Houston, TX	9/30/2013	504	37,000,000	38,222,619	93.5%	94.0%	922	896
26	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,151,880	95.9%	92.9%	1,202	1,149
27	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,279,671	96.4%	96.7%	1,239	1,240
28	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	—	90.8%	92.5%	1,084	1,075
29	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,369,510	92.9%	93.2%	1,086	1,077
30	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,964,259	94.4%	97.2%	1,087	1,091
31	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	19,429,882	95.3%	94.0%	1,206	1,157
32	Echo at Katy Ranch	Katy, TX	12/19/2013	260	35,100,000	—	91.5%	96.5%	1,187	1,354
33	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,876,993	94.6%	94.2%	1,143	1,151
34	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,486,214	94.3%	95.4%	1,085	1,073
35	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,235,132	95.8%	90.6%	1,008	950
36	Mapleshade Park	Dallas, TX	3/31/2014	148	23,325,000	19,287,609	97.3%	95.3%	1,644	1,648
37	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	20,194,521	95.5%	96.8%	994	987
38	Double Creek Flats	Plainfield, IN	5/7/2018	240	31,852,079	21,872,477	92.9%	—%	998	—
39	Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	103,633,983	64,366,988	90.1%	—%	1,331	—
				10,622	$1,131,486,219	$774,251,060	94.2%	93.8%	$1,058	$1,037
________________

(1)	Mortgage debt outstanding is net of deferred financing costs associated with the loans for the properties listed above.

(2)	At September 30, 2018, our portfolio was approximately 95.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(3)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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
The transaction closed in two stages. The first closing occurred November 15, 2017, and included 12 properties for which the existing debt was prepaid at closing. The second closing occurred January 31, 2018, and included eight properties for which the joint venture assumed the existing loans. At the first closing, SIR LP and BREIT entered into a joint venture agreement that sets forth the rights and obligations of the parties to the joint venture. The management of the joint venture is vested in BREIT GP; SIR LP has limited consent rights and limited liquidity rights. We received approximately $153.8 million in net cash proceeds from the contribution of our properties to the joint venture.
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
Our advisor entered into an Accounting and Administrative Agreement with the joint venture at the first closing whereby our advisor provides certain accounting and administrative services for a fee.

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
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the three months ended September 30, 2018, at a rate of $0.001683 per share per day during the three months ended June 30, 2018, and at a rate of $0.001964 per share per day during the three months ended March 31, 2018.
The distributions declared and paid during the first, second and third quarters of 2018 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid			Net Cash (Used in) Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents	Sale of Real Estate Investments
First Quarter 2018	$13,320,570	$0.177	$13,331,421	$—	$13,331,421	—	$(1,457,476)
Second Quarter 2018	86,819,112	1.153	87,612,706	10,633,355	1,681,188	75,298,163	10,633,355
Third Quarter 2018	10,472,649	0.140	10,851,615	10,776,188	75,427	—	10,776,188
	$110,612,331	$1.470	$111,795,742	$21,409,543	$15,088,036	$75,298,163	$19,952,067
________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.001519 per share per day during the three months ended September 30, 2018, at a rate of $0.001683 per share per day during the three months ended June 30, 2018, and at a rate of $0.001964 per share per day during the three months ended March 31, 2018. Additionally, on April 16, 2018, our board of directors declared a special distribution in the amount of $1.00 per share to stockholders of record as of the close of business on April 20, 2018, which was paid on May 2, 2018.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and nine months ended September 30, 2018, we paid aggregate distributions of $10,851,615 and $111,795,742, respectively. All such distributions were paid in cash. For the three and nine months ended September 30, 2018, our net (loss) income was $(6,456,722) and $58,857,793, we had funds from operations, or FFO, of $6,770,834 and $16,607,689 and net cash provided by operating activities of $10,776,188 and $19,952,067, respectively. For the three and nine months ended September 30, 2018, of the $10,851,615 and $111,795,742 in total distributions paid, all of which were paid in cash, we funded $10,776,188 and $21,409,543, or 99% and 19%, of distributions paid with net cash provided by operating activities, $75,427 and $15,088,036, or 1% and 14%, with existing cash and cash equivalents, and $0 and $75,298,163, or 0% and 67%, from the sales of real estate investments, respectively. Since inception, of the $364,894,581 in total distributions paid through September 30, 2018, including shares issued pursuant to our distribution reinvestment plan, 60% of such amounts were funded from cash flow from operations, 21% of such amounts were funded from the sales of real estate investments, 10% of such amounts were funded from offering proceeds, 2% of such amounts were funded from credit facilities and 7% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2018, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At September 30, 2018, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $97,309,038 as of September 30, 2018;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners.
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
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility are secured by certain of our properties. See Note 6 (Debt) of the accompanying condensed consolidated unaudited financial statements for a description of our credit facility. During 2017, five properties that secured the credit facility were sold, and were removed from the credit facility. During the nine months ended September 30, 2018, two properties that secured the credit facility were refinanced, and were removed from the credit facility. As of September 30, 2018, $52,656,750 was outstanding on our credit facility. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financings on favorable terms, if at all.
Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2018, net cash provided by operating activities was $19,952,067, compared to net cash provided by operating activities of $35,871,638 for the nine months ended September 30, 2017. The decrease in net cash provided by operating activities is primarily due to changes in net income (loss), depreciation and amortization expense, gain on sales of real estate, loss on debt extinguishment, investment in unconsolidated joint venture and accounts payable and accrued liabilities compared to the nine months ended September 30, 2017. The decrease in net cash provided by operating activities during the nine months ended September 30, 2018 was primarily due to the disposition of 26 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to September 30, 2017.
Cash Flows Provided by Investing Activities
During the nine months ended September 30, 2018, net cash provided by investing activities was $97,082,328, compared to $28,643,163 during the nine months ended September 30, 2017. The increase in net cash provided by investing activities during the nine months ended September 30, 2018, was primarily due to the disposition of three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture, partially offset by the acquisition of two multifamily properties. Net cash provided by investing activities during the nine months ended September 30, 2018, consisted of the following:

•	$2,401,478 of cash used for the investment in an unconsolidated joint venture, net of distributions received from the unconsolidated joint venture of $530,100;

•	$67,886,062 of cash used relating to the acquisition of our multifamily properties;

•	$6,754,330 of cash used for improvements to real estate investments;

•	$2,600,000 of cash used for deposits for potential real estate acquisitions;

•	$203,300 of cash used for the acquisition of interest rate cap agreements;

•	$176,926,493 of cash provided by the sales of real estate investments; and

•	$1,005 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2018, net cash used in financing activities was $209,244,926, compared to $54,397,125 during the nine months ended September 30, 2017. The increase in cash flows used in financing activities is due primarily to the increase in principal repayments on mortgage notes payable, net of borrowings, in addition to the special distribution of $75,298,163 paid to stockholders. Net cash used in financing activities during the nine months ended September 30, 2018, consisted of the following:

•
$52,863,109 of net cash used for mortgage notes payable, comprised of $158,021,981 of cash used for principal repayments, $106,482,000 of proceeds from mortgage notes payable and the payment of deferred financing costs of $1,323,128;

•	$38,410,500 of cash used for principal payments of the credit facility;

•	$175,575 of cash paid for the extinguishment of debt;

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	$111,795,742 of cash distributions; and

•	$6,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At September 30, 2018, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2018, we had indebtedness totaling an aggregate principal amount of $774,251,060, including the net premiums on certain notes payable of $380,529 and the net deferred financing costs of $4,807,391. The following is a summary of our contractual obligations as of September 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$212,644,883	$8,191,074	$61,752,498	$52,344,531	$90,356,780
Principal payments on outstanding debt obligations(2)	778,677,922	1,863,128	113,064,450	105,288,643	558,461,701
Total	$991,322,805	$10,054,202	$174,816,948	$157,633,174	$648,818,481
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2018. We incurred interest expense of $8,452,962 and $24,021,396 during the three and nine months ended September 30, 2018, including amortization of deferred financing costs totaling $263,009 and $799,989, amortization of loan premiums of $48,326 and $222,466 and net unrealized gains from the change in fair value of interest rate cap agreements of $18,199 and $103,506.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2018 and December 31, 2017 we were in compliance with all of our financial and non-financial debt covenants.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The ability to compare one period to another is affected by the acquisitions and dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 39 as of September 30, 2018, from 63 as of September 30, 2017. Our results of operations compared to the prior year periods were primarily affected by the disposition of six multifamily properties, the contribution of 20 multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture, the acquisition of two multifamily properties and our value-enhancement activity completed through September 30, 2018, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2018, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, the impact of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.” Throughout this Results of Operations discussion, references to the disposition of 26 multifamily properties includes the contribution of 20 multifamily properties to the joint venture.
Consolidated Results of Operations for the Three Months Ended September 30, 2018 and 2017
The following table summarizes the consolidated results of operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2018	2017	Change $	Change %
Total revenues	$36,241,718	$55,592,107	$(19,350,389)	(35)%	$(20,186,753)	$836,364
Operating, maintenance and management	(10,457,329)	(16,392,711)	5,935,382	36%	6,495,530	(560,148)
Real estate taxes and insurance	(5,657,098)	(9,275,615)	3,618,517	39%	3,701,856	(83,339)
Fees to affiliates	(4,113,139)	(5,682,920)	1,569,781	28%	1,948,691	(378,910)
Depreciation and amortization	(12,579,032)	(17,850,748)	5,271,716	30%	5,185,253	86,463
Interest expense	(8,452,962)	(11,655,008)	3,202,046	27%	3,727,950	(525,904)
Loss on debt extinguishment	—	(401,674)	401,674	100%	401,674	—
General and administrative expenses	(1,151,340)	(2,042,856)	891,516	44%	447,723	443,793
Equity in loss from unconsolidated joint venture	(287,540)	—	(287,540)	100%	(287,540)	—
Gain on sales of real estate, net	—	5,382,847	(5,382,847)	(100)%	(5,382,847)	—
Net loss	$(6,456,722)	$(2,326,578)	$(4,130,144)	(178)%

NOI(3)	$18,940,484	$27,639,908	$(8,699,424)	(31)%
FFO(4)	$6,770,834	$10,141,323	$(3,370,489)	(33)%
MFFO(4)	$6,766,276	$10,633,598	$(3,867,322)	(36)%
________________

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, related to multifamily properties acquired or disposed of on or after July 1, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, related to multifamily properties owned by us throughout both periods presented.

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

Net loss
For the three months ended September 30, 2018, we had a net loss of $6,456,722, compared to a net loss of $2,326,578 for the three months ended September 30, 2017. The increase in net loss of $4,130,144 over the comparable prior year period was primarily due to the decrease in total revenues of $19,350,389, the increase in equity in losses of unconsolidated joint venture of $287,540 and the decrease in gain on sales of real estate of $5,382,847, partially offset by the decrease in operating, maintenance and management expenses of $5,935,382, the decrease in real estate taxes and insurance of $3,618,517, the decrease in fees to affiliates of $1,569,781, the decrease in depreciation and amortization expense of $5,271,716, the decrease in interest expense of $3,202,046, the decrease in loss on debt extinguishment of $401,674 and the decrease in general and administrative expenses of $891,516. Our results of operations were primarily impacted by the disposition of 26 multifamily properties and acquisition of two multifamily properties since September 30, 2017.
Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2018, were $36,241,718, compared to $55,592,107 for the three months ended September 30, 2017. The decrease of $19,350,389 was primarily due to our total number of units decreasing by 5,512 from 16,134 at September 30, 2017, to 10,622 at September 30, 2018, as a result of the disposition of 26 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to September 30, 2017. Additionally, average occupancy decreased from 94.3% at September 30, 2017, to 94.2% at September 30, 2018. The average monthly rent for our property portfolio increased from $1,049 at September 30, 2017, to $1,058 at September 30, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

projects. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and any value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the three months ended September 30, 2018, were $10,457,329, compared to $16,392,711 for the three months ended September 30, 2017. The decrease of $5,935,382 was primarily due to a decrease of $6,495,530 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. Additionally, the increase of $560,148 at the multifamily properties held throughout both periods was primarily due to increases in repairs and maintenance, utilities, turnover expenses and wages and salaries during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2018, were $5,657,098, compared to $9,275,615 for the three months ended September 30, 2017. The decrease of $3,618,517 was due primarily to a decrease of $3,701,856 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. Additionally, the increase of $83,339 at the properties held throughout both periods was primarily due to increased assessed values at certain of our properties resulting in higher property taxes. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2018, were $4,113,139 compared to $5,682,920, for the three months ended September 30, 2017. The decrease of $1,569,781 was primarily due to the decrease of investment management fees and property management fees as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. We expect fees to affiliates to decrease in future periods as a result of continued lower property management fees and investment management fees incurred on a smaller portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2018, were $12,579,032, compared to $17,850,748 for the three months ended September 30, 2017. The decrease of $5,271,716 was primarily due to the net decrease in depreciable and amortizable assets of $425,768,425 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2018, was $8,452,962, compared to $11,655,008 for the three months ended September 30, 2017. The decrease of $3,202,046 was primarily due to a net decrease of $409,457,250 in our total notes payable balance as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017, partially offset by increases in the London Inter-bank Offered Rate, or LIBOR, from September 30, 2017, to September 30, 2018, that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loss on debt extinguishment
There was no loss on debt extinguishment for the three months ended September 30, 2018. Loss on debt extinguishment was $401,674 for the three months ended September 30, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the sale of two multifamily properties during the three months ended September 30, 2017. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expense
General and administrative expenses for the three months ended September 30, 2018, were $1,151,340, compared to $2,042,856 for the three months ended September 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $891,516 was primarily due to legal costs incurred in connection with the joint venture transaction during the three months ended September 30, 2017. Similar activity did not occur during the three months ended September 30, 2018. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended September 30, 2018, was $287,540 compared to $0 for the three months ended September 30, 2017. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. Equity in loss from unconsolidated joint venture will be based on the operating results of the joint venture in future periods.
Gain on sales of real estate
There was no gain on sales of real estate for the three months ended September 30, 2018. Gain on sales of real estate was $5,382,847 related to the disposition of two multifamily properties during the three months ended September 30, 2017. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 and 2017
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2018	2017	Change $	Change %
Total revenues	$105,753,652	$164,990,777	$(59,237,125)	(36)%	$(61,506,051)	$2,268,926
Operating, maintenance and management	(28,936,191)	(44,808,803)	15,872,612	35%	17,771,104	(1,898,492)
Real estate taxes and insurance	(18,329,576)	(28,982,886)	10,653,310	37%	11,775,491	(1,122,181)
Fees to affiliates	(11,854,429)	(16,972,905)	5,118,476	30%	6,123,278	(1,004,802)
Depreciation and amortization	(34,781,722)	(53,852,540)	19,070,818	35%	19,090,242	(19,424)
Interest expense	(24,021,396)	(33,763,957)	9,742,561	29%	11,343,915	(1,601,354)
Loss on debt extinguishment	(2,282,247)	(401,674)	(1,880,573)	(468)%	(1,608,783)	(271,790)
General and administrative expenses	(4,835,308)	(5,218,885)	383,577	7%	316,174	67,403
Equity in loss from unconsolidated joint venture	(3,102,044)	—	(3,102,044)	(100%)	(3,102,044)	—
Gain on sales of real estate, net	81,247,054	5,382,847	75,864,207	1,409%	75,864,207	—
Net income (loss)	$58,857,793	$(13,628,026)	$72,485,819	532%

NOI(3)	$55,238,480	$84,502,534	$(29,264,054)	(35)%
FFO(4)	$16,607,689	$34,841,667	$(18,233,978)	(52)%
MFFO(4)	$19,101,204	$35,850,031	$(16,748,827)	(47)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, related to multifamily properties acquired or disposed of on or after January 1, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, related to multifamily properties owned by us throughout both periods presented.

(3)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).

(4)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net income (loss)
For the nine months ended September 30, 2018, we had net income of $58,857,793 compared to a net loss of $13,628,026 for the nine months ended September 30, 2017. The increase in net income of $72,485,819 over the comparable prior year period was primarily due to the increase in gain on sales of real estate, net of $75,864,207, the decrease in operating, maintenance and management expenses of $15,872,612, the decrease in real estate taxes and insurance of $10,653,310, the decrease in fees to affiliates of $5,118,476, the decrease in depreciation and amortization expense of $19,070,818, the decrease in interest expense of $9,742,561 and the decrease in general and administrative expenses of $383,577, partially offset by the

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

decrease in total revenues of $59,237,125, the increase in loss on debt extinguishment of $1,880,573, and the increase in equity in loss of unconsolidated joint venture partner of $3,102,044. Our results of operations were primarily impacted by the disposition of 26 multifamily properties and the acquisition of two multifamily properties since September 30, 2017.
Total revenues
Rental income and tenant reimbursements for the nine months ended September 30, 2018, were $105,753,652, compared to $164,990,777 for the nine months ended September 30, 2017. The decrease of $59,237,125 was primarily due to our total number of units decreasing by 5,512 from 16,134 at September 30, 2017, to 10,622 at September 30, 2018, as a result of the disposition of 26 multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to September 30, 2017. Additionally, the average occupancy decreased from 94.3% at September 30, 2017, to 94.2% at September 30, 2018. The average monthly rent for our property portfolio increased from $1,049 at September 30, 2017, to $1,058 at September 30, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects. We expect rental income and tenant reimbursements to increase in future periods as a result of the two multifamily properties acquired during the nine months ended September 30, 2018 having a full period of ownership, ordinary monthly rent increases and any value-enhancement projects.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the nine months ended September 30, 2018, were $28,936,191, compared to $44,808,803 for the nine months ended September 30, 2017. The decrease of $15,872,612 was primarily due to a net decrease of $17,771,104 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. Additionally, the increase of $1,898,492 at the properties held throughout both periods was primarily due to increased repairs and maintenance, utilities and wages and salaries during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2018, were $18,329,576, compared to $28,982,886 for the nine months ended September 30, 2017. The decrease of $10,653,310 was primarily due to a decrease of $11,775,491 related to the decrease in the number of properties in our portfolio subsequent to September 30, 2017. Additionally, the increase of $1,122,181 at the properties held throughout both periods was primarily due to increased assessed values at certain of our properties resulting in higher property taxes. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2018, were $11,854,429, compared to $16,972,905 for the nine months ended September 30, 2017. This decrease of $5,118,476 was primarily due to the decrease of investment management fees and property management fees as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2018, were $34,781,722, compared to $53,852,540 for the nine months ended September 30, 2017. The decrease of $19,070,818 was primarily due to the net decrease in depreciable and amortizable assets of $425,768,425 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense
Interest expense for the nine months ended September 30, 2018, was $24,021,396, compared to $33,763,957 for the nine months ended September 30, 2017. The decrease of $9,742,561 was primarily due to a net decrease of $409,457,250 in our total notes payable balance as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2017, partially offset by increases in LIBOR from September 30, 2017 to September 30, 2018, that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2018, was $2,282,247, compared to $401,674 for the nine months ended September 30, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of 11 multifamily properties and repayment of notes payable at two multifamily properties during the nine months ended September 30, 2018, compared to the prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of two multifamily properties during the nine months ended September 30, 2017. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expense
General and administrative expenses for the nine months ended September 30, 2018, were $4,835,308, compared to $5,218,885 for the nine months ended September 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $383,577 was primarily due to a decrease of $316,174 related to the decrease in the number of properties in our portfolio subsequent to September 30, 2017. The activity related to the properties held throughout both periods was consistent with no meaningful changes during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2018. We expect general and administrative expenses to decrease as a percentage of total revenues.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the nine months ended September 30, 2018, was $3,102,044 compared to $0 for the nine months ended September 30, 2017. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. Equity in loss from unconsolidated joint venture will be based on the operating results of the joint venture in future periods.
Gain on sales of real estate
Gain on sales of real estate for the nine months ended September 30, 2018, was $81,247,054, compared to $5,382,847 for the nine months ended September 30, 2017. The gain on sales of real estate consists of the gain recognized on the disposition of 11 multifamily properties during the nine months ended September 30, 2018, compared to the disposition of two multifamily properties during the nine months ended September 30, 2017. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
For purposes of evaluating comparative operating performance, we categorize properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2017 and September 30, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2017. As of September 30, 2018, 37 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$33,158,386	$32,562,713	$595,673	2%
Operating expenses	16,365,464	15,519,289	846,175	5%
NOI	16,792,922	17,043,424	(250,502)	(1)%

Non-same-store properties:
NOI	2,147,562	10,596,484	(8,448,922)

Total NOI(1)	$18,940,484	$27,639,908	$(8,699,424)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2018, was $16,792,922, compared to $17,043,424 for the three months ended September 30, 2017. The 1% decrease in same-store net operating income was primarily due to a 2% increase in same-store rental revenues offset by a 5% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended September 30, 2018, were $33,158,386, compared to $32,562,713 for the three months ended September 30, 2017. The 2% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $1,031 as of September 30, 2017, to $1,046 as of September 30, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2018, were $16,365,464, compared to $15,519,289 for the three months ended September 30, 2017. The 5% increase in same-store operating expenses was primarily due to increased repairs and maintenance expenses and to a lesser extent increased payroll expenses and utility expenses for the three months ended September 30, 2018, relative to the comparable prior year period.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net income (loss) for the three and nine months ended September 30, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(6,456,722)	$(2,326,578)	$58,857,793	$(13,628,026)
Fees to affiliates(1)	2,603,225	3,573,959	7,731,826	10,723,093
Depreciation and amortization	12,579,032	17,850,748	34,781,722	53,852,540
Interest expense	8,452,962	11,655,008	24,021,396	33,763,957
Loss on debt extinguishment	—	401,674	2,282,247	401,674
General and administrative expenses	1,151,340	2,042,856	4,835,308	5,218,885
Gain on sales of real estate, net	—	(5,382,847)	(81,247,054)	(5,382,847)
Adjustments for investment in unconsolidated joint venture(2)	1,001,590	—	5,236,092	—
Other gains(3)	(390,943)	(174,912)	(1,260,850)	(446,742)
Net operating income	$18,940,484	$27,639,908	$55,238,480	$84,502,534
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2018, exclude property management fees of $1,035,326 and $3,038,678 and other fees of $474,588 and $1,083,925, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2017, exclude property management fees of $1,640,754 and $4,871,838 and other fees of $468,207 and $1,377,974, respectively, that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the three and nine months ended September 30, 2018 and 2017 include non-recurring insurance proceeds and interest income that are not included in NOI.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01, resulting in a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. However, these expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net loss to MFFO:	2018	2017	2018	2017
Net (loss) income	$(6,456,722)	$(2,326,578)	$58,857,793	$(13,628,026)
Depreciation of real estate assets	11,657,288	17,812,456	33,498,945	53,737,664
Amortization of lease-related costs	921,744	38,292	1,282,777	114,876
Gain on sales of real estate, net	—	(5,382,847)	(81,247,054)	(5,382,847)
Adjustments for investment in unconsolidated joint venture(1)	648,524	—	4,215,228	—
FFO	6,770,834	10,141,323	16,607,689	34,841,667
Acquisition expenses(2)(3)	13,641	—	314,774	—
Unrealized (gain) loss on derivative instruments	(18,199)	90,601	(103,506)	606,690
Loss on debt extinguishment	—	401,674	2,282,247	401,674
MFFO	$6,766,276	$10,633,598	$19,101,204	$35,850,031
________________

(1)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture.

(2)
By excluding acquisition expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

operating performance of our properties. Acquisition expenses include payments to our advisor or third parties. Historically, acquisition expenses under GAAP were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these expenses and other costs related to the property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition expenses incurred by our advisor, such expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

(3)
Acquisition expenses for the three and nine months ended September 30, 2018 of $13,641 and $314,774 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations. No acquisition expenses were incurred for each of the three and nine months ended September 30, 2017.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 9 (Related Party Arrangements) to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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

PART I — FINANCIAL INFORMATION (continued)

including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2018, the fair value of our fixed rate debt was $365,826,475 and the carrying value of our fixed rate debt was $383,118,595. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2018, the fair value of our variable rate debt was $396,370,215 and the carrying value of our variable rate debt was $391,132,465. Based on interest rates as of September 30, 2018, if interest rates were 100 basis points higher during the 12 months ending September 30, 2019, interest expense on our variable rate debt would increase by $3,995,833 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2019, interest expense on the variable rate debt would decrease by $3,995,942.
At September 30, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.96% and 4.42%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.19% at September 30, 2018. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2018 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2018 were not in excess of the capped rates. See also Note 12 (Derivative Financial Instruments) to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

PART I — FINANCIAL INFORMATION (continued)

under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 9, 2018, we granted each of our three independent directors 2,500 shares of restricted common stock upon re-election to our board of directors at the 2018 annual meeting of stockholders pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended September 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Be /Repurchased Under the Program
July 2018	215,326	218,555	$9.15	(5)
August 2018	168,165	—	—	(5)
September 2018	156,607	—	—	(5)
	540,098	218,555	$—
____________________

(1)
We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which requests were received. We suspended our share repurchase program effective April 28, 2018. Our board of directors subsequently decided to reinstate and amend the share repurchase program effective May 20, 2018. Due to the suspension and subsequent reinstatement of the share repurchase program, valid repurchase requests received during the three months ended March 31, 2018, were honored on May 31, 2018. On October 31, 2018, we repurchased 218,800 shares of our common stock for a total repurchase value of $2,000,000, or $9.14 per share, pursuant to our share repurchase program.

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
Effective May 20, 2018, the “share repurchase price” is equal to 93% of the most recently determined estimated value per share less reductions due to the holding period for shares and other events specified in the share repurchase program. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or “qualifying disability” will be equal to the average issue price per share for all of the stockholder’s shares purchased from us.

(4)	For the three months ended September 30, 2018, the sources of the cash used to redeem shares were 100% from existing cash and cash equivalents.
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

PART II—OTHER INFORMATION (continued)

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

Steadfast Income REIT, Inc.
Date:	November 9, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)