Form 10-K
period 2018-12-31
Steadfast Income REIT, Inc.
filed 2019-03-15
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established market for the registrant’s shares of common stock. There were approximately 73,997,772 shares of common stock held by non-affiliates at June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $728,138,077, assuming an estimated value per share of $9.84 per share.
As of March 7, 2019, there were 74,425,373 shares of the Registrant’s common stock issued and outstanding.

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
 The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	risks inherent in the real estate business, including tenant defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•	our ability to secure tenant leases at favorable rental rates;

•	our ability to carry out any value-enhancement projects;

•	risks related to owning investments with joint venture partners;

•	our ability to identify and acquire multifamily properties;

•	changes to our share repurchase program, distribution rate and similar matters;

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
Any of the assumptions underlying the forward-looking statements included herein could be inaccurate and undue reliance should not be placed on any such forward-looking statements. All forward-looking statements are made as of the date this annual report is filed with the U.S. Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

i

PART I

ITEM 1.	BUSINESS
Overview
Steadfast Income REIT, Inc. (which is referred to in this Annual Report, as the context requires, as the “Company,” “we,” “us” or “our”) was formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust, or REIT. We own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. Substantially all of our business is conducted through Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership. As of December 31, 2018, we owned 35 multifamily properties comprised of a total of 9,442 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties and a 10% interest in one unconsolidated joint venture that owns 20 multifamily properties comprised of a total of 4,584 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On July 19, 2010, we commenced our initial public offering of up to 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our initial public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan, effective December 1, 2014. Through December 1, 2014, we sold 76,095,116 shares of common stock in our public offering for gross offering proceeds of $769,573,363, including 4,073,759 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $39,580,847.
On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017. On May 9, 2018, our board of directors determined an estimated value per share of our common stock of $9.84, which represents the estimated value per share of our common stock of $10.84 as of December 31, 2017, less the special distribution of $1.00 per share of common stock that was paid to stockholders of record as of the close of business on April 20, 2018. On March 13, 2019, our board of directors determined an estimated value per share of our common stock of $9.40 as of December 31, 2018. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchase of Equity Securities—Market Information—Estimated Value Per Share” for further information regarding the estimated value per share.
Prior to the commencement of our initial public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for net offering proceeds of $5,844,325.
We are externally managed by Steadfast Income Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We retained our affiliate Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), which we refer to as our “dealer manager,” to serve as the dealer manager for our initial public offering. The dealer manager was responsible for marketing our shares of common stock being offered pursuant to our initial public offering. The advisor, along with the dealer manager, also provides marketing, investor relations and other administrative services on our behalf.

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
We own and actively manage, stabilized and income-producing properties with the objective of providing a stable and secure source of income for our stockholders and maximizing potential returns upon disposition of our assets through capital appreciation. Should we acquire additional properties, we may make investments directly or through joint ventures, in each case provided that the underlying real estate or real estate-related asset generally meets our criteria for direct investment.
2018 Highlights
During 2018, we:

•	Acquired two multifamily properties with a total of 744 apartment homes for an aggregate purchase price of $135,486,062;

•	invested $9,564,647 in improvements to our real estate assets;

•
paid a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018, representing a return of capital;

•
paid cash distributions of $46,836,685, which constituted a 7.0% annualized distribution rate to our stockholders based on a purchase price of $10.24 per share for distributions paid during the three months ended March 31, 2018, a 6.0% annualized distribution rate to our stockholders based on a purchase price of $10.24 per share for distributions paid during the three months ended June 30, 2018 and a 6.0% annualized distribution rate to our stockholders based on a purchase price of $9.24 per share for distributions paid during the six months ended December 30, 2018;

•	generated cash flows from operations of $27,071,435;

•	generated net operating income, or NOI, of $74,317,686 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”);

•
generated funds from operations, or FFO, of $21,749,778 (for further information on how we calculate FFO and a reconciliation of FFO to net income (loss), please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations, or MFFO, of $26,057,105 (for further information on how we calculate MFFO and a reconciliation of MFFO to net income (loss), please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
disposed of 15 multifamily properties, including the contribution of eight properties to a joint venture with Blackstone Real Estate Investment Trust, Inc., or the joint venture, for a gross sales price of $392,920,000, exclusive of closing costs, for a gain on sales of real estate of $118,215,618; and

•	generated net income of $89,083,552.

Plan of Liquidation
Pursuant to our Third Articles of Amendment and Restatement, or our charter, our board of directors is required to annually consider a resolution declaring that a proposed liquidation of us is advisable on substantially the terms and conditions set forth in the resolution, or the Plan of Liquidation, and direct that the proposed Plan of Liquidation be submitted for consideration at either an annual or special meeting of the stockholders. The adoption of a Plan of Liquidation and the submission to the stockholders may be postponed if a majority of directors, including a majority of independent directors, determine that a liquidation is not then in the best interest of the stockholders. On March 13, 2019, our board of directors, including a majority of the independent directors, determined that a liquidation is not in the best interests of the stockholders at this time, and, therefore, to postpone presenting a liquidation decision to stockholders. In accordance with our charter, the board of directors will reconsider whether to seek stockholder approval of our liquidation at least annually. The board of directors, pursuant to its fiduciary duties, continuously evaluates our long-term and short-term opportunities.
Our Real Estate Portfolio
As of December 31, 2018, we owned the 35 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding
1	Clarion Park Apartments(3)	Olathe, KS	220	96.4%	$841	6/28/2011	$11,215,000	$11,930,339
2	Truman Farm Villas(4)	Grandview, MO	200	98.5%	781	12/22/2011	9,100,000	—
3	EBT Lofts	Kansas City, MO	102	91.2%	1,131	12/30/2011	8,575,000	—
4	Spring Creek of Edmond	Edmond, OK	252	94.0%	848	3/9/2012	19,350,000	17,113,376
5	Montclair Parc Apartments	Oklahoma City, OK	360	94.4%	857	4/26/2012	35,750,000	21,719,269
6	Sonoma Grande Apartments	Tulsa, OK	336	93.5%	895	5/24/2012	32,200,000	20,451,101
7	Estancia Apartments	Tulsa, OK	294	95.6%	891	6/29/2012	27,900,000	—
8	Hilliard Park Apartments	Columbus, OH	201	94.5%	1,120	9/11/2012	19,800,000	12,390,229
9	Sycamore Terrace Apartments	Terre Haute, IN	250	94.0%	1,138	9/20/2012 & 3/5/2014	23,174,157	17,847,045
10	Hilliard Summit Apartments	Columbus, OH	208	95.7%	1,217	9/28/2012	24,100,000	15,027,104
11	Forty-57 Apartments	Lexington, KY	436	93.1%	912	12/20/2012	52,500,000	35,563,625
12	Riverford Crossing Apartments	Frankfort, KY	300	97.3%	933	12/28/2012	30,000,000	20,229,093
13	Montecito Apartments	Austin, TX	268	95.1%	1,008	12/31/2012	19,000,000	12,823,790
14	Hilliard Grand Apartments	Dublin, OH	314	96.5%	1,290	12/31/2012	40,500,000	28,392,107
15	Library Lofts East(5)	Kansas City, MO	118	94.1%	1,082	2/28/2013	12,750,000	8,166,247
16	Deep Deuce at Bricktown(6)	Oklahoma City, OK	294	93.9%	1,235	3/28/2013	38,271,000	32,069,379
17	Retreat at Quail North	Oklahoma City, OK	240	92.9%	954	6/12/2013	25,250,000	16,268,147
18	Waterford on the Meadow	Plano, TX	350	94.9%	1,037	7/3/2013	23,100,000	15,175,716

	Property Name	Location	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding
19	Tapestry Park Apartments	Birmingham, AL	354	92.9%	$1,311	8/13/2013 & 12/1/2014	$50,285,000	$43,712,670
20	Dawntree Apartments	Carrollton, TX	400	95.3%	1,016	8/15/2013	24,000,000	14,450,118
21	Stuart Hall Lofts(7)	Kansas City, MO	115	93.9%	1,366	8/27/2013	16,850,000	16,045,948
22	BriceGrove Park Apartments	Canal Winchester, OH	240	95.8%	879	8/29/2013	20,100,000	17,133,615
23	Retreat at Hamburg Place	Lexington, KY	150	96.0%	897	9/5/2013	16,300,000	12,072,255
24	Villas at Huffmeister	Houston, TX	294	93.9%	1,209	10/10/2013	37,600,000	27,058,201
25	Villas at Kingwood	Kingwood, TX	330	94.8%	1,282	10/10/2013	40,150,000	35,156,654
26	Waterford Place at Riata Ranch	Cypress, TX	228	93.9%	1,104	10/10/2013	23,400,000	—
27	Carrington Place	Houston, TX	324	91.7%	1,076	11/7/2013	32,900,000	27,384,768
28	Carrington at Champion Forest	Houston, TX	284	94.0%	1,106	11/7/2013	33,000,000	24,978,692
29	Carrington Park at Huffmeister	Cypress, TX	232	94.4%	1,198	11/7/2013	25,150,000	19,440,839
30	Heritage Grand at Sienna Plantation	Missouri City, TX	240	95.8%	1,147	12/20/2013	27,000,000	16,822,121
31	Mallard Crossing	Loveland, OH	350	93.7%	1,095	12/27/2013	39,800,000	33,367,682
32	Reserve at Creekside	Chattanooga, TN	192	96.4%	1,040	3/28/2014	18,875,000	14,241,494
33	Oak Crossing	Fort Wayne, IN	222	95.9%	1,002	6/3/2014	24,230,000	20,204,961
34	Double Creek Flats	Plainfield, IN	240	93.8%	1,063	5/7/2018	31,852,079	21,877,897
35	Jefferson at Perimeter Apartments	Dunwoody, GA	504	89.3%	1,331	6/11/2018	103,633,983	64,387,092
			9,442	94.3%	$1,068		$1,017,661,219	$693,501,574
________________

(1)	At December 31, 2018, our portfolio was approximately 95.5% leased. As of December 31, 2018, no single tenant accounted for greater than 10% of our 2018 gross annualized rental revenues.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	100% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(4)	Approximately 74% of the units are required to be rented to tenants earning no more than 60% of the median income in the local area.

(5)
Library Lofts East contains 16,680 rentable square feet of commercial space. As of December 31, 2018, the commercial space, which represents approximately 14.1% of the rentable square feet of Library Lofts East, was 100% occupied by two tenants. The lease terms of the two tenants occupying the commercial space expire between 2019 and 2025. The tenants pay an average annual rent of $212,634, or approximately $12.75 per square foot.

(6)
Deep Deuce at Bricktown, comprised of 294 apartment homes, was acquired by us on March 28, 2013. On June 12, 2017, we acquired a land parcel adjacent to Deep Deuce at Bricktown for a purchase price of $51,000.

(7)
Stuart Hall Lofts contains 4,450 rentable square feet of commercial space. As of December 31, 2018, the commercial space, which represents approximately 3.1% of the rentable square feet of Stuart Hall Lofts, was 100% occupied by one tenant. The lease term of the tenant occupying the commercial space expires in 2019. The tenant pays an average annual rent of $64,863, or approximately $14.58 per square foot.

At December 31, 2018, our portfolio was approximately 94.3% occupied and the average monthly rent per leased multifamily home in our portfolio was $1,068. The weighted-average remaining lease term of our portfolio is less than one year. The weighted-average remaining lease term of our commercial office space leases is 3.44 years.

We plan to invest approximately $3.5 million during the year ended December 31, 2019 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated from time to time in the ordinary course.
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
Joint Venture
As of December 31, 2018, we also owned a 10% interest in one unconsolidated joint venture that owns 20 multifamily properties comprised of a total of 4,584 apartment homes.
Debt Policy
We use, and intend to use in the future, secured and unsecured borrowings. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2018, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

We may also compete with Steadfast Apartment REIT, Inc., or Steadfast Apartment REIT, and Steadfast Apartment REIT III, Inc., or Steadfast Apartment REIT III, non-traded REITs sponsored by our sponsor that commenced their ongoing initial public offerings in December 2013 and February 2016, respectively, and have similar investment strategies as us. However, we expect any competition with Steadfast Apartment REIT or Steadfast Apartment REIT III for property acquisitions to be limited as our initial public offering terminated on December 20, 2013, and we have deployed all of the net offering proceeds raised in our initial public offering. Additionally, Steadfast Apartment REIT and Steadfast Apartment REIT III terminated their initial public offerings on March 24, 2016 and August 31, 2018, respectively, and have deployed all of their net offering proceeds raised in their initial public offerings. However, we may compete with Steadfast Apartment REIT and Steadfast Apartment REIT III to the extent they raise additional capital or deploy proceeds from asset dispositions at the same time we are engaged in similar activities.
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
Income Taxes
We elected to be taxed as, and currently qualify as, a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally would not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking stateisk associated with debtments. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” refer to the shares of common stock of Steadfast Income REIT, Inc.
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
We have paid, and it is likely we will continue to pay, distributions from sources other than our cash flow from operations, including from the proceeds of our public offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid, and may continue to pay, distributions from sources other than cash flow from operations.
If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.
For the year ended December 31, 2018, we paid aggregate distributions of $122,134,848. All such distributions were paid in cash. For the year ended December 31, 2018, our net income was $89,083,552, we had FFO of $21,749,778 and net cash provided by operations of $27,071,435. For the year ended December 31, 2018, of the $122,134,848 in total distributions paid, all of which were paid in cash, we funded $27,071,435, or 22%, of distributions paid with net cash provided by operating activities, $19,765,250, or 16%, with existing cash and cash equivalents, and $75,298,163, or 62%, from the sales of real estate investments. Since inception, of the $375,233,687 in total distributions paid through December 31, 2018, including shares issued pursuant to our distribution reinvestment plan, 60% of such amounts were funded from cash flow from operations, 20% of such amounts were funded from the sales of real estate investments, 10% of such amounts were funded from offering proceeds, 2% of such amounts were funded from credit facilities and 8% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations”.
We face risks associated with the acquisition and value-enhancement of properties.
We may in the future acquire and renovate existing properties (which we refer to as “value-enhancement projects”). These activities are subject to various risks. We may not be successful in pursuing value-enhancement project opportunities. In addition, completed value-enhancement projects may not perform as well as expected. We are subject to other risks in connection with any acquisition and value-enhancement activities, including the following:

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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act are subject to rule making and will take effect over several years, making it difficult to anticipate the overall impact on us. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2018, of our $1,017,661,219 of real estate assets, 21.54% were located in the Houston metropolitan statistical area, 11.66% were located in the Oklahoma City metropolitan statistical area, 10.27% were located in the Columbus metropolitan statistical area and 10.18% were located in the Atlanta metropolitan statistical area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
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
Our board of directors determined an estimated value per share of $9.40 for shares of our common stock as of December 31, 2018. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 13, 2019, our board of directors determined an estimated value per share of our common stock of $9.40 as of December 31, 2018. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase program.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with GAAP as of December 31, 2018. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA, the Employee Retirement Income Security Act of 1974, or ERISA, the Internal Revenue Code or other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2018), developments related to individual assets and changes in the real estate and capital markets.
The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.
We adopted a share repurchase program through which shares may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or disability. Effective November 20, 2014, our board of directors suspended our share repurchase program. Effective July 1, 2015, our board of directors reinstated our share repurchase program, subject to certain limitations on the amount of shares we will repurchase quarterly. Effective April 28, 2018, our board of directors suspended our share repurchase program. Effective May 20, 2018, our board of directors reinstated and amended the terms of our share repurchase program.The repurchase price is likely to differ from the price at which a stockholder could resell his or her shares. If the actual value of the shares that we repurchase is less than the repurchase price, the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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
Our share repurchase program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase program limits the number of shares to be repurchased during any calendar year to no more than 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year. Effective July 1, 2015, our board of directors amended our share repurchase program so that in no event would the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during the quarter beginning July 1, 2015, with each subsequent quarter not to exceed $1,000,000. On August 9, 2016, our board of directors approved and authorized an increase to the value of the shares that may be repurchased pursuant to the share repurchase program from $1,000,000 to $2,000,000, effective on the October 2016 repurchase date. On April 28, 2018, our board of directors suspended the share repurchase program. On May 20, 2018, our board of directors subsequently reinstated and amended the share repurchase program whereby the share repurchase price is equal to 93% of the most recently determined estimated value per share less reductions due to the holding period for shares and other events specified in the share repurchase program.
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
As of December 31, 2018, we owned a 10% interest in the joint venture. In the future, we may enter into additional joint ventures or other co-ownership arrangements for the acquisition, development or improvement of communities as well as the acquisition of real estate-related investments. We may also purchase and develop communities in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the communities, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including the possibility that our partner in an investment might be unable to or otherwise refuse to make capital contributions when due; that we may incur liabilities as the result of action taken by our partner; that our partner might at any time have economic or business interests or goals that are inconsistent with ours; and that our partner may be in a position to take action contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy/sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Any of these events could have an adverse effect on our results of operations.
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
We have adopted a long-term incentive plan pursuant to which we are authorized to grant restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents or other stock-based awards to directors, our advisor’s employees and consultants selected by our board of directors for participation in the plan. As of December 31, 2018, we had issued an aggregate of 101,500 shares of restricted stock to our independent directors pursuant to this plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (3) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (4) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
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
Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
future public offerings of equity by us, which would allow the dealer manager to earn additional dealer manager fees and allows our advisor to earn increased acquisition fees and investment management fees;

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

We may compete with Steadfast Apartment REIT, Steadfast Apartment REIT III and other affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.
We may compete for investment opportunities with Steadfast Apartment REIT or Steadfast Apartment REIT III, public, non-listed REITs sponsored by our sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Apartment REIT and Steadfast Apartment REIT III have both terminated their respective initial public offerings. Steadfast Apartment REIT continues to offer shares pursuant to its distribution reinvestment plan, but each of these REITs, however, could engage in future public offerings for its shares, including, with respect to Steadfast Apartment REIT III, a public offering of shares pursuant to its distribution reinvestment plan. Additionally, each REIT may reinvest any proceeds from a sale of assets or the refinancing of debt or raise additional funds available for investment. Although Steadfast Apartment REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Apartment REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own multifamily properties. As a result of our potential competition with Steadfast Apartment REIT, Steadfast Apartment REIT III and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
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
A portion of our portfolio of real property investments is comprised of properties with commercial tenants. The leases for these commercial tenants are short-term leases, ranging from zero to six year terms. Short-term leases are generally less desirable than long-term leases because long-term leases provide a more predictable income stream over a longer period. Long-term leases also make it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our real properties portfolio by reducing the outstanding principal balance over time. Short-term commercial leases at our properties increase the risk of an extended vacancy due to the difficulty we may experience in finding new tenants upon the expiration of the leases. Additionally, we may incur significant costs related to leasing commissions and tenant improvements to attract new tenants. To the extent that a portion of our real estate portfolio is leased under the terms of short-term leases, we will be subject to the risks of a less predictable income stream and greater exposure to the fluctuations in market rental rates. We will also be subject to interest rate risks should the short-term leases result in a mismatch with any long-term mortgage financing on the real properties.
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
We will attempt to adequately insure all of our real properties against casualty losses. The nature of the activities at certain properties, such as age-restricted communities, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.
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
We may invest in real estate-related assets backed by multifamily properties. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments; and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments.

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
To the extent we hold investments in real estate-related assets that are illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions.
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
We may use various investment strategies to hedge interest rate risks with respect to our portfolio of real estate-related assets. The use of interest rate hedging transactions involves certain risks. These risks include: (1) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction; (2) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used; (3) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction; and (4) the possibility that the counterparty fails to honor its obligation. In addition, because we have elected to be taxed as a REIT under the Internal Revenue Code beginning with the taxable year ending December 31, 2010, for federal income tax purposes, we will have limitations on our income sources and the hedging strategies available to us will be more limited than those available to companies that are not REITs. To the extent that we do not hedge our interest rate exposure, our profitability may be negatively impacted by changes in long-term interest rates.
Declines in the market values of the real estate-related assets in which we invest may adversely affect our periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.
A portion of our real estate-related assets may be classified for accounting purposes as “held-for-sale.” These investments are carried at the lower of carrying value or estimated fair value less cost to sell. If these investments are carried at estimated fair value and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on our income statement. Market values of our investments may decline for a number of reasons, such as market illiquidity, changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those of our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies. If we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security in our income statement, which will reduce our earnings in the period recognized.
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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may impact our variable rate debt and adversely affect our ability to manage and hedge our debt.
Our variable rate debt is tied to the benchmark LIBOR.  LIBOR and other indices are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it’s based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate, or SOFR, published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our variable rate debt will transition away from LIBOR at the same time, and it is possible that not all of our variable rate debt will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. If LIBOR ceases to exist, we may need to renegotiate with borrowers and financing institutions that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our cost of capital and interest income cannot yet be determined.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally subject to a higher rate when paid to such stockholders (but under the Tax Act (as defined below), U.S. shareholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and not more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.”

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
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to you and likely result in a loss of our REIT status.
We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
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

Retirement Plan Risks
If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, such stockholder could be subject to civil (and criminal, if the failure is willful) penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan), including assets of an insurance company general account or entity whose assets are considered “plan assets” under ERISA (which we refer to collectively as “Benefit Plans and IRAs”) whose assets are invested in our common stock. Stockholders that are Benefit Plans and IRAs should satisfy themselves that:

•
the investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
the investment satisfies the prudence, diversification and other requirements of Section 404(a)(1)(B) and 404(a)(1) (C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code and any other applicable law;

•	the investment will not impair the liquidity needs, the minimum and other distribution requirements, and the withholding requirements that may be applicable to the Benefit Plan or IRA;

•	the investment will not produce unrelated business taxable income, referred to as UBTI, for the Benefit Plan or IRA;

•
the Benefit Plans and IRAs will be able to value the assets of the Benefit Plan or IRA annually (or more frequently) in accordance with ERISA, the Internal Revenue Code and applicable provisions of the Benefit Plan or IRA;

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA, Section 4975 of the

•	Internal Revenue Code, or any similar rule under other applicable law; and

•	the investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). We cannot guarantee our stockholders that we will qualify for an exemption from the plan assets regulation. If we do not qualify for an exemption from the plan assets regulation, our underlying assets would be treated as “plan assets” of the investing Benefit Plan or IRA under the plan assets regulation and (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.

Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.

Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.

If Benefit Plans or IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions from such plan or IRA in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2018, we owned 35 multifamily properties consisting of an aggregate of 9,442 multifamily homes and 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio, as of December 31, 2018 was $1,017,661,219. For additional information on our real estate portfolio, see Part I, Item 1. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K. As of December 31, 2018, we also owned a 10% interest in one unconsolidated joint venture that owns 20 multifamily properties comprised of a total of 4,584 apartment homes.
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
Stockholder Information
As of March 7, 2019, we had approximately 74.4 million shares of common stock outstanding held by a total of approximately 19,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In November 2018, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”). This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, or the valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of the board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2018.
From the date of CBRE Cap’s engagement through the issuance of its valuation report on March 13, 2019, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range for our estimated value per share of our common stock upon appraisals of all our real properties, or the appraisals, performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $8.92 and $9.89 for our estimated value per share proposed in the valuation report was reasonable and recommended that our board of directors adopt $9.40 as the estimated value per share of our common stock as of December 31, 2018. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates and terminal capitalization rates in the sensitivity analysis. On March 13, 2019, our board of directors accepted the valuation committee’s and recommendation and approved $9.40 as the estimated value per share of our common stock as of December 31, 2018. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2018.

Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us which contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2018, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2018, as prepared by us.
The appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all Member of Appraisal Institute, or MAI, appraisals. The appraisals were prepared by CBRE and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals, and described the results of the appraisals in its valuation report. Discreet values were assigned to each property in our portfolio.
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
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	5.94% - 6.24%	6.09%
Discount rate	7.08% - 7.44%	7.26%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 2.5% in either direction, which represents a 5% sensitivity analysis, in accordance with the IPA valuation guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.25	$(0.25)
Discount rate	0.22	(0.24)

In its valuation report, CBRE Cap included an estimate of the December 31, 2018 value of our assets, including cash, our investment in an unconsolidated joint venture and selected other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to the GAAP fair values for the year ended December 31, 2018, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties.
As of  December 31, 2018, we held one investment in an unconsolidated joint venture. The investment in an unconsolidated joint venture represents a 10% interest in a joint venture which owns 20 multifamily properties with 4,584 apartment homes. CBRE Cap relied on the appraised values of the multifamily properties in the unconsolidated joint venture provided by CBRE along with the fair value of other assets and liabilities of the unconsolidated joint venture as determined by our advisor, and then calculated the amount that we would receive in a hypothetical liquidation of the real estate at its appraised value and the other assets and liabilities at their fair values based on the profit participation thresholds contained in the joint venture agreement. The resulting amount was the fair value assigned to our 10% interest in the unconsolidated joint venture.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the incentive fee.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, our board of directors determined the estimated value of our equity interest in its real estate portfolio to be in the range of $1,200,232,477 to $1,268,900,255 and the Company’s estimated net asset value to range between $666,736,194 and $738,227,129, or between $8.92 and $9.89 per share, based on a share count of 74,650,139 shares issued and outstanding as of December 31, 2018.
As with any valuation methodology, the methodologies considered by our valuation committee and our board of directors in reaching an estimate of the value of our shares are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2018 and 2017.

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2018	2017	2018	2017
Real estate properties	$1,233,530,000	$1,511,655,000	$16.52	$20.02
Cash	154,192,443	171,228,485	2.06	2.26
Investment in unconsolidated joint venture	25,959,904	16,240,815	0.35	0.21
Other assets	4,490,319	39,863,907	0.06	0.52
Mortgage debt	(681,095,544)	(878,382,692)	(9.12)	(11.63)
Other liabilities	(35,395,090)	(39,507,167)	(0.47)	(0.52)
Incentive fee	—	(2,429,119)	—	(0.03)
Estimated value per share	$701,682,032	$818,669,229	9.40(1)	$10.84
________________

(1)
On May 9, 2018, our board of directors determined an estimated value per share of our common stock of $9.84, which represents the estimated value per share of our common stock of $10.84 as of December 31, 2017, less the $1.00 per share special distribution that was paid to stockholders of record as of the close of business on April 20, 2018.

The estimated value of the real estate properties as of December 31, 2018 and 2017 was $1,233,530,000 and $1,511,655,000, respectively, while the total cost of the real estate properties was $1,064,306,039 and $1,267,108,290, respectively (comprised of the aggregate contractual purchase price and capital expenditures subsequent to acquisition).
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap, their consistency with real estate industry standards and best practices and the reasonableness of the assumptions utilized in the valuation.
The valuation report issued March 13, 2019, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2018, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
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
In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	another independent third party appraiser or third party valuation firm would agree with our estimated value per share;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or the reporting requirements under ERISA, the Internal Revenue Code or other applicable law, or the applicable provisions of a Benefit Plan or IRA.

Similarly, the amount a stockholder may receive upon repurchase of his or her shares pursuant to our share repurchase program may be greater or less than the amount a stockholder paid for the shares, regardless of any increase in the underlying value of assets owned by us.
The December 31, 2018 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on March 13, 2019. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2019, in accordance with the IPA valuation guidelines.
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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or CBRE group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2018 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We did not engage CBRE Cap for any other services. During the past five years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
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
We declared distributions based on daily record dates for each day during the period commencing August 12, 2010 (the day following our first property acquisition) through December 31, 2018. Distributions declared for all record dates of a given month are paid approximately three days after month-end. During the six months ended December 31, 2018, distributions were calculated at a rate of $0.001519 per share per day, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock that reflected the one-time special distribution to stockholders discussed below. During the three months ended June 30, 2018, distributions were calculated at a rate of $0.001683 per share per day, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From January 1, 2017 to March 31, 2018, distributions were calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. On April 16, 2018, our board of directors declared a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018.
Distributions declared during the years ended December 31, 2018 and 2017 are as follows:

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,320,570	$86,819,112	$10,472,649	$10,442,526	$121,054,857
Total Per Share Distribution	$0.177	$1.153	$0.140	$0.140	$1.610
Annualized Rate Based on Purchase Price	7.0%	6.0%	6.0%	6.0%	6.3%

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$13,447,122	$13,563,610	$13,681,897	$13,647,194	$54,339,823
Total Per Share Distribution	$0.177	$0.179	$0.181	$0.181	$0.718
Annualized Rate Based on Purchase Price	7.0%	7.0%	7.0%	7.0%	7.0%
The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Ordinary income	—%	—%
Return of capital	40.4%	20.5%
Capital gain	59.6%	79.5%
Total	100.0%	100.0%
On October 21, 2014, our board of directors elected to suspend our distribution reinvestment plan, effective with distributions earned beginning on December 1, 2014. All distributions paid following November 20, 2014, are paid in cash. For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

Unregistered Sales of Equity Securities
On August 9, 2018, we granted each of the three independent directors 2,500 shares of restricted common stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
The purchase price for shares repurchased under our share repurchase program prior to April 28, 2018, was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)

Our board of directors elected to suspend our share repurchase program, effective April 28, 2018. Our board of directors subsequently determined to reinstate and amend the terms of our share repurchase program, effective May 20, 2018. Pursuant to our amended and reinstated share repurchase program, the revised repurchase price is equal to 93% of the most recent publicly disclosed estimated value per share. From May 20, 2018 to December 31, 2018, the share repurchase price was $9.15 per share, which represented 93% of the estimated value per share of $9.84, as determined by our board of directors. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

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

(3)	The required one-year holding period to be eligible to repurchase shares under our share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The repurchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the share repurchase program is further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of our common stock are made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter during which the share repurchase program is in effect. Repurchase requests are honored approximately 30 days following the end of the applicable quarter, referred to herein as the “repurchase date”. Stockholders may withdraw their repurchase request at any time up to three business days prior to the end of the applicable quarter.
We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. To the extent that repurchase requests exceed our limitations on repurchases or we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority is given to repurchase requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares that have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that we honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests are honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchases requests.
We are not obligated to repurchase shares of our common stock under the share repurchase program. In no event shall repurchases under the share repurchase program exceed 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year or $2,000,000 during any quarter. There is no fee in connection with a repurchase of shares of our common stock.
Our board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase program at any time upon 30 days’ notice to our stockholders if it determines that the funds available to fund the share repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of our stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination or suspension of our share repurchase program.

During the year ended December 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2018	264,434	181,404	$11.03	(5)
February 2018	122,608	—	—	(5)
March 2018	229,319	—	—	(5)
April 2018	113,202	—	—	(5)
May 2018	541,610	218,011	9.17	(5)
June 2018	300,481	—	—	(5)
July 2018	215,326	218,555	9.15	(5)
August 2018	168,165	—	—	(5)
September 2018	156,607	—	—	(5)
October 2018	316,304	218,800	9.14	(5)
November 2018	145,797	—	—	(5)
December 2018	213,142	—	—	(5)
	2,786,995	836,770

____________________

(1)
We generally repurchased shares on the last business day of the month following the end of each fiscal quarter in which requests were received. We suspended our share repurchase program, effective April 28, 2018. Our board of directors subsequently decided to reinstate and amend the share repurchase program, effective May 20, 2018. Due to the suspension and subsequent reinstatement of the share repurchase program, valid repurchase requests received during the three months ended March 31, 2018, were honored on May 31, 2018. On January 31, 2019, we repurchased 219,696 shares of our common stock for a total repurchase value of $2,000,000, or $9.10 per share, pursuant to our share repurchase program.

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
Effective May 20, 2018, the “share repurchase price” is equal to 93% of the Estimated Value per Share less reductions due to the holding period for shares and other events specified in the share repurchase program. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or “qualifying disability” will be equal to the average issue price per share for all of the stockholder’s shares purchased from us.

(4)	For the year ended December 31, 2018, the sources of the cash used to repurchase shares were 100% from existing cash and cash equivalents.
(5) The number of shares that may be repurchased pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted average number of shares outstanding during the prior calendar year and the value of the shares repurchased shall not exceed $2,000,000 in any quarter.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2018, 2017, 2016, 2015 and 2014, and for the years then ended, should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Total real estate, net	$846,889,837	$1,026,715,330	$1,461,534,875	$1,503,455,095	$1,538,610,961
Total assets	1,019,657,998	1,245,940,878	1,592,934,785	1,570,303,350	1,609,067,128
Notes payable	693,501,574	875,785,938	1,217,716,280	1,115,752,899	1,084,757,025
Total liabilities	728,896,664	915,293,105	1,272,506,542	1,163,855,827	1,132,003,898
Total stockholders’ equity	290,761,334	330,647,773	320,428,243	406,447,523	477,063,230

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating data
Total revenues	$141,988,859	$212,969,240	$218,237,532	$209,390,658	$195,929,856
Net income (loss)	89,083,552	72,473,867	(25,579,651)	(13,024,358)	(25,742,292)
Net income (loss) attributable to common stockholders	89,083,552	72,473,867	(25,579,651)	(13,024,358)	(25,742,292)
Income (loss) per common share - basic and diluted	1.19	0.96	(0.34)	(0.18)	(0.34)
Other data
Cash flows provided by operating activities	27,071,435	43,764,300	54,741,338	54,246,418	51,517,772
Cash flows provided by (used in) investing activities	227,256,726	135,341,199	(57,534,074)	(30,260,677)	(127,748,779)
Cash flows (used in) provided by financing activities	(305,231,726)	(67,787,369)	36,793,221	(19,216,599)	86,443,737
Distributions declared	121,054,857	54,339,823	54,828,267	55,076,217	54,296,664
Distributions declared per common share(1)	1.610	0.718	0.716	0.718	0.718
Weighted-average number of common shares outstanding, basic and diluted	75,049,667	75,794,705	76,195,083	76,335,114	75,450,215
FFO(2)	21,749,778	44,485,775	43,933,833	52,615,838	33,994,751
MFFO(2)	26,057,105	47,472,599	49,117,817	55,143,904	45,002,936
________________

(1)
Distributions declared per common share for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 assumes each share was issued and outstanding each day of each year. During the six months ended December 31, 2018, distributions were calculated at a rate of $0.001519 per share per day, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock that reflects the one-time special distribution discussed below. During the three months ended June 30, 2018, distributions were calculated at a rate of $0.001683 per share per day, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From January 1, 2017 to March 31, 2018, distributions were calculated at a rate of $0.001964 per share per day, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. On April 16, 2018, our board of directors declared a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018. From April 1, 2016 to December 31, 2016, distributions were calculated at a rate of $0.001958 per share of common stock per day, which if paid each day over a 366-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. From September 10, 2012 to March 31, 2016, distributions were calculated at a rate of $0.001964 per share of common stock per day, which if paid each day over a 365-day period was equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock.

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
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this annual report. Also see “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 20, 2013, we had sold 73,608,337 shares of common stock for gross offering proceeds of $745,389,748, including 1,588,289 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $15,397,232. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate the distribution reinvestment plan and change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan based upon changes in the estimated value per share and other factors our board of directors deems relevant.
On March 10, 2015, our board of directors determined an estimated value per share of our common stock of $10.35 as of December 31, 2014. On February 25, 2016, our board of directors determined an estimated value per share of our common stock of $11.44 as of December 31, 2015. On February 15, 2017, our board of directors determined an estimated value per share of our common stock of $11.65 as of December 31, 2016. On March 13, 2018, our board of directors determined an estimated value per share of our common stock of $10.84 as of December 31, 2017. On May 9, 2018, our board of directors determined an estimated value per share of our common stock of $9.84, which represents the estimated value per share of our common stock of $10.84 as of December 31, 2017, less the $1.00 per share special distribution that was paid to stockholders of record as of the close of business on April 20, 2018. On March 13, 2019, our board of directors determined an estimated value per share of our common stock of $9.40 as of December 31, 2018.

Prior to the commencement of our public offering, we sold shares of our common stock in a private offering exempt from the registration requirements of the Securities Act. Upon termination of the private offering, we had sold 637,279 shares of common stock at $9.40 per share (subject to certain discounts) for gross offering proceeds of $5,844,325.
As of December 31, 2018, we owned 35 multifamily properties located within the greater midwest and southern geographic regions of the United States. As of December 31, 2018, our property portfolio was comprised of a total of 9,442 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of our real estate portfolio was $1,017,661,219. At December 31, 2018, our portfolio was approximately 95.5% leased. As of December 31, 2018, we also owned a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes.
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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities in the multifamily sector. Home ownership rates are at near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.

Our Real Estate Portfolio
As of December 31, 2018, we owned the 35 multifamily properties listed below:

					Total Purchase Price	Mortgage Debt Outstanding at December 31, 2018	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$11,930,339	96.4%	89.5%	$841	$832
2	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	—	98.5%	99.0%	781	743
3	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	—	91.2%	89.2%	1,131	1,064
4	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,113,376	94.0%	93.3%	848	844
5	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	21,719,269	94.4%	94.7%	857	849
6	Sonoma Grande Apartments	Tulsa, OK	5/24/2012	336	32,200,000	20,451,101	93.5%	92.6%	895	902
7	Estancia Apartments	Tulsa, OK	6/29/2012	294	27,900,000	—	95.6%	94.9%	891	919
8	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,390,229	94.5%	93.0%	1,120	1,030
9	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,847,045	94.0%	93.2%	1,138	1,107
10	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	15,027,104	95.7%	94.7%	1,217	1,191
11	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	35,563,625	93.1%	95.0%	912	923
12	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,229,093	97.3%	95.0%	933	903
13	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	12,823,790	95.1%	90.7%	1,008	981
14	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,392,107	96.5%	94.6%	1,290	1,240
15	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,166,247	94.1%	87.3%	1,082	1,059
16	Deep Deuce at Bricktown(3)	Oklahoma City, OK	3/28/2013	294	38,271,000	32,069,379	93.9%	91.5%	1,235	1,157
17	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,268,147	92.9%	94.6%	954	942
18	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,175,716	94.9%	94.3%	1,037	1,028
19	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,712,670	92.9%	93.2%	1,311	1,291
20	Dawntree Apartments	Carrollton, TX	8/15/2013	400	24,000,000	14,450,118	95.3%	93.0%	1,016	990
21	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	16,045,948	93.9%	90.4%	1,366	1,282
22	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,133,615	95.8%	93.8%	879	868

					Total Purchase Price	Mortgage Debt Outstanding at December 31, 2018	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Dec 31, 2018	Dec 31, 2017	Dec 31, 2018	Dec 31, 2017
23	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	$16,300,000	$12,072,255	96.0%	92.7%	$897	$1,011
24	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,058,201	93.9%	92.9%	1,209	1,149
25	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,156,654	94.8%	96.7%	1,282	1,240
26	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	—	93.9%	92.5%	1,104	1,075
27	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	27,384,768	91.7%	93.2%	1,076	1,077
28	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	24,978,692	94.0%	97.2%	1,106	1,091
29	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	19,440,839	94.4%	94.0%	1,198	1,157
30	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,822,121	95.8%	94.2%	1,147	1,151
31	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,367,682	93.7%	95.4%	1,095	1,073
32	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,241,494	96.4%	90.6%	1,040	950
33	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	20,204,961	95.9%	96.8%	1,002	987
34	Double Creek Flats	Plainfield, IN	5/7/2018	240	31,852,079	21,877,897	93.8%	—%	1,063	—
35	Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	103,633,983	64,387,092	89.3%	—%	1,331	—
				9,442	$1,017,661,219	$693,501,574	94.3%	93.8%	$1,068	$1,037
________________

(1)	At December 31, 2018 and 2017, our portfolio was approximately 95.5% and 95.4% leased, respectively.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

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
At each closing, the new joint venture property owner entered into a Property Management Agreement with Steadfast Management Company, Inc. as property manager. We also entered into an Investment Agreement with affiliates of BREIT whereby we will undertake to present certain investment opportunities in multifamily properties to a to-be-formed joint venture between us and certain affiliates of BREIT.  Our obligation to present investment opportunities is not exclusive and neither BREIT nor any of its affiliates has any obligation to invest in any such investment opportunity. Effective December 10, 2018, the joint venture terminated the Property Management Agreements with the property manager.
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

2018 Property Acquisitions
Double Creek Flats
On May 7, 2018, we, through an indirect wholly-owned subsidiary, acquired Double Creek Flats, a multifamily property located in Plainfield, Indiana, containing 240 apartment homes. The purchase price of Double Creek Flats was $31,852,079. We financed the acquisition of Double Creek Flats with (1) cash proceeds from property dispositions in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and (2) the proceeds of a secured loan in the aggregate principal amount of $22,050,000 from a financial institution.
Jefferson at Perimeter Apartments
On June 11, 2018, we, through an indirect wholly-owned subsidiary, acquired Jefferson at Perimeter Apartments, a multifamily property located in Dunwoody, Georgia, containing 504 apartment homes. The purchase price of the Jefferson at Perimeter Apartments was $103,633,983. We financed the acquisition of the Jefferson at Perimeter Apartments with (1) cash proceeds from property dispositions in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and (2) the assumption of a loan in the aggregate principal amount of $65,000,000 from a financial institution.
2018 Property Dispositions
The following provides information on property dispositions during 2018, excluding the contribution of properties to the joint venture discussed above.
The Moorings Apartments
We acquired The Moorings Apartments, a multifamily property located in Roselle, Illinois, containing 216 apartment homes, on November 30, 2012. The purchase price of The Moorings Apartments was $20,250,000, exclusive of closing costs. On January 5, 2018, we sold The Moorings Apartments for $28,100,000, resulting in a gain of $9,658,823, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of The Moorings Apartments was not affiliated with us or our advisor.
Arrowhead Apartment Homes
We acquired Arrowhead Apartment Homes, a multifamily property located in Palatine, Illinois, containing 200 apartment homes, on November 30, 2012. The purchase price of the Arrowhead Apartment Homes was $16,750,000, exclusive of closing costs. On January 31, 2018, we sold the Arrowhead Apartment Homes for $23,600,000, resulting in a gain of $8,928,691, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Arrowhead Apartment Homes was not affiliated with us or our advisor.
Willow Crossing Apartments
We acquired Willow Crossing Apartments, a multifamily property located in Elk Grove, Illinois, containing 579 apartment homes, on November 20, 2013. The purchase price of the Willow Crossing Apartments was $58,000,000, exclusive of closing costs. On February 28, 2018, we sold the Willow Crossing Apartments for $79,000,000, resulting in a gain of $24,136,113, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Willow Crossing Apartments was not affiliated with us or our advisor.
Mapleshade Park
We acquired Mapleshade Park, a multifamily property located in Dallas, Texas, containing 148 apartment homes, on March 31, 2014. The purchase price of Mapleshade Park was $23,325,000, exclusive of closing costs. On November 30, 2018, we sold Mapleshade Park for $30,750,000, resulting in a gain of $9,628,549, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Mapleshade Park was not affiliated with us or our advisor.

Echo at Katy Ranch
We acquired Echo at Katy Ranch, a multifamily property located in Katy, Texas, containing 260 apartment homes, on December 19, 2013. The purchase price of Echo at Katy Ranch was $35,100,000, exclusive of closing costs. On December 12, 2018, we sold Echo at Katy Ranch for $35,100,000, resulting in a gain of $5,072,584, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Echo at Katy Ranch was not affiliated with us or our advisor.
Heights at 2121
We acquired Heights at 2121, a multifamily property located in Houston, Texas, containing 504 apartment homes, on September 30, 2013. The purchase price of Heights at 2121 was $37,000,000, exclusive of closing costs. On December 21, 2018, we sold Heights at 2121 for $47,000,000, resulting in a gain of $14,394,129, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Heights at 2121 was not affiliated with us or our advisor.
Lodge at Trails Edge
We acquired Lodge at Trails Edge, a multifamily property located in Indianapolis, Indiana, containing 268 apartment homes, on June 18, 2013. The purchase price of Lodge at Trails Edge was $18,400,000, exclusive of closing costs. On December 21, 2018, we sold Lodge at Trails Edge for $24,000,000, resulting in a gain of $7,873,302, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Lodge at Trails Edge was not affiliated with us or our advisor.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At December 31, 2018, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of December 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, fund value-enhancement and other capital improvement projects at our properties, pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor in connection with the acquisition and disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us. We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $142,078,166 as of December 31, 2018;

•	various forms of secured and unsecured financing; and

•	equity capital from joint venture partners.
Over the short term, we believe that our sources of capital, specifically our cash balance, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the sources of capital noted above, which we will rely on to meet our short term liquidity requirements, we may also utilize proceeds from the sale of our properties. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, which we presently anticipate will grow over time, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On October 22, 2012, we entered into a revolving credit facility with PNC Bank, National Association, or PNC Bank, to borrow up to $5,000,000. On April 25, 2013, we amended the revolving credit facility to increase the borrowing capacity to $20,000,000. On July 18, 2014, we further amended the revolving credit facility, to, among other things, increase the borrowing capacity from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and provided certain security for borrowings under the credit facility. The maximum amounts that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively. The amended and restated credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, we repaid all outstanding amounts due and terminated the amended and restated credit facility.
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then-existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the credit agreement. Advances made under the credit facility are secured by certain of our properties. The credit facility accrues interest at the one-month LIBOR plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%, as further described in the credit agreement. Interest only payments on the credit facility are payable monthly in arrears and are due and payable on the first day of each month, commencing September 1, 2016. The entire outstanding principal balance and any accrued and unpaid interest on the credit facility are due on the maturity date. See Note 6 (Debt) of the accompanying consolidated financial statements for a description of our credit facility. Between November 15, 2017 and May 31, 2018, seven of the collateralized properties were either disposed or refinanced, with the advances made to each of the collateralized properties being repaid in full. As of December 31, 2018, $52,656,750 was outstanding under our credit facility.
On June 29, 2016 and June 30, 2016, 14 of our wholly-owned subsidiaries terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements, each a loan agreement, with, as applicable, PNC Bank and Newmark Knight Frank (formerly known as Berkeley Point Capital LLC), or Newmark, for an aggregate principal amount of $358,002,000, which we refer to as the “June Refinancing Transactions.” On July 29, 2016, nine of our wholly-owned subsidiaries also entered into a credit agreement with PNC Bank in connection with the refinancing of certain additional mortgage loans, which we refer to as the “July Refinancing Transactions.” Further, on August 30, 2016 and September 29, 2016, three of our wholly-owned subsidiaries terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600, together with the June Refinancing Transactions and the July Refinancing Transactions, the “Refinancing Transactions.”
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
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of December 31, 2018, we owned 35 multifamily properties. During the year ended December 31, 2018, net cash provided by operating activities was $27,071,435 compared to $43,764,300 for the year ended December 31, 2017. The decrease in net cash provided by operating activities during the year ended December 31, 2018, was primarily due to the disposition of seven multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture, partially offset by the acquisition of two multifamily properties subsequent to December 31, 2017.
Cash Flows Provided By Investing Activities
During the year ended December 31, 2018, net cash provided by investing activities was $227,256,726, compared to $135,341,199 during the year ended December 31, 2017. The increase in net cash provided by investing activities during the year ended December 31, 2018, was primarily due to the disposition of seven multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the year ended December 31, 2018, partially offset by the acquisition of two multifamily properties, compared to the disposition of five multifamily properties and the contribution of 12 multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the year ended December 31, 2017. Net cash provided by investing activities during the year ended December 31, 2018, consisted of the following:

•	$2,905,311 of cash used for the investment in an unconsolidated joint venture, net of distributions received from the unconsolidated joint venture of $530,100;

•	$67,886,062 of cash used relating to the acquisition of our multifamily properties;

•	$9,564,647 of cash used for improvements to real estate investments;

•	$2,600,000 of cash used for deposits for potential real estate acquisitions;

•	$223,300 of cash used to purchase interest rate cap agreements;

•	$310,434,652 of cash provided by the sales of real estate investments; and

•	$1,394 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the year ended December 31, 2018, net cash used in financing activities was $305,231,726, compared to $67,787,369 during the year ended December 31, 2017. The increase in cash flows used in financing activities is due primarily to the increase in principal repayments on mortgage notes payable, net of borrowings, the payment of debt extinguishment costs of $2,572,386, in addition to the special distribution of $75,298,163 paid to stockholders. Net cash used in financing activities during the year ended December 31, 2018, consisted of the following:

•
$134,113,992 net cash used for principal payments of mortgage notes payable, net of deferred financing costs in the amount of $1,323,128 and proceeds from the issuance of mortgage notes payable of $106,482,000;

•	$38,410,500 of cash used for principal payments on the credit facility;

•	$2,572,386 of cash paid for the extinguishment of debt;

•	$122,134,848 of cash distributions; and

•	$8,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2018, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of December 31, 2018, we had indebtedness totaling an aggregate principal amount of $693,501,574, including net premiums on certain notes payable of $302,530 and net deferred financing costs of $4,227,995. For more information on our outstanding indebtedness, see Note 6 (Debt) to the consolidated financial statements included in this annual report.
The following is a summary of our contractual obligations as of December 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$195,785,965	$29,208,988	$53,312,853	$40,104,023	$73,160,101
Principal payments on outstanding debt obligations(2)	697,427,039	51,047,863	111,907,004	248,331,924	286,140,248
Total	$893,213,004	$80,256,851	$165,219,857	$288,435,947	$359,300,349
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2018. We incurred interest expense of $33,158,759 during the year ended December 31, 2018, including amortization of deferred financing costs totaling $1,056,249, amortization of loan premiums of $270,792, net unrealized losses from the change in fair value of interest rate cap agreements of $157,268 and costs associated with the refinancing of debt of $398,781.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of December 31, 2018 and 2017, we were in compliance with all of our financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. The ability to compare one period to another is affected by the acquisitions and dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 35 as of December 31, 2018, from 48 and 65 as of December 31, 2017 and 2016, respectively. Our results of operations during these periods were primarily affected by (1) the disposition of seven multifamily properties, the contribution of eight multifamily properties to the joint venture and the acquisition of two multifamily properties during the year ended December 31, 2018, (2) the disposition of five multifamily properties and the contribution of 12 multifamily properties to the joint venture during the year ended December 31, 2017 and (3) the construction of an additional 86 apartment homes at one existing multifamily property during the year ended December 31, 2016. Our results of operations were also impacted by our value-enhancement activity completed through December 31, 2018, as further discussed below.

Throughout this “Results of Operations” discussion, for the years ended December 31, 2018 and 2017, references to the disposition of 15 and 17 multifamily properties includes the contribution of eight and 12 multifamily properties to the joint venture, respectively.
Our results of operations for the years ended December 31, 2018, 2017 and 2016, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, the impact of anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Years Ended December 31, 2018 and 2017
The following table summarizes the consolidated results of operations for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Years(2)
	2018	2017	Change $	Change %
Total revenues	$141,988,859	$212,969,240	$(70,980,381)	(33)%	$(74,024,312)	$3,043,931
Operating, maintenance and management	(38,512,239)	(58,347,903)	19,835,664	34%	21,261,204	(1,425,540)
Real estate taxes and insurance	(24,230,326)	(35,114,937)	10,884,611	31%	13,048,131	(2,163,520)
Fees to affiliates	(15,879,702)	(21,960,145)	6,080,443	28%	7,237,283	(1,156,840)
Depreciation and amortization	(46,109,794)	(67,755,152)	21,645,358	32%	21,205,221	440,137
Interest expense	(33,158,759)	(44,114,130)	10,955,371	25%	13,420,703	(2,465,332)
Loss on debt extinguishment	(3,621,665)	(2,380,051)	(1,241,614)	(52)%	(958,719)	(282,895)
General and administrative expenses	(6,269,238)	(6,732,330)	463,092	7%	605,889	(142,797)
Equity in loss from unconsolidated joint venture	(3,339,202)	(663,896)	(2,675,306)	(403)%	(2,675,306)	—
Gain on sales of real estate, net	118,215,618	96,573,171	21,642,447	22%	21,642,447	—
Net income	$89,083,552	$72,473,867	$16,609,685	23%

NOI(3)	$74,317,686	$110,547,074	$(36,229,388)	(33)%
FFO(4)	$21,749,778	$44,485,775	$(22,735,997)	(51)%
MFFO(4)	$26,057,105	$47,472,599	$(21,415,494)	(45)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2018, compared to the year ended December 31, 2017, related to multifamily properties acquired or disposed of on or after January 1, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2018, compared to the year ended December 31, 2017, related to multifamily properties owned by us throughout both periods presented.

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

Net income
For the year ended December 31, 2018, we had net income of $89,083,552, compared to net income of $72,473,867 for the year ended December 31, 2017. The increase in net income of $16,609,685 over the comparable prior year period was primarily due to the increase in gain on sales of real estate, net of $21,642,447, the decrease in operating, maintenance and management expenses of $19,835,664, the decrease in real estate taxes and insurance of $10,884,611, the decrease in fees to affiliates of $6,080,443, the decrease in depreciation and amortization expense of $21,645,358, the decrease in interest expense of $10,955,371 and the decrease in general and administrative expenses of $463,092, partially offset by the decrease in total revenues of $70,980,381, the increase in loss on debt extinguishment of $1,241,614 and the increase in equity in loss of unconsolidated joint venture partner of $2,675,306. Our results of operations were primarily impacted by the disposition of 15 multifamily properties and the acquisition of two multifamily properties during the year ended December 31, 2018, and the disposition of 17 multifamily properties during the year ended December 31, 2017 .
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2018, were $141,988,859, compared to $212,969,240 for the year ended December 31, 2017. The decrease of $70,980,381 was primarily due to a net decrease of $74,024,312 as a result of the decrease in the number of properties in our portfolio subsequent to December 31, 2017, and during the year ended December 31, 2017. Our total number of units decreased by 2,714 from 12,156 at December 31, 2017, to 9,442 at December 31, 2018, as a result of the disposition of 15 multifamily properties, partially offset by the acquisition of two multifamily properties, subsequent to December 31, 2017. The average occupancy increased from 93.8% at December 31, 2017, to 94.3% at December 31, 2018. The average monthly rent for our property portfolio increased from $1,037 at December 31, 2017, to $1,068 at December 31, 2018, primarily attributable to ordinary monthly rent increases and the completion of value-enhancement projects. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, any value-enhancement projects and a full year of ownership of the two multifamily properties acquired during the year ended December 31, 2018.
Operating, maintenance and management expense
Operating, maintenance and management expenses for the year ended December 31, 2018, were $38,512,239, compared to $58,347,903 for the year ended December 31, 2017. The decrease of $19,835,664 was primarily due to a net decrease of $21,261,204 as a result of the reduction in the number of properties in our portfolio subsequent to December 31, 2017, and the disposition of 17 multifamily properties during the year ended December 31, 2017, offset by the increase of $1,425,540 at the properties held throughout both periods due to increased repairs and maintenance, utilities and wages and salaries during the year ended December 31, 2018. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.

Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2018, were $24,230,326, compared to $35,114,937 for the year ended December 31, 2017. The decrease of $10,884,611 was primarily due to a decrease of $13,048,131 related to the reduction in the number of properties in our portfolio subsequent to December 31, 2017, and the disposition of 17 multifamily properties during the year ended December 31, 2017, offset by the increase of $2,163,520 at the properties held throughout both periods due to increased assessed values at certain of our properties resulting in higher property taxes. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2018, were $15,879,702, compared to $21,960,145 for the year ended December 31, 2017. This decrease of $6,080,443 was primarily due to the decrease of investment management fees and property management fees as a result of the reduction in the number of properties in our portfolio subsequent to December 31, 2017 and the disposition of 17 multifamily properties during the year ended December 31, 2017. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2018, were $46,109,794, compared to $67,755,152 for the year ended December 31, 2017. The decrease of $21,645,358 was primarily due to the reduction in the number of properties in our portfolio subsequent to December 31, 2017, and the disposition of 17 multifamily properties during the year ended December 31, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2018, was $33,158,759, compared to $44,114,130 for the year ended December 31, 2017. The decrease of $10,955,371 was primarily due to a net decrease of $182,284,364 in our total notes payable balance as a result of the reduction in the number of properties in our portfolio subsequent to December 31, 2017, and the disposition of 17 multifamily properties during the year ended December 31, 2017, partially offset by increases in LIBOR from December 31, 2017 to December 31, 2018, that impact the interest on our variable rate loans and the increase in costs related to the refinancing at four multifamily properties during the year ended December 31, 2018, compared to the costs related to the refinancing at one multifamily property during the year ended December 31, 2017. Included in interest expense is the amortization of deferred financing costs of $1,056,249 and $1,839,952, amortization of loan premiums of $270,792 and $1,129,960, unrealized loss on derivative instruments of $157,268 and $604,545 and costs associated with the refinancing of debt of $398,781 and $0 for the years ended December 31, 2018 and 2017, respectively. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2018, was $3,621,665, compared to $2,380,051 for the year ended December 31, 2017. These expenses consisted of prepayment penalties, the expense of the deferred financing costs, net and loan premiums related to the repayment and extinguishment of the debt in conjunction with the sale of 13 multifamily properties (including the contribution of seven multifamily properties to the joint venture), repayment of notes payable at four multifamily properties and refinancing of notes payable at four multifamily properties during the year ended December 31, 2018, compared to the prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the disposition of 17 multifamily properties and refinancing at one multifamily property during the year ended December 31, 2017. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.

General and administrative expense
General and administrative expenses for the year ended December 31, 2018, were $6,269,238, compared to $6,732,330 for the year ended December 31, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $463,092 was primarily due to a net decrease of $605,889 as a result of the reduction in the number of properties in our portfolio subsequent to December 31, 2017, and the disposition of 17 multifamily properties during the year ended December 31, 2017, offset by increases in independent directors’ meeting fees as a result of an increase in the number of meetings compared to the prior year period and increase in acquisition expenses that did not meet the capitalization criteria under ASU 2017-01 compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenues.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the year ended December 31, 2018, was $3,339,202 compared to $663,896 for the year ended December 31, 2017. The increase in equity in loss from unconsolidated joint venture was due to the fact that the joint venture was comprised of 12 properties during the year ended December 31, 2017, compared to 20 properties during the year ended December 31, 2018. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. Equity in loss from unconsolidated joint venture is based on the operating results of the joint venture.
Gain on sales of real estate
Gain on sales of real estate for the year ended December 31, 2018, was $118,215,618, compared to $96,573,171 for the year ended December 31, 2017. The gain on sales of real estate consists of the gain recognized on the disposition of 15 multifamily properties during the year ended December 31, 2018, compared to the disposition of 17 multifamily properties during the year ended December 31, 2017. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.

Consolidated Results of Operations for the Years Ended December 31, 2017 and 2016
The following table summarizes the consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Years(2)
	2017	2016	Change $	Change %
Total revenues	$212,969,240	$218,237,532	$(5,268,292)	(2)%	$(5,841,969)	$573,677
Operating, maintenance and management	(58,347,903)	(57,832,187)	(515,716)	(1)%	715,615	(1,231,331)
Real estate taxes and insurance	(35,114,937)	(36,507,827)	1,392,890	4%	472,839	920,051
Fees to affiliates	(21,960,145)	(25,440,718)	3,480,573	14%	1,825,306	1,655,267
Depreciation and amortization	(67,755,152)	(69,513,484)	1,758,332	3%	2,363,126	(604,794)
Interest expense	(44,114,130)	(41,772,682)	(2,341,448)	(6)%	(622,297)	(1,719,151)
Loss on debt extinguishment	(2,380,051)	(4,932,369)	2,552,318	52%	(892,240)	3,444,558
General and administrative expenses	(6,732,330)	(7,817,916)	1,085,586	14%	203,088	882,498
Equity in loss from unconsolidated joint venture	(663,896)	—	(663,896)	(100)%	(663,896)	—
Gain on sales of real estate, net	96,573,171	—	96,573,171	100%	96,573,171	—
Net income (loss)	$72,473,867	$(25,579,651)	$98,053,518	383%

NOI(3)	$110,547,074	$113,675,575	$(3,128,501)	(3)%
FFO(4)	$44,485,775	$43,933,833	$551,942	1%
MFFO(4)	$47,472,598	$49,117,817	$(1,645,219)	(3)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2017, compared to the year ended December 31, 2016, related to multifamily properties acquired or disposed of on or after January 1, 2016 through December 31, 2017.

(2)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2017, compared to the year ended December 31, 2016, related to multifamily properties owned by us throughout both periods presented.

(3)	For information on how we calculate NOI and a reconciliation of NOI to net income (loss), see “—Net Operating Income.”

(4)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net income (loss), see “—Funds From Operations and Modified Funds From Operations.”
Net income (loss)
For the year ended December 31, 2017, we had a net income of $72,473,867 compared to a net loss of $25,579,651 for the year ended December 31, 2016. The increase in net income of $98,053,518 over the prior year was primarily due to the decrease in real estate taxes and insurance of $1,392,890, the decrease in fees to affiliates of $3,480,573, the decrease in depreciation and amortization expense of $1,758,332, the decrease in loss on debt extinguishment of $2,552,318, the decrease in general and administrative expenses of $1,085,586 and the increase in gain on sales of real estate of $96,573,171, partially offset by the decrease in total revenues of $5,268,292, the increase in operating, maintenance and management expenses of

$515,716, the increase in interest expense of $2,341,448 and the equity in loss of unconsolidated joint venture of $663,896. Our operations were primarily impacted by the disposition of 17 multifamily properties during the year ended December 31, 2017.
Total revenues
Rental income and tenant reimbursements for the year ended December 31, 2017, were $212,969,240, compared to $218,237,532 for the year ended December 31, 2016. The decrease of $5,268,292 was primarily due to our total units decreasing by 4,553 from 16,709 at December 31, 2016 to 12,156 at December 31, 2017, as a result of the disposition of 17 multifamily properties during the year ended December 31, 2017, partially offset by average monthly rents increasing from $1,028 at December 31, 2016, to $1,037 at December 31, 2017 and average occupancy increasing from 93.4% at December 31, 2016 to 93.8% at December 31, 2017 at the properties held throughout both periods.
Operating, maintenance and management
Operating, maintenance and management expenses for the year ended December 31, 2017, were $58,347,903, compared to $57,832,187 for the year ended December 31, 2016. The increase of $515,716 was due to an increase of $1,231,331 primarily for payroll, credit card processing fees, repairs and maintenance and turnover costs during the year ended December 31, 2017, compared to the year ended December 31, 2016, for those properties held throughout both periods, partially offset by a decrease of $715,615 at the 17 multifamily properties disposed during the year ended December 31, 2017.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the year ended December 31, 2017, were $35,114,937, compared to $36,507,827 for the year ended December 31, 2016. The decrease of $1,392,890 was due to a decrease of $472,839 related to the disposition of 17 multifamily properties during the year ended December 31, 2017, in addition to a decrease in real estate taxes of $920,051 at the properties held throughout both periods due to negotiating reduced assessed values on certain properties, which reduced the real estate tax liabilities.
Fees to affiliates
Fees to affiliates for the year ended December 31, 2017, were $21,960,145 compared to $25,440,718, for the year ended December 31, 2016. The decrease of $3,480,573 was primarily due to $3,283,737 in refinancing fees incurred in connection with the Refinancing Transactions during the year ended December 31, 2016, compared to $86,675 in refinancing fees incurred during the year ended December 31, 2017. Additionally, investment management fees and property management fees decreased from the year ended December 31, 2016, to the year ended December 31, 2017, as a result of the disposition of 17 multifamily properties during the year ended December 31, 2017.
Depreciation and amortization
Depreciation and amortization expenses for the year ended December 31, 2017 were $67,755,152, compared to $69,513,484 for the year ended December 31, 2016. The decrease of $1,758,332 was primarily due to the net decrease in depreciable and amortizable assets of $402,519,616 since December 31, 2016, from the disposition of 17 multifamily properties during the year ended December 31, 2017, and an additional 10 multifamily properties that are classified as held for sale at December 31, 2017, and depreciation is no longer recognized. The depreciation and amortization expense increased at the properties held for both periods due to an increase in depreciable and amortizable assets of $9,345,741 since December 31, 2016.
Interest expense
Interest expense for the year ended December 31, 2017, was $44,114,130, compared to $41,772,682 for the year ended December 31, 2016. The increase of $2,341,448 was primarily due to the net increase in the notes payable balance of $101,963,381 during the year ended December 31, 2016 related to the Refinancing Transactions that experienced a full year of interest expense during the year ended December 31, 2017, partially offset by the decrease of $341,930,342 in notes payable balance from December 31, 2016 to December 31, 2017 related primarily to the disposition of 17 multifamily properties during the year ended December 31, 2017. In addition, increases in LIBOR from December 31, 2016 to December 31, 2017 impacted the interest rate on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of

$1,839,952 and $1,723,186 for the years ended December 31, 2017 and 2016, amortization of loan premiums and discounts of $1,129,960 and $1,243,385 for the years ended December 31, 2017 and 2016, unrealized loss on derivative instruments of $604,545 for the year ended December 31, 2017, and unrealized gain on derivative instruments of $61,698 for the year ended December 31, 2016, and costs associated with the refinancing of debt of $0 and $1,221,254 for the years ended December 31, 2017 and 2016, respectively.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2017, was $2,380,051, compared to $4,932,369 for the year ended December 31, 2016. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the disposition of 17 multifamily properties and refinancing at one multifamily property during the year ended December 31, 2017, and the Refinancing Transactions during the year ended December 31, 2016.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2017, were $6,732,330, compared to $7,817,916 for the year ended December 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $1,085,586 was primarily due to a decrease in legal fees during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the year ended December 31, 2017, was $663,896, compared to $0 for the year ended December 31, 2016. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting beginning in November 2017.
Gain on sales of real estate
Gain on sales of real estate for the year ended December 31, 2017, were $96,573,171, compared to $0 for the year ended December 31, 2016. The gain on sales of real estate consist of the gain recognized on the disposition of 17 multifamily properties during the year ended December 31, 2017, net of state taxes related to properties sold in the states of Tennessee and Texas. No multifamily property dispositions occurred during the year ended December 31, 2016.

Property Operations for the Years Ended December 31, 2018 and 2017
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2017. As of December 31, 2018, 33 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$115,460,457	$113,886,812	$1,573,645	1%
Operating expenses	55,675,893	51,651,716	4,024,177	8%
NOI	59,784,564	62,235,096	(2,450,532)	(4)%

Non-same-store properties:
NOI	14,533,122	48,311,978	(33,778,856)

Total NOI(1)	$74,317,686	$110,547,074	$(36,229,388)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income (loss).
Net Operating Income
Same-store net operating income for the year ended December 31, 2018, was $59,784,564, compared to $62,235,096 for the year ended December 31, 2017. The 4% decrease in same-store net operating income was primarily due to the 1% increase in same-store rental revenues offset by a 8% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the year ended December 31, 2018, were $115,460,457, compared to $113,886,812 for the year ended December 31, 2017. The 1% increase in same-store revenues was primarily due to average monthly rent increases at the same-store properties from $1,032 as of December 31, 2017, to $1,053 as of December 31, 2018, primarily attributable to ordinary monthly rent increases, the completion of value-enhancement projects and an increase in occupancy at the same-store properties from 93.8% as of December 31, 2017, to 94.6% as of December 31, 2018.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2018, were $55,675,893, compared to $51,651,716 for the year ended December 31, 2017. The 8% increase in same-store operating expenses was primarily due to increased payroll, repairs and maintenance, utilities, property level general and administrative expenses and property tax expense during the year ended December 31, 2018, compared to the prior year.
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
The following is a reconciliation of our NOI to net income (loss) for the three months ended December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Years Ended December 31,
	2018	2017	2018	2017	2016
Net income (loss)	$30,225,757	$86,101,893	$89,083,552	$72,473,867	$(25,579,651)
Fees to affiliates(1)	2,489,669	3,186,582	10,221,495	13,909,675	17,360,515
Depreciation and amortization	11,328,072	13,902,611	46,109,794	67,755,152	69,513,484
Interest expense	8,750,432	10,350,173	33,158,759	44,114,130	41,772,682
Loss on debt extinguishment	1,339,418	1,978,377	3,621,665	2,380,051	4,932,369
General and administrative expenses	1,820,862	1,513,444	6,269,238	6,732,330	7,817,916
Gain on sales of real estate, net	(36,968,564)	(91,190,324)	(118,215,618)	(96,573,171)	—
Adjustments for investment in unconsolidated joint venture(2)	931,022	970,819	6,167,115	970,819	—
Other gains(3)	(837,463)	(769,037)	(2,098,314)	(1,215,779)	(2,141,740)
Net operating income	$19,079,205	$26,044,538	$74,317,686	$110,547,074	$113,675,575
________________

(1)
Fees to affiliates for the three months and year ended December 31, 2018, exclude property management fees of $1,020,538 and $4,059,216 and other fees of $515,066 and $1,598,991, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2017, exclude property management fees of $1,407,012 and $6,278,850 and other fees of $393,646 and $1,771,620, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2016, exclude property management fees of $6,406,479 and other fees of $1,673,724 that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the years ended December 31, 2018, 2017 and 2016, include non-recurring insurance proceeds and interest income that are not included in NOI.
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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
Reconciliation of net income (loss) to MFFO:	2018	2017	2016
Net income (loss)	$89,083,552	$72,473,867	$(25,579,651)
Depreciation of real estate assets	44,189,723	67,601,984	69,360,316
Amortization of lease-related costs	1,920,071	153,168	153,168
Gain on sales of real estate, net	(118,215,618)	(96,573,171)	—
Adjustments for investment in unconsolidated joint venture(1)	4,772,050	829,927	—
FFO	21,749,778	44,485,775	43,933,833
Acquisition fees and expenses(2)(3)	528,516	2,291	960
Unrealized loss (gain) on derivative instruments	157,268	604,545	(61,698)
Loss on debt extinguishment	3,621,665	2,380,051	4,932,369
Change in value of restricted common stock to Advisor	—	—	312,353
Adjustments for investment in unconsolidated joint venture(1)	(122)	(63)	—
MFFO	$26,057,105	$47,472,599	$49,117,817

FFO per share - basic and diluted	$0.29	$0.59	$0.58
MFFO per share - basic and diluted	0.35	0.63	0.64
Income (loss) per common share - basic and diluted	1.19	0.96	(0.34)
Weighted average number of common shares outstanding, basic	75,049,667	75,794,705	76,195,083
Weighted average number of common shares outstanding, diluted	75,062,053	75,807,710	76,195,083
________________

(1)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income (loss) attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture.

(2)
By excluding acquisition fees and expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Historically, acquisition fees and expenses under GAAP were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that operational earnings and cash flows are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

(3)
Acquisition expenses for the years ended December 31, 2018 and 2017 of $528,516 and $2,291, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations. Acquisition fees for the year ended December 31, 2016 of $960, are recorded in fees to affiliates in the accompanying consolidated statements of operations.
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
As of December 31, 2018, we had not entered into any material leases as a lessee.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the six months ended December 31, 2018, at a rate of $0.001683 per share per day during the three months ended June 30, 2018, and at a rate of $0.001964 per share per day during the three months ended March 31, 2018.

Distributions declared and paid during each of the four quarters ended December 31, 2018 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid			Net Cash Provided By (Used In) Operating Activities
				Cash Flow From Operations	Sale of Real Estate Investments	Cash and Cash Equivalents

First Quarter 2018	$13,320,570	$0.177	$13,331,421	$—	$—	$13,331,421	$(1,457,476)
Second Quarter 2018	86,819,112	1.153	87,612,706	10,633,355	75,298,163	1,681,188	10,633,355
Third Quarter 2018	10,472,649	0.140	10,851,615	10,776,188	—	75,427	10,776,188
Fourth Quarter 2018	10,442,526	0.140	10,339,106	7,119,368	—	3,219,738	7,119,368
	$121,054,857	$1.610	$122,134,848	$28,528,911	$75,298,163	$18,307,774	$27,071,435
________________

(1)
Distributions are based on daily record dates and calculated at a rate of $0.001519 per share per day during the six months ended December 31, 2018, at a rate of $0.001683 per share per day during the three months ended June 30, 2018, and at a rate of $0.001964 per share per day during the three months ended March 31, 2018. Additionally, on April 16, 2018, our board of directors declared a special distribution in the amount of $1.00 per share to stockholders of record as of the close of business on April 20, 2018, which was paid on May 2, 2018.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the year ended December 31, 2018, we paid aggregate distributions of $122,134,848. For the year ended December 31, 2018, our net income was $89,083,552, we had FFO of $21,749,778 and net cash provided by operating activities of $27,071,435. For the year ended December 31, 2018, of the $122,134,848 in total distributions paid, we funded $27,071,435, or 22%, of distributions paid with net cash provided by operating activities, $19,765,250, or 16%, with existing cash and cash equivalents, and $75,298,163, or 62%, from the sales of real estate investments. Since inception, of the $375,233,687 in total distributions paid through December 31, 2018, including shares issued pursuant to our distribution reinvestment plan, 60% of such amounts were funded from cash flow from operations, 20% of such amounts were funded from the sale of real estate investments, 10% of such amounts were funded from offering proceeds, 2% of such amounts were funded from credit facilities and 8% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net income (loss), see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, loan coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, Director

Independence” and Note 9 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.
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
Real Estate Purchase Price Allocation
Prior to the adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, we recorded the acquisition of income-producing real estate or real estate that are used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination were measured at their acquisition-date fair values. Acquisition costs were expensed as incurred. Upon adoption of ASU 2017-01, we record the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in an asset acquisition are measured at their acquisition-date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
Gains and losses on the sale of real estate are recognized pursuant to ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. We recognize a gain (loss) on sale of real estate when the criteria for an asset to be derecognized are met, which include when: (i) a contract exists, (ii) the buyer obtains control of the asset, and (iii) it is probable that we will receive substantially all of the consideration to which we are entitled. These criteria are generally satisfied at the time of sale. For partial sale of real estate resulting in transfer of control, we measure any noncontrolling interest retained at fair value and recognize a gain or loss on the difference between fair value and the carrying amount of the real estate assets retained. We classify real estate assets as real estate held for sale once the criteria, as defined by GAAP, have been met.
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
Revenue Recognition
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize, for certain of our revenue sources, the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. We selected the modified retrospective transition method but we had no cumulative effect adjustment to recognize as of the date of adoption on January 1, 2018.
Our revenue consists of rental revenues and tenant reimbursements and other. There was no impact to our recognition of rental revenue from leasing arrangements as this was specifically excluded from ASC 606. We identified limited sources of revenues from non-lease components but did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. We lease apartment and condominium units under operating leases with terms generally of one one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancellable term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred in accordance with ASC 840, Leases.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2018 and 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluations were performed for all open tax years through December 31, 2018.
Subsequent Events
Distributions Paid
On January 2, 2019, we paid distributions of $3,515,310, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018. All such distributions were paid in cash.
On February 1, 2019, we paid distributions of $3,514,980, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019. All such distributions were paid in cash.
On March 1, 2019, we paid distributions of $3,165,776, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019. All such distributions were paid in cash.

Repayment of Credit Facility
On January 29, 2019, we made a principal payment in the amount of $3,089,477 on the credit facility with PNC Bank.
Shares Repurchased
On January 31, 2019, we repurchased 219,696 shares of our common stock, for an aggregate repurchase price of $2,000,000, or $9.10 per share, pursuant to our share repurchase program.
Estimated Value per Share
On March 13, 2019, our board of directors determined an estimated value per share of our common stock of $9.40 as of December 31, 2018.
Distribution Declared
On March 13, 2019, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day for the period commencing on April 1, 2019, and ending on June 30, 2019. The distributions will be equal to $0.001519 per share of our common stock per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock. The distributions for each record date in April 2019, May 2019 and June 2019 will be paid in May 2019, June 2019 and July 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Sale of Dawntree Apartments
On March 8, 2019, we, through SIR Dawntree, LLC, or SIR Dawntree, our indirect, wholly-owned subsidiary, sold our fee simple interest in Dawntree Apartments, a 400-unit residential property located in Carrollton, Texas, to an unaffiliated third-party buyer. SIR Dawntree sold Dawntree Apartments for an aggregate sales price of $46,200,000, excluding closing costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we have and may in the future, utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2018, the fair value of our fixed rate debt was $344,536,162 and the carrying value of our fixed rate debt was $360,115,457. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2018, the fair value of our variable rate debt was $336,559,382 and the carrying value of our variable rate debt was $333,386,117. Based on interest rates as of December 31, 2018, if interest rates are 100 basis points higher during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase by $3,409,478 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would decrease by $3,409,361.
At December 31, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 4.66%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.29% at December 31, 2018. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2018, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2018 were not in excess of the capped rates. See also Note 12 (Derivative Financial Instruments) of the accompanying consolidated financial statements.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	68	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	64	Affiliated Director and President
Kevin J. Keating	56	Chief Financial Officer and Treasurer
Ana Marie del Rio	64	Secretary
Scot B. Barker	70	Independent Director
Ned W. Brines	57	Independent Director
Don B. Saulic	60	Independent Director
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
Ella S. Neyland, serves as our President and an affiliated director, positions she has held since October 2012. Ms. Neyland has also served as one of our independent directors, a position she held from October 2011 to September 2012. Ms. Neyland also serves as President and an affiliated director of Steadfast Apartment REIT, positions she has held since September 2013 and August 2013, respectively. In addition, Ms. Neyland serves as President and an affiliated director of Steadfast Apartment REIT III, positions she has held since August 2015 and January 2016, respectively. Ms. Neyland founded Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, in June 2010, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at

Sunrise Housing, Ltd, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
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
Ana Marie del Rio serves as our Secretary and Compliance Officer, positions she has held since our inception in May 2009. Ms. del Rio has also served as Secretary and Compliance Officer of Steadfast Apartment REIT since September 2013 and as Secretary and Compliance Officer of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages the Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
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
Ned W. Brines serves as one of our independent directors, a position he has held since October 2012. Mr. Brines has also served as an independent director and audit committee chairman for Steadfast Apartment REIT III, since January 2016, and as an independent trustee of Stira Alcentra Global Credit Fund since March 2017. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the CitizenTrust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment advisor firm, and served as its Chief Investment Officer until December 2018. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings.  From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena managing their Small Cap Growth Fund with $1.6 billion in assets under management (AUM). Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 in which he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in AUM.  Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst (CFA) designation and is involved in various community activities including serving on the investment committee of City of Hope as well as the Orange County Regional Counsel for San Diego State University.
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
Don B. Saulic serves as one of our independent directors, a position he has held since August 2015. Mr. Saulic has been actively involved in real estate and financial services for over 30 years. Mr. Saulic currently serves as Partner for The Bahnsen Group, LLC, a position he has held since August 2015. In his role, Mr. Saulic provides comprehensive financial planning, investment advisory, and risk management to high net worth investors, businesses and institutions. From April 2013 to August 2015, Mr. Saulic served as a Private Wealth Advisor at Capstone Partners Financial and Insurance Services, LLC. From June 2012 to August 2015, Mr. Saulic served as Chief Executive Officer for King Crown Capital Corporation, a company providing strategic business planning and consulting services. From January 2013 to April 2014, Mr. Saulic was a Private Wealth Advisor for Stephen A. Kohn & Associates, LTD. In his role, Mr. Saulic provided financial planning and investment advisory services. From June 2006 to March 2014, Mr. Saulic served as President and Chief Operating Officer for Cornerstone Ventures, Inc., a real estate investment company. In his role, he helped manage real estate and wholesale distribution operations, including private client services, compliance, investor relations, human resources, information technology, and administration. From June 2012 to March 2013, Mr. Saulic was Chief Operating Officer for Healthcare Real Estate Partners, LLC, a company focused on acquiring and developing healthcare real estate. In his role, Mr. Saulic helped in managing company operations. From March 2008 to December 2012, Mr. Saulic was Chief Operating Officer for Pacific Cornerstone Capital, Inc. In his role, he managed sales operations, compliance, technology and investment services. From 1987 to 2008, Mr. Saulic served in Chief Information Officer roles for Corinthian Colleges, Inc., North American Van Lines, Inc., BAX Global, and Budget Rent a Car Corporation. Prior to 1987 he worked in the financial services industry in management positions with Ernst and Young, GATX Corporation and Kemper Financial Services. Mr. Saulic earned a Masters of Business Administration from DePaul University, a Bachelor of Science in Accounting with a minor in Economics from Illinois State University, and is a Certified Financial Planner®, a Certified Public Accountant and a member of the American Institute of CPAs. Mr. Saulic is involved in various community activities and is a Board Member for Vanguard University, YMCA, and the Forum of Christian Business Leaders.

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
Special Committee
Our board of directors established a special committee. The special committee was formed for the purpose of reviewing, considering, investigating, evaluating and, if deemed appropriate by the special committee, negotiating strategic alternatives. The members of the special committee are Scot B. Barker, Ned W. Brines and Don B. Saulic, with Mr. Barker serving as the chairman of the special committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2018.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers. Accordingly, we have not included a Compensation Discussion and Analysis in this annual report or other related disclosures pursuant to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K with respect to our executive officers. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year December 31, 2018:

Name	Fees Earned or Paid in Cash in 2018(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(3)	Total
Scot B. Barker(4)(5)	$170,001	$24,600	$—	$—	$—	$4,525	$199,126
Ned W. Brines(4)(5)	179,998	24,600	—	—	—	—	204,598
Don B. Saulic(4)(5)	167,001	24,600	—	—	—	—	191,601
Ella S. Neyland(6)	—	—	—	—	—	—	—
Rodney F. Emery(6)	—	—	—	—	—	—	—
	$517,000	$73,800	$—	$—	$—	$4,525	$595,325
________________

(1)
The amounts shown in this column include payments made to members of the special committee, which was formed during the year ended December 31, 2018. The members of the special committee are our independent directors. It was agreed that each independent director will receive a one-time retainer of $60,000, with the special committee chairperson receiving an additional one-time retainer of $5,000. In addition, each member of the special committee receives $2,500 for each in-person committee meeting attended and $1,000 for each teleconference meeting attended.

(2)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our Independent Directors Compensation Plan (described below), computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Amount represents reimbursement of expenses incurred by directors to attend various board of directors’ meetings.

(4)	Independent Directors.

(5)
On August 9, 2018, each of our three independent directors was granted 2,500 shares of restricted common stock in connection with their re-election to the board of directors pursuant to our Independent Directors Compensation Plan (described below). The grant date fair value of the stock was $9.84 per share for an aggregate amount of $24,600 for each independent director. Of these shares of restricted common stock granted in 2018, each independent director had 1,875 shares of restricted common stock that remained unvested as of December 31, 2018.

(6)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation to Independent Directors
We pay each of our independent directors:

•	an annual retainer of $65,000 (the audit committee chairperson receives an additional $10,000 annual retainer);

•	$3,000 for each in-person board of directors meeting attended;

•	$2,000 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Under the Independent Directors Compensation Plan, directors may elect to receive their retainers and meeting fees in cash or fully vested restricted stock, provided that their election is made prior to the plan year in which retainers and meeting fees are earned.
Equity Plan Compensation to Independent Directors
We have approved and adopted the Steadfast Income REIT, Inc. Independent Directors Compensation Plan, or the Plan, which operates as a sub-plan of Steadfast Income REIT, Inc. 2009 Incentive Plan, or the Incentive Plan. Under the Plan and subject to such Plan’s conditions and restrictions, each of our then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the full board of directors. Our initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until we raised $2,000,000 in gross offering proceeds. Each new independent director that joins our board of directors receives 5,000 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 2,500 shares of restricted common stock. Grants of restricted stock are subject to share availability under the Incentive Plan. The shares of restricted common stock granted pursuant to the Plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or “disability”, or (2) our “change in control” (as such terms are defined in the Incentive Plan) or as otherwise provided in the Plan.
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
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under the Incentive Plan as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	898,500
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	898,500

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 7, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	510,504	*
Scot B. Barker	42,052	*
Don B. Saulic	12,500	*
Ned W. Brines	29,956	*
Ella S. Neyland	9,900	*
Kevin J. Keating	4,706	*
Ana Marie del Rio	5,496	*
All officers and directors as a group (seven persons)	615,114	*
________________

*	Less than 1% of the outstanding common stock.

(1)	The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)	None of the shares are pledged as security.

(3)
Consists of 22,223 shares owned by Steadfast REIT Investments, LLC, and 488,281 shares owned by Steadfast Income Advisor, LLC, which are each primarily indirectly owned and controlled by Rodney F. Emery.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2018, involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 9 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On June 12, 2009, our sponsor, Steadfast REIT Investments, LLC, purchased 22,223 shares of our common stock for an aggregate purchase price of $200,007 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On July 10, 2009, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2018, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership and our advisor has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of: (A) 10% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of December 31, 2018, all shares of convertible stock remained outstanding.
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
Our Relationships with our Advisor and our Sponsor
Steadfast Income Advisor, LLC is our advisor and, as such, manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor, our advisor and our dealer manager. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, owns a 25% membership interest in our sponsor. Pursuant to the Third Amended and Restated Operating Agreement of our sponsor, effective as of January 1, 2014, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring November 15, 2019, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 2.0% of: (1) the total cost of investment, as defined in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of any type of real property or real estate-related asset; provided, however, that the total acquisition fee payable by us to our advisor or its affiliates shall equal 0.5% of the cost of investment in the event that proceeds from a prior sale of an investment are used to fund the acquisition of an investment, or (2) our allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2018, we incurred and paid acquisition fees of $705,722 in connection with the acquisition of two multifamily properties.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 0.8% of: (1) the cost of real properties and real estate-related assets acquired directly by us or (2) our allocable cost of each real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the year ended December 31, 2018, we incurred investment management fees to our advisor of $9,799,335. During the same period, we paid $8,158,850 in investment management fees to our advisor.

•
We pay our advisor a disposition fee in connection with a sale of an investment and in the event of the sale of the entire Company, which we refer to as a “final liquidity event,” in either case when our advisor or its affiliates provides a substantial amount of services as determined by a majority of our independent directors. With respect to a sale of an investment, we pay our advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a final liquidity event, we pay our advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a final liquidity event if the price per share paid to stockholders is greater than or equal to $12.01; provided, however, that the price per share paid to stockholders as listed in each of clauses (i) through (v) above shall be adjusted for any special distributions, stock splits, combinations, recapitalizations or any similar transaction with respect to our shares. Our charter limits the maximum amount of disposition fees payable to our advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to our advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2018, we incurred disposition fees to our advisor of $5,893,800. During the same period, we paid $4,407,675 in disposition fees to our advisor.

•
We pay our advisor a loan coordination fee in connection with any financing or refinancing of any debt (in each case, other than at the time of the acquisition of an investment) equal to 0.50% of the initial amount of new debt financed or the amount of any debt refinanced or our proportionate share of the initial amount of new debt financed or the amount of any debt refinanced in the case of investments made through a joint venture. For the year ended December 31, 2018, we incurred loan coordination fees to our advisor of $422,160. During the same period, we paid $508,835 in loan coordination fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2018, $960,376 was reimbursed to our advisor for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection and acquisition of real property investments and real estate-related investments. For the year ended December 31, 2018, we incurred acquisition expenses of $689,523. During the same period, we reimbursed $478,335 of acquisition expenses.

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
At December 31, 2018, our total operating expenses, as defined above, did not exceed the 2%/25% Guidelines.

Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of 32 of our multifamily properties. Pursuant to each property management agreement, we pay the property manager a monthly property management fee equal to a certain percentage, which ranges from 2.50% to 3.50%, of each property’s gross revenues (as defined in the respective property management agreements) for each month. The property manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Each property management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60 days’ prior notice of its desire to terminate the property management agreement, provided that we may terminate each property management agreement upon an uncured breach of the agreement upon 30 days’ prior written notice to the property manager. For the year ended December 31, 2018, we incurred property management fees of $4,059,216 to our property manager. During the same period, we paid property management fees of $4,126,954 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2018, we reimbursed on-site personnel costs of $13,040,470 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. For the year ended December 31, 2018, we paid other fees of $1,869,080 to our property manager.

•
Upon entering into the joint venture with BREIT, the property manager entered into Property Management Agreements with each wholly-owned subsidiary of the joint venture that directly owned a property in the LANDS Portfolio. Effective December 10, 2018, the joint venture terminated the Property Management Agreements with the property manager. The property management fee payable by the joint venture is a component of equity in loss of unconsolidated joint venture in the consolidated statements of operations.

Payments to Our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land and Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with the planned renovation for certain of our properties. The construction management fee payable with respect to each property pursuant to construction management agreements ranges from 6.0% to 12.0% of the costs of the improvements for which the construction manager has oversight authority. Generally, each construction management agreement has a term equal to the planned renovation timeline unless either party gives 30 days’ prior notice of its desire to terminate the construction management agreement. For the year ended December 31, 2018, we incurred construction management fees of $209,829 to our construction manager. During the same period, we paid construction management fees of $213,652 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2018, we reimbursed labor costs of $95,730 to our construction manager.

Other Transactions

•
We deposit amounts with an affiliate of our sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. In addition, we deposit amounts with an affiliate of our sponsor to cover the cost of property insurance across certain of our properties. For the year ended December 31, 2018, we funded $1,555,825 of property insurance to an affiliate of our sponsor. Additionally, for the year ended December 31, 2018, we did not receive any proceeds from an affiliate of our sponsor upon filing a major claim.

•
Certain of our subsidiaries and the property manager were named as defendants in two Texas class action lawsuits alleging violations of the Texas Water Code, collectively, the “Actions.” Our subsidiaries and the property manager disputed plaintiffs’ claims in the Actions; however, to avoid the time and expense associated with defending the Actions, our subsidiaries and other affiliated Steadfast entities, collectively, the “Steadfast Parties,” entered into Settlement Agreements with the plaintiffs that provided for a settlement payment to the class members and a release of claims by plaintiffs and class members against the Steadfast Parties. In connection with the Settlement Agreements, on April 17, 2017, the Steadfast Parties entered into a contribution, settlement and release agreement whereby all agreed to an allocation of all costs related to the actions and their settlements and a release of all claims a Steadfast Party may have against any other Steadfast Party. Our proportionate share of the settlements was $378,405, which consisted of funds used to pay a portion of (1) the settlement payments to the plaintiffs and class members in the actions and (2) legal costs, less insurance proceeds. During the year ended December 31, 2018, we had recorded $305,000 as reimbursement for funds spent by us in excess of its proportionate share, all of which was collected from other Steadfast Parties as of December 31, 2018.

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
Independent Registered Public Accounting Firm
During the years ended December 31, 2018 and 2017, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2018 and 2017 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit fees	$531,230	$439,123
Audit-related fees	34,589	91,067
Tax fees	184,846	203,487
All other fees	1,720	665
Total	$752,385	$734,342
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
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.118
Multifamily Loan and Security Agreement, made as of May 31, 2018, by and between SIR Oak Crossing, LLC and PNC Bank, National Association (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.119
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

10.121
Guaranty, dated as of May 31, 2018, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.122
Multifamily Note, made as of May 31, 2018, by SIR Oak Crossing, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.123
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

10.126
Guaranty, dated as of May 31, 2018, by Steadfast Income REIT, Inc. for the benefit of PNC Bank, National Association (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.127
Multifamily Note, made as of May 31, 2018, by SIR Carrington Park, LLC, in favor of PNC Bank, National Association (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed June 6, 2018 and incorporated herein by reference).

10.128
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of March 26, 2018, by and between Steadfast Asset Holdings, Inc. and BRE Jefferson St. Andrews Owner LLC, with First American Title Insurance Company as the title company (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.129
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, entered into as of April 13, 2018, by and between Steadfast Asset Holdings, Inc. and BRE Jefferson St. Andrews Owner LLC (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.130
Assignment and Assumption of Purchase Agreement, dated as of June 11, 2018, by and between Steadfast Asset Holdings, Inc. and SIR Jefferson, LLC (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.131
Property Management Agreement, entered into as of June 11, 2018, by and between Steadfast Management Company, Inc. and SIR Jefferson, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.132
Construction Management Services Agreement, entered into as of June 11, 2018, by and between SIR Jefferson, LLC and Pacific Coast Land & Construction, Inc. (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.133
Assumption and Release Agreement, entered into as of June 11, 2018, by and between BRE Jefferson St. Andrews Owner, LLC, SIR Jefferson, LLC, BRE Imagination Holdco LLC, Steadfast Income REIT, Inc. and Fannie Mae (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.134
First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents, entered into as of June 11, 2018, by and between SIR Jefferson, LLC and Fannie Mae (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.135
Interest Rate Cap Reserve and Security Agreement, entered into as of June 11, 2018, by and between SIR Jefferson, LLC and Fannie Mae (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.136
Multifamily Loan and Security Agreement dated as of October 31, 2017 by and between BRE Jefferson St. Andrews Owner LLC and Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.137
Multifamily Note dated as of October 31, 2017, by BRE Jefferson St. Andrews Owner LLC for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.138
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 31, 2017, by BRE Jefferson St. Andrews Owner LLC for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.139
Guaranty of Non-Recourse Obligations dated as of October 31, 2017, by BRE Imagination Holdco LLC (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.140
Environmental Indemnity Agreement dated as of October 31, 2017, by BRE Jefferson St. Andrews Owner LLC for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed June 15, 2018 and incorporated herein by reference).

10.141
Amendment No. 11 to the Amended and Restated Advisory Agreement, dated as of November 7, 2018, by and among Steadfast Income REIT, Inc., Steadfast Income REIT Operating Partnership, L.P. and Steadfast Income Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 8, 2018)

21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Consent of CBRE Capital Advisors, Inc.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Income REIT, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 15, 2019

STEADFAST INCOME REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Assets:
Real Estate:
Land	$105,754,646	$86,684,470
Building and improvements	942,484,745	819,267,249
Other intangible assets	2,644,263	2,644,263
Total real estate held for investment, cost	1,050,883,654	908,595,982
Less accumulated depreciation and amortization	(203,993,817)	(164,048,221)
Total real estate held for investment, net	846,889,837	744,547,761
Real estate held for sale, net	—	282,167,569
Total real estate, net	846,889,837	1,026,715,330
Cash and cash equivalents	142,078,166	171,228,485
Restricted cash	12,114,277	28,959,004
Investment in unconsolidated joint venture	14,085,399	8,133,156
Rents and other receivables	1,791,881	2,737,800
Assets related to real estate held for sale	—	4,908,519
Other assets	2,698,438	3,258,584
Total assets	$1,019,657,998	$1,245,940,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$26,893,862	$24,399,352
Notes payable:
Mortgage notes payable, net	641,138,114	555,581,831
Credit facility, net	52,363,460	90,222,098
Notes payable related to real estate held for sale, net	—	229,982,009
Total notes payable, net	693,501,574	875,785,938
Distributions payable	3,515,310	4,595,301
Due to affiliates	4,985,918	1,967,129
Liabilities related to real estate held for sale	—	8,545,385
Total liabilities	728,896,664	915,293,105
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 74,650,139 and 75,479,409 shares issued and outstanding at December 31, 2018 and 2017, respectively	746,502	754,794
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2018 and 2017, respectively	10	10
Additional paid-in capital	656,204,073	664,110,915
Cumulative distributions and net income	(366,189,251)	(334,217,946)
Total stockholders’ equity	290,761,334	330,647,773
Total liabilities and stockholders’ equity	$1,019,657,998	$1,245,940,878
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017	2016
Revenues:
Rental income	$124,498,400	$188,019,112	$192,088,348
Tenant reimbursements and other	17,490,459	24,950,128	26,149,184
Total revenues	141,988,859	212,969,240	218,237,532
Expenses:
Operating, maintenance and management	38,512,239	58,347,903	57,832,187
Real estate taxes and insurance	24,230,326	35,114,937	36,507,827
Fees to affiliates	15,879,702	21,960,145	25,440,718
Depreciation and amortization	46,109,794	67,755,152	69,513,484
Interest expense	33,158,759	44,114,130	41,772,682
Loss on debt extinguishment	3,621,665	2,380,051	4,932,369
General and administrative expenses	6,269,238	6,732,330	7,817,916
Total expenses	167,781,723	236,404,648	243,817,183
Loss before other income (expense)	(25,792,864)	(23,435,408)	(25,579,651)
Other income (expense):
Equity in loss of unconsolidated joint venture	(3,339,202)	(663,896)	—
Gain on sales of real estate, net	118,215,618	96,573,171	—
Total other income (loss)	114,876,416	95,909,275	—
Net income (loss)	$89,083,552	$72,473,867	$(25,579,651)
Income (loss) per common share — basic and diluted	$1.19	$0.96	$(0.34)
Weighted average number of common shares outstanding — basic	75,049,667	75,794,705	76,195,083
Weighted average number of common shares outstanding — diluted	75,062,053	75,807,710	76,195,083
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	76,674,502	$766,745	1,000	$10	$677,624,840	$(271,944,072)	$406,447,523
Issuance of common stock	7,500	75	—	—	(75)	—	—
Transfers to redeemable common stock	—	—	—	—	(1,000,000)	—	(1,000,000)
Repurchase of common stock	(479,140)	(4,791)	—	—	(4,995,209)	—	(5,000,000)
Distributions declared	—	—	—	—	—	(54,828,267)	(54,828,267)
Amortization of stock-based compensation	—	—	—	—	76,285	—	76,285
Change in value of restricted common stock to Advisor	—	—	—	—	312,353	—	312,353
Net loss for the year ended December 31, 2016	—	—	—	—	—	(25,579,651)	(25,579,651)
BALANCE, December 31, 2016	76,202,862	762,029	1,000	10	672,018,194	(352,351,990)	320,428,243
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(730,953)	(7,310)	—	—	(7,992,690)	—	(8,000,000)
Distributions declared	—	—	—	—	—	(54,339,823)	(54,339,823)
Amortization of stock-based compensation	—	—	—	—	85,486	—	85,486
Net income for the year ended December 31, 2017	—	—	—	—	—	72,473,867	72,473,867
BALANCE, December 31, 2017	75,479,409	754,794	1,000	10	$664,110,915	(334,217,946)	330,647,773
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(836,770)	(8,367)	—	—	(7,991,633)	—	(8,000,000)
Distributions declared	—	—	—	—	—	(121,054,857)	(121,054,857)
Amortization of stock-based compensation	—	—	—	—	84,866	—	84,866
Net income for year ended December 31, 2018	—	—	—	—	—	89,083,552	89,083,552
BALANCE, December 31, 2018	74,650,139	$746,502	1,000	$10	$656,204,073	$(366,189,251)	$290,761,334
See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$89,083,552	$72,473,867	$(25,579,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,109,794	67,755,152	69,513,484
Amortization of deferred financing costs	1,056,249	1,839,952	1,723,186
Amortization of stock-based compensation	84,866	85,486	76,285
Change in value of restricted common stock to Advisor	—	—	312,353
Amortization of loan premiums and discounts	(270,792)	(1,129,960)	(1,243,385)
Change in fair value of interest rate cap agreements	157,268	604,545	(61,698)
Loss on debt extinguishment	3,621,665	2,380,051	4,932,369
Gain on sales of real estate	(118,215,618)	(96,573,171)	—
Insurance claim recoveries	(1,394)	(352,497)	(993,527)
Loss on disposal of buildings and improvements	25,892	147,085	892,396
Unrealized gain on short-term investments	—	(278,883)	(84,750)
Equity in loss of unconsolidated joint venture	3,339,202	663,896	—
Changes in operating assets and liabilities:
Rents and other receivables	945,919	(333,347)	(8,509)
Other assets	626,178	960,983	(250,396)
Accounts payable and accrued liabilities	(461,309)	(3,106,834)	5,246,172
Due to affiliates	969,963	(1,372,025)	267,009
Net cash provided by operating activities	27,071,435	43,764,300	54,741,338
Cash Flows from Investing Activities:
Short-term investments	—	30,363,633	(30,000,000)
Cash contributions to unconsolidated joint venture	(3,435,411)	(3,854,197)	—
Cash distributions from unconsolidated joint venture	530,100	—	—
Acquisition of real estate investments	(67,886,062)	—	—
Additions to real estate investments	(9,564,647)	(16,401,961)	(28,268,601)
Escrow deposits for pending real estate acquisitions	(2,600,000)	—	—
Purchase of interest rate cap agreements	(223,300)	(37,350)	(259,000)
Proceeds from sales of real estate, net	310,434,652	124,918,577	—
Proceeds from insurance claims	1,394	352,497	993,527
Net cash provided by (used in) investing activities	227,256,726	135,341,199	(57,534,074)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	106,482,000	17,638,751	428,196,350
Principal payments on mortgage notes payable	(239,272,864)	(22,745,424)	(557,964,896)
Borrowings from credit facilities	—	—	251,124,750
Principal payments on credit facilities	(38,410,500)	—	(16,000,000)
Payment of deferred financing costs	(1,323,128)	(310,819)	(5,489,473)
Payment of debt extinguishment costs	(2,572,386)	—	(3,202,337)
Distributions to common stockholders	(122,134,848)	(54,369,877)	(54,871,173)
Repurchases of common stock	(8,000,000)	(8,000,000)	(5,000,000)
Net cash (used in) provided by financing activities	(305,231,726)	(67,787,369)	36,793,221
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,903,565)	111,318,130	34,000,485
Cash, cash equivalents and restricted cash, beginning of year	205,096,008	93,777,878	59,777,393
Cash, cash equivalents and restricted cash, end of year	$154,192,443	$205,096,008	$93,777,878

STEADFAST INCOME REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	For the year ended December 31,
	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized of $0, $0 and $80,166 for the years ended December 31, 2018, 2017 and 2016, respectively	$32,461,746	$43,477,719	$39,622,084
Supplemental Disclosure of Noncash Transactions:
Decrease in distributions payable	$(1,079,991)	$(30,054)	$(42,906)
Assumption of mortgage notes payable to acquire real estate	$65,000,000	$—	$—
Application of escrow deposits to acquire real estate	$2,600,000	$—	$—
Increase in redeemable common stock payable	$—	$—	$1,000,000
Non-cash contribution to unconsolidated joint venture	$—	$(3,281,298)	$—
Mortgage notes payable assumed by buyer in connection with property sales	$(67,140,194)	$—	$—
Assets and liabilities deconsolidated in connection with property sales:
Real estate, net	$(98,350,076)	$(382,696,431)	$—
Notes payable, net	$76,336,778	$337,214,942	$—
Restricted cash	$(913,408)	$(7,699,698)	$—
Rents and other receivables	$—	$(346,067)	$—
Accounts payable and accrued liabilities	$674,912	$11,330,808	$—
(Decrease) increase in accounts payable and accrued liabilities from additions to investment in unconsolidated joint venture	$(398,817)	$398,817	$—
Increase (decrease) in accounts payable and accrued liabilities from additions to real estate investments	$346,169	$(607,801)	$378,711
Decrease in due to affiliates from additions to real estate investments	$(3,924)	$(15,037)	$(161,652)

See accompanying notes to consolidated financial statements.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of December 31, 2018, the Company owned 35 multifamily properties comprising a total of 9,442 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes.
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
On March 10, 2015, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.35 as of December 31, 2014. On February 25, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.44 as of December 31, 2015. On February 15, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $11.65 as of December 31, 2016. On March 13, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $10.84 as of December 31, 2017. On May 9, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $9.84, which represents the estimated value per share of the Company’s common stock of $10.84 as of December 31, 2017, less the special distribution of $1.00 per share of common stock that was paid to stockholders of record as of the close of business on April 20, 2018. On March 13, 2019, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $9.40 as of December 31, 2018.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Stira Capital Markets Group, LLC (formerly knows as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Company, served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
DECEMBER 31, 2018

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
Real Estate Purchase Price Allocation
Prior to the Company’s adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01, in January 2017, the Company recorded the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination were measured at their acquisition-date fair values. Acquisition costs were expensed as incurred. Upon adoption of ASU 2017-01, the Company records the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in the asset acquisition are measured at their acquisition date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
DECEMBER 31, 2018

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
Sale of Real Estate Assets
The Company records property sales or dispositions when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.
Gains and losses on the sale of real estate are recognized pursuant to ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company recognizes a gain (loss) on sale of real estate when the criteria for an asset to be derecognized are met, which include when: (i) a contract exists, (ii) the buyer obtains control of the asset, and (iii) it is probable that the Company will receive substantially all of the consideration to which it is entitled. These criteria are generally satisfied at the time of sale. For partial sale of real estate resulting in transfer of control, the Company measures any noncontrolling interest retained at fair value and recognize a gain or loss on the difference between fair value and the carrying amount of the real estate assets retained. The Company classifies real estate assets as real estate held for sale once the criteria, as defined by GAAP, have been met.
Impairment of Real Estate Assets
The Company accounts for its real estate assets in accordance with ASC 360—Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2018, 2017 and 2016.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

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
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires the Company to recognize, for certain of its revenue sources, the transfer of promised goods or services to customers in an amount that reflects the consideration the Company is entitled to in exchange for those goods or services. The Company selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption on January 1, 2018.
The Company’s revenue consists of rental revenues and tenant reimbursements and other. There was no impact to the Company’s recognition of rental revenue from leasing arrangements as this was specifically excluded from ASC 606. The company identified limited sources of revenues from non-lease components but did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. The Company leases apartment and condominium units under operating leases with terms generally of one one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancellable term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred in accordance with ASC 840, Leases.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2018 and 2017, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of December 31, 2018 and December 31, 2017, the Company had a restricted cash balance of $12,114,277 and $28,959,004, respectively, which represents $0 and $17,197,810 of cash proceeds from property sales that were being held by qualified intermediaries as of December 31, 2018 and 2017, respectively, and $12,114,277 and $11,761,194 set aside as impounds for future property tax payments,

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of December 31, 2018 and 2017, respectively.
The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$142,078,166	$171,228,485	$66,224,027
Restricted cash	12,114,277	33,867,523	27,553,851
Total cash, cash equivalents and restricted cash	$154,192,443	$205,096,008	$93,777,878
The beginning of period restricted cash balance for the years ended December 31, 2018, 2017 and 2016, includes $4,908,519, $12,086,960 and $0 that is included in assets related to real estate held for sale as of December 31, 2017, 2016 and 2015, respectively, on the accompanying consolidated balance sheets. All such amounts were disposed of in conjunction with the property sales during the years ended December 31, 2018 and 2017.
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
As of December 31, 2018, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$117,678	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$51,646	$—
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2018 and 2017, the fair value of the notes payable was $681,095,544 and $878,004,294, respectively, compared to the carrying value of $693,501,574 and $875,785,938, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
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
Distribution Policy
The Company has elected to be taxed as, and qualifies as, a REIT commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions during the three months ended March 31, 2018, and during the year ended December 31, 2017, were based on daily record dates and calculated at a rate of $0.001964 per share per day. Distributions during the three months ended June 30, 2018, were based on daily record dates and calculated

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

at a rate of $0.001683 per share per day. Distributions during the six months ended December 31, 2018, were based on daily record dates and calculated at a rate of $0.001519 per share per day. Each day during the twelve months ended December 31, 2018 and 2017, was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to maintain its qualification as a REIT under the Internal Revenue Code. During the year ended December 31, 2018, the Company declared aggregate distributions of $1.610 per common share including a special distribution the Company’s board of directors declared in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2018. During the year ended December 31, 2017, the Company declared distributions of $0.718 per common share.
Operating Expenses
Pursuant to the Advisory Agreement, the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2018, the Company recorded operating expenses of $4,717,463, which amount was not in excess of the 2%/25% Limitation as described in Note 9 (Related Party Arrangements), and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $115,212 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2018.
Income Taxes
The Company elected to be taxed as, and currently qualifies as, a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, the Company must continue to meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally would not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2018 and 2017, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforward related to the Company. The Company has not been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015. As of December 31, 2018, the Company’s tax returns for the tax years ended December 31, 2017, 2016 and 2015 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic earnings (loss) per share attributable to common stockholders for all periods presented are computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2018, the Company adopted ASU 2016-18, as further described below. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year, which resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption of ASU 2014-09 on January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach. ASU 2016-02 will be effective in the first quarter of 2019 and allows for early adoption. The Company has selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted the new standard effective January 1, 2019. The Company evaluated the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Based on its evaluation, as it relates to the former, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because under ASU 2016-02, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. In its capacity as a lessee, the Company elected to adopt the new transition method offered by ASU 2018-11 and initially applied ASU 2016-02 on January 1, 2019 and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In its capacity as a lessor and based on its evaluation of the components of its lease contracts, the Company elected to use the practical expedient provided by ASU 2018-11 and did not separate nonlease components from the associated lease components and will instead account for those components as a single component.
In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). The FASB issued ASU 2018-20 to allow lessors to make an accounting policy election not to evaluate whether sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as the owner of the underlying leased asset. The amendments also clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in ASU 2016-02 for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. The amendments have the same effective date and transition requirements as ASU 2016-02 for entities that have not yet adopted ASU 2016-02. The amendments may be applied either retrospectively or prospectively. The Company is currently evaluating the impact of ASU 2018-20 will have on its consolidated financial statements and related disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), which clarifies that operating lease receivables accounted for under ASC 842 Leases, are not in the scope of the new credit losses guidance. The effective date and transition requirements for this guidance are the same as for ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance January 1, 2018, and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

3.	Real Estate
Property Acquisitions
During the year ended December 31, 2018, the Company acquired each of the following two properties through Section 1031 exchanges under the Internal Revenue Code:

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
As of December 31, 2018, the Company owned 35 multifamily properties, encompassing in the aggregate 9,442 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of the Company’s real estate portfolio was $1,017,661,219. As of December 31, 2018 and 2017, the Company’s portfolio was approximately 94.3% and 93.8% occupied and the average monthly rent was $1,068 and $1,037, respectively.
As of December 31, 2018 and 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2018
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$105,754,646	$942,484,745	$2,644,263	$1,050,883,654	$—
Less: Accumulated depreciation and amortization	—	(203,141,450)	(852,367)	(203,993,817)	—
Net investments in real estate and related lease intangibles	$105,754,646	$739,343,295	$1,791,896	$846,889,837	$—

	December 31, 2017
	Assets
	Land	Building and Improvements	Other Intangible Assets	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$86,684,470	$819,267,249	$2,644,263	$908,595,982	$339,701,002
Less: Accumulated depreciation and amortization	—	(163,349,022)	(699,199)	(164,048,221)	(57,533,433)
Net investments in real estate and related lease intangibles	$86,684,470	$655,918,227	$1,945,064	$744,547,761	$282,167,569
Depreciation and amortization expenses were $46,109,794, $67,755,152 and $69,513,484 for the years ended December 31, 2018, 2017 and 2016, respectively.
Depreciation of the Company’s buildings and improvements was $44,189,723, $67,601,984 and $69,360,316 for the years ended December 31, 2018, 2017 and 2016, respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Amortization of the Company’s tenant origination and absorption costs was $1,766,904 for the year ended December 31, 2018. There was no amortization of the Company’s tenant origination and absorption costs for the years ended December 31, 2017 and 2016. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s other intangible assets was $153,167, $153,168 and $153,168 for the years ended December 31, 2018, 2017 and 2016, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years.
The future amortization of the Company’s acquired other intangible assets as of December 31, 2018, and thereafter is as follows:

2019	$153,168
2020	153,168
2021	153,168
2022	153,168
2023	153,168
Thereafter	1,026,056
$1,791,896
Operating Leases
As of December 31, 2018, the Company’s real estate portfolio comprised 9,442 residential apartment homes and was 95.5% leased by a diverse group of residents. For the years ended December 31, 2018 and 2017, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 0.41 to 6.25 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,868,600 and $3,339,602 as of December 31, 2018 and 2017, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of December 31, 2018, and thereafter is as follows:

2019	$264,858
2020	218,313
2021	220,535
2022	138,844
2023	81,202
Thereafter	104,299
$1,028,051

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

As of December 31, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
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
2018 Property Dispositions
The Moorings Apartments
On November 30, 2012, the Company, through an indirect wholly-owned subsidiary, acquired The Moorings Apartments, a multifamily property located in Roselle, Illinois, containing 216 apartment homes. The purchase price of The Moorings Apartments was $20,250,000, exclusive of closing costs. On January 5, 2018, the Company sold The Moorings Apartments for $28,100,000, resulting in a gain of $9,658,823, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of The Moorings Apartments was not affiliated with the Company or the Advisor.
Arrowhead Apartment Homes
On November 30, 2012, the Company, through an indirect wholly-owned subsidiary, acquired Arrowhead Apartment Homes, a multifamily property located in Palatine, Illinois, containing 200 apartment homes. The purchase price of the Arrowhead Apartment Homes was $16,750,000, exclusive of closing costs. On January 31, 2018, the Company sold the Arrowhead Apartment Homes for $23,600,000, resulting in a gain of $8,928,691, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Arrowhead Apartment Homes was not affiliated with the Company or the Advisor.
Willow Crossing Apartments
On November 20, 2013, the Company, through an indirect wholly-owned subsidiary, acquired Willow Crossing Apartments, a multifamily property located in Elk Grove, Illinois, containing 579 apartment homes. The purchase price of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

the Willow Crossing Apartments was $58,000,000, exclusive of closing costs. On February 28, 2018, the Company sold the Willow Crossing Apartments for $79,000,000, resulting in a gain of $24,136,113, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of the Willow Crossing Apartments was not affiliated with the Company or the Advisor.
Mapleshade Park
On March 31, 2014, the Company, through an indirect wholly-owned subsidiary, acquired Mapleshade Park, a multifamily property located in Dallas, Texas, containing 148 apartment homes. The purchase price of Mapleshade Park was $23,325,000, exclusive of closing costs. On November 30, 2018, the Company sold Mapleshade Park for $30,750,000, resulting in a gain of $9,628,549, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Mapleshade Park was not affiliated with the Company or the Advisor.
Echo at Katy Ranch
On December 19, 2013, the Company, through an indirect wholly-owned subsidiary, acquired Echo at Katy Ranch, a multifamily property located in Katy, Texas, containing 260 apartment homes. The purchase price of Echo at Katy Ranch was $35,100,000, exclusive of closing costs. On December 12, 2018, the Company sold Echo at Katy Ranch for $35,100,000, resulting in a gain of $5,072,584, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Echo at Katy Ranch was not affiliated with the Company or the Advisor.
Heights at 2121
On September 30, 2013, the Company, through an indirect wholly-owned subsidiary, acquired Heights at 2121, a multifamily property located in Houston, Texas, containing 504 apartment homes. The purchase price of Heights at 2121 was $37,000,000, exclusive of closing costs. On December 21, 2018, the Company sold Heights at 2121 for $47,000,000, resulting in a gain of $14,394,129, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Heights at 2121 was not affiliated with the Company or the Advisor.
Lodge at Trails Edge
On June 18, 2013, the Company, through an indirect wholly-owned subsidiary, acquired Lodge at Trails Edge, a multifamily property located in Indianapolis, Indiana, containing 268 apartment homes. The purchase price of Lodge at Trails Edge was $18,400,000, exclusive of closing costs. On December 21, 2018, the Company sold Lodge at Trails Edge for $24,000,000, resulting in a gain of $7,873,302, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Lodge at Trails Edge was not affiliated with the Company or the Advisor.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

The results of operations for the years ended December 31, 2018, 2017 and 2016, for the disposed properties, including the properties contributed to the Joint Venture, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$15,419,070	$86,308,663	$90,745,815
Tenant reimbursements and other	2,387,947	12,181,764	12,559,674
Total revenues	17,807,017	98,490,427	103,305,489
Expenses:
Operating, maintenance and management	6,071,075	28,762,439	28,943,711
Real estate taxes and insurance	3,085,761	17,266,260	18,011,156
Fees to affiliates	755,971	3,832,896	3,950,983
Depreciation and amortization	4,391,426	30,106,602	32,827,001
Interest expense	3,731,580	19,344,126	18,120,461
Loss on debt extinguishment	3,346,271	2,387,552	1,569,888
General and administrative expenses	584,621	1,217,005	1,168,334
Total expenses	$21,966,705	$102,916,880	$104,591,534

4.	Investment in Unconsolidated Joint Venture
On November 10, 2017, the Company, the Joint Venture, BREIT LP and BREIT GP executed the Contribution Agreement whereby the Company agreed to contribute the LANDS portfolio to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture. BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC holds the Company’s 10% interest in the Joint Venture.
The Company exercises significant influence, but does not control the Joint Venture. Accordingly, as of the First Closing Date and the Second Closing Date, the Company deconsolidated the First Closing Properties and Second Closing Properties and has accounted for its investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of December 31, 2018 and 2017, the book value of the Company’s investment in the Joint Venture was $14,085,399 and $8,133,156, respectively, which includes $7,640,166 and $5,515,754 of outside basis difference. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the years ended December 31, 2018 and 2017, $594,886 and $106,519, respectively, of amortization of this basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company received distributions of $530,100 related to its investment in the Joint Venture. No distributions were received during the year ended December 31, 2017.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Unaudited financial information for the Joint Venture as of December 31, 2018 and 2017, and for the year ended December 31, 2018 and for the period from November 15, 2017 to December 31, 2017, is summarized below:
Summarized financial information for the Joint Venture is:

	December 31,
	2018	2017
Assets:
Real estate assets, net	$493,776,142	$374,277,205
Other assets	24,091,229	15,328,440
Total assets	$517,867,371	$389,605,645
Liabilities and equity:
Notes payable, net	$340,840,505	$264,558,057
Other liabilities	21,501,680	11,525,292
Company’s capital	15,552,513	11,352,230
Other partner’s capital	139,972,673	102,170,066
Total liabilities and equity	$517,867,371	$389,605,645

	For the Year Ended December 31, 2018	For the Period from November 15, 2017 to December 31, 2017
Revenues	$60,210,288	$5,756,455
Expenses	87,653,451	11,330,228
Net loss	$(27,443,163)	$(5,573,773)

Company’s proportional net loss	$(2,744,316)	$(557,377)
Amortization of outside basis	(594,886)	(106,519)
Equity in loss of unconsolidated joint venture	$(3,339,202)	$(663,896)

5.	Other Assets
As of December 31, 2018 and 2017, other assets consisted of:

	December 31,
	2018	2017
Prepaid expenses	$1,866,024	$2,132,212
Interest rate cap agreements (Note 12)	117,678	51,646
Deposits	714,736	1,074,726
Other assets	$2,698,438	$3,258,584

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

6.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2018 and 2017:

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	20	5/1/2019 - 10/1/2056	3.19%	5.48%	3.95%	$361,723,899
Mortgage notes payable - variable(1)	10	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.69%	283,046,390
Total mortgage notes payable, gross	30				4.27%	644,770,289
Premium, net(2)						302,530
Deferred financing costs, net(3)						(3,934,705)
Total mortgage notes payable, net						$641,138,114

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	32	4/1/2018 - 10/1/2056	3.19%	5.75%	3.89%	$416,673,854
Mortgage notes payable - variable(1)	14	10/1/2018 - 1/1/2026	1-Mo LIBOR +2.02%	1-Mo LIBOR + 2.50%	3.86%	372,481,000
Total mortgage notes payable, gross	46				3.87%	789,154,854
Premium, net(2)						673,653
Deferred financing costs, net(3)						(4,264,667)
Total mortgage notes payable, net						$785,563,840
_______________

(1)	See Note 12 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to debt premiums as of December 31, 2018 and 2017 was $960,519 and $2,468,041, respectively.

(3)	Accumulated amortization related to deferred financing costs as of December 31, 2018 and 2017 was $2,929,134 and $3,951,049, respectively.
Refinancing Transactions
On June 29, 2016 and June 30, 2016, 14 wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their respective lenders for an aggregate principal amount of $283,313,677 and entered into new loan agreements (each a

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

“Loan Agreement”) with, as applicable, PNC Bank, National Association (“PNC Bank”), and Newmark Knight Frank (formerly known as Berkeley Point Capital LLC) (“Newmark”) for an aggregate principal amount of $358,002,000 (the “June Refinancing Transactions”). On July 29, 2016, nine wholly-owned subsidiaries of the Company also entered into a credit agreement (the “Credit Agreement”) with PNC Bank in connection with the refinancing of certain additional mortgage loans as further detailed below. Further, on August 30, 2016 and September 29, 2016, three wholly-owned subsidiaries of the Company terminated the existing mortgage loans with an aggregate principal amount of $61,575,025 and entered into new mortgage notes for an aggregate principal amount of $63,620,600 (together with the June Refinancing Transactions, the “Refinancing Transactions”).
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
Revolving Credit Facility
The Company entered into a revolving credit facility with PNC Bank to borrow up to $20,000,000. On July 18, 2014, the Company and PNC Bank amended the revolving credit facility to, among other things, increase the potential borrowing limit from $20,000,000 to $35,000,000. The amended and restated credit facility consisted of a Tranche A and a Tranche B, and provided certain security for borrowings under the amended and restated credit facility. The maximum amounts that could be borrowed under Tranche A and Tranche B were $20,000,000 and $15,000,000, respectively. For each advance under the amended and restated revolving credit facility, the Company had the option to select the interest rate from the following options: (1) Base Rate Option (as defined in the amended and restated credit facility) plus (i) with respect to Tranche A, 0.75% and (ii) with respect to Tranche B, 2.0%; or (2) LIBOR Option, which was a rate per annum fixed for the LIBOR Interest Period (as defined in the amended and restated credit facility) equal to the sum of LIBOR plus (i) with respect to Tranche A, 1.6% and (ii) with respect to Tranche B, 3.0%. The Company elected for each draw the LIBOR Option. Additionally, the Company incurred a commitment fee equal to 0.25% of the average daily difference between the $35,000,000 maximum available balance and the aggregate outstanding principal balance. The amended and restated revolving credit facility had a maturity date of July 17, 2016, subject to extension. On June 30, 2016, the Company repaid all outstanding amounts due and terminated the amended and restated revolving credit facility.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into the Credit Agreement and a multifamily note with PNC Bank (the Credit Agreement, multifamily note, loan and security agreements, mortgages and guaranty entered into in connection with the credit facility are collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the properties set out in the schedule below (each, a “Collateral Pool Property” and collectively, the “Collateral Pool Properties”), pursuant to a mortgage deed of trust with the nine wholly-owned subsidiaries of the Company in favor of PNC Bank.
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
DECEMBER 31, 2018

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
As of December 31, 2018 and 2017, the advances obtained under the credit facility on July 29, 2016, are summarized in the following table:

	Amount of Advance as of December 31,
Collateralized Property(1)	2018	2017
Carrington Park at Huffmeister	$—	$20,430,500
Carrington Place	27,535,500	27,535,500
Carrington at Champion Forest	25,121,250	25,121,250
Oak Crossing	—	17,980,000
	52,656,750	91,067,250
Deferred financing costs, net on credit facility(2)	(293,290)	(845,152)
Credit facility, net	$52,363,460	$90,222,098
___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of December 31, 2018 and 2017, was $294,250 and $390,241, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2018:

		Maturities During the Years Ending December 31,
Contractual Obligation	Total	2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$697,427,039	$51,047,863	$41,811,837	$70,095,167	$31,701,112	$216,630,812	$286,140,248
________________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2018 and 2017, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred interest of $33,158,759, $44,114,130 and $40,631,593, respectively. Interest expense for the years ended December 31, 2018, 2017 and 2016, includes amortization of deferred financing costs of $1,056,249, $1,839,952 and $1,723,186, amortization of loan premiums and discounts of $270,792, $1,129,960 and $1,243,385, net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $157,268, $604,545 and $(61,698), capitalized interest of $0, $0 and $80,166 and costs associated with the refinancing of debt of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

$398,781, $0 and $1,221,254, respectively. The capitalized interest was included in real estate on the consolidated balance sheets.
Interest expense of $2,520,324 and $2,766,036 was payable as of December 31, 2018 and 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to December 31, 2018, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for aggregate offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total offering proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the years ended December 31, 2018, 2017 and 2016, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	2018	2017	2016
Nonvested shares at the beginning of the year	11,875	11,875	11,250
Granted shares	7,500	7,500	7,500
Vested shares	(8,125)	(7,500)	(6,875)
Nonvested shares at the end of the year	11,250	11,875	11,875
The weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2018, 2017 and 2016 is as follows:

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
DECEMBER 31, 2018

on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan, (as defined below).
Included in general and administrative expenses is $84,866, $85,486 and $76,285 for the years ended December 31, 2018, 2017 and 2016, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.61 years as of December 31, 2018. As of December 31, 2018, the compensation expense related to the issuance of the restricted common stock not vested was $95,955.
On June 11, 2014, the Company entered into a restricted stock agreement with the Advisor whereby the Company issued to the Advisor 488,281.25 restricted shares of the Company’s common stock at a fair market value of $10.24 per share in satisfaction of certain deferred fees due to the Advisor in the aggregate amount of $5,000,000. Pursuant to the restricted stock agreement, the shares of restricted stock vested and became non-forfeitable 50% at December 31, 2015 and 50% at December 31, 2016. The fair value of the vested common stock as of December 31, 2018 and 2017 of $5,637,207, respectively, was recorded in stockholders’ equity in the accompanying consolidated balance sheets. Included in general and administrative expenses on the accompanying consolidated statements of operations is $0, $0 and $312,353 for the years ended December 31, 2018, 2017 and 2016 for the change in value of restricted common stock issued to the Advisor.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2018 and 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
DECEMBER 31, 2018

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
The repurchase price for shares repurchased under the Company’s share repurchase program prior to April 28, 2018, was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)

The Company’s board of directors elected to suspend the Company’s share repurchase program, effective April 28, 2018. The board of directors of the Company subsequently determined to reinstate and amend the terms of the Company’s share repurchase program, effective May 20, 2018. Pursuant to the amended and reinstated share repurchase program, the revised repurchase price is equal to 93% of the most recently publicly disclosed estimated value per share. From May 20, 2018 to December 31, 2018, the share repurchase price was $9.15 per share, which represents 93% of the estimated value per share of $9.84, as determined by the Company’s board of directors. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

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

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

(3)	The required one-year holding period to be eligible to repurchase shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
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
During the year ended December 31, 2018, the Company repurchased a total of 836,770 shares with a total repurchase value of $8,000,000 and received net requests for the repurchase of 2,786,995 shares with a total net repurchase value of $24,955,829. During the year ended December 31, 2017, the Company repurchased a total of 730,953 shares with a total repurchase value of $8,000,000 and received net requests for the repurchase of 2,521,337 shares with a total net repurchase value of $28,904,491. As of December 31, 2018 and 2017, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases (discussed below) were 5,050,946 shares and 3,100,720 shares, respectively, with a total net repurchase value of $46,417,038 and $36,198,922, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all repurchase requests made in any quarter. To the extent that the repurchase requests exceed the Company’s limitations on repurchases or the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority is given to repurchase requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the requesting stockholder could (1) withdraw the request for repurchase or (2) ask that the Company honor the request in a future quarter, if any, when such repurchases may be made pursuant to the limitations of the share repurchase program and when sufficient funds were available. Such pending requests are honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall repurchases under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of December 31, 2018, the Company has recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
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
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the six months ended December 31, 2018, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

common stock, were calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock and were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. Additionally, on April 16, 2018, the Company’s board of directors declared a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018.
Distributions declared for the years ended December 31, 2018 and 2017, were $121,054,857 and $54,339,823, all of which were attributable to cash distributions.
As of December 31, 2018 and 2017, $3,515,310 and $4,595,301 distributions declared were payable.
Distributions Paid
For the year ended December 31, 2018, the Company paid cash distributions of $122,134,848, which related to distributions declared for each day in the period from December 1, 2017 through November 30, 2018, inclusive of the special distribution in the amount of $75,298,163 paid on May 2, 2018, to stockholders of record as of the close of business on April 20, 2018. All such distributions were paid in cash.
For the year ended December 31, 2017, the Company paid cash distributions of $54,369,877, which related to distributions declared for each day in the period from December 1, 2016 through November 30, 2017. All such distributions were paid in cash.

8.	Earnings (Loss) Per Share
The following table presents a reconciliation of net income (loss) attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share (“EPS”) for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to the Company	$89,083,552	$72,473,867	$(25,579,651)
Less: dividends declared on participating securities	7,548	9,323	183,805
Net income (loss) attributable to common stockholders	89,076,004	72,464,544	(25,763,456)
Weighted average common shares outstanding — basic	75,049,667	75,794,705	76,195,083
Weighted average common shares outstanding — diluted	75,062,053	75,807,710	76,195,083
Earnings (loss) per common share — basic and diluted	$1.19	$0.96	$(0.34)
For the year ended December 31, 2016, the Company excluded all unvested restricted common shares outstanding issued to the Advisor and the Company’s independent directors from the calculation of diluted loss per common share as the effect would have been antidilutive.

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
DECEMBER 31, 2018

origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.
Amounts attributable to the Advisor and its affiliates incurred (earned) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Incurred (Earned) For the Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$9,799,335	$13,823,000	$14,075,818
Acquisition fees(1)	—	—	960
Acquisition expenses(2)	444,475	—	—
Property management:
Fees(1)	4,059,216	6,278,850	6,406,479
Reimbursement of onsite personnel(3)	12,857,437	18,716,284	18,751,492
Other fees(1)	1,598,991	1,771,620	1,673,724
Other fees - property operations(3)	138,235	170,067	—
Other fees - G&A(2)	86,542	133,419	168,037
Other operating expenses(2)	988,367	1,244,264	1,232,493
Disposition fees(4)	5,893,800	6,706,200	—
Disposition transaction costs(4)	84,222	56,922	—
Loan coordination fee(1)	422,160	86,675	3,283,737
Property insurance(5)	1,597,712	1,285,490	311,794
Insurance proceeds(6)	(75,000)	(102,147)	(113,853)
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(7)	209,829	526,866	1,493,999
Reimbursement of labor costs(7)	95,631	239,015	367,204
Capital expenditures(7)	39,680	74,709	17,654
Deferred financing costs(8)	—	12,930	139,229
Capitalized costs on investment in unconsolidated joint venture(9)	58,386	65,113	—
Acquisition expenses(10)	245,048	3,226	—
Acquisition fees(10)	705,722	—	—
	$39,249,788	$51,092,503	$47,808,767
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

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
DECEMBER 31, 2018

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

(6)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)	Included in mortgage notes payable, net in the accompanying consolidated balance sheets.

(9)	Included in investment in unconsolidated joint venture in the accompanying consolidated balance sheets.

(10)	Included in total real estate, cost in the accompanying consolidated balance sheets. Reflects acquisition expenses that did meet the capitalization criteria under ASU 2017-01.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates paid (received) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Paid (Received) For the Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees	$8,158,850	$15,008,001	$14,060,587
Acquisition fees	—	—	960
Acquisition expenses	233,287	—	—
Property management:
Fees	4,126,954	6,410,591	6,392,550
Reimbursement of onsite personnel	13,040,470	18,748,974	18,650,009
Other fees	1,604,623	1,781,318	1,671,282
Other fees - property operations	138,235	170,067	—
Other fees - G&A	86,542	133,419	168,037
Other operating expenses	960,376	1,341,997	1,098,568
Disposition fees	4,407,675	6,139,575	—
Disposition transaction costs	84,222	56,922	—
Loan coordination fee	508,835	—	3,283,737
Property insurance	1,555,825	1,322,247	361,490
Insurance proceeds	—	(102,147)	(113,853)
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees	213,652	536,866	1,548,701
Reimbursement of labor costs	95,730	245,889	474,155
Capital expenditures	39,680	74,709	17,654
Deferred financing costs	—	12,930	139,229
Capitalized costs on investment in unconsolidated joint venture	58,386	65,113	—
Acquisition expenses	245,048	3,226	—
Acquisition fees	705,722	—	—
	$36,264,112	$51,949,697	$47,753,106

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates that are payable (prepaid/receivable) as of December 31, 2018 and 2017 are as follows:

	Payable (Prepaid/Receivable) as of December 31,
	2018	2017
Consolidated Statements of Operations:
Expensed
Investment management fees	$1,640,485	$—
Acquisition expenses	211,188	—
Property management:
Fees	334,577	402,315
Reimbursement of onsite personnel	589,551	772,584
Other fees	39,349	44,981
Other operating expenses	115,212	87,221
Disposition fees	2,052,750	566,625
Loan coordination fee	—	86,675
Property insurance	(119,055)	(160,942)
Insurance proceeds	(75,000)	—
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees	2,608	6,431
Reimbursement of labor costs	198	297
	$4,791,863	$1,806,187
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.80% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. The cost of real properties and real estate-related assets that have been sold by the Company during the applicable month is excluded from the fee.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 2.0% of (1) the cost of investment, as defined in the Advisory Agreement, in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of any type of real property or real estate-related asset; provided, however, that the total acquisition fee payable by the Company to the Advisor or its affiliates shall equal 0.5% of the cost of investment in the event that proceeds from a prior sale of an investment are used to fund the acquisition of an investment, or (2) the Company’s allocable cost of a real property or real estate-related asset acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (as amended from time to time, each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). As of December 31, 2018, the property management fee payable with respect to each property under each Property Management Agreement ranged from 2.50% to 3.50% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Upon entering into the Joint Venture with BREIT, the Property Manager entered into Property Management Agreements with each wholly-owned subsidiary of the Joint Venture that directly owned a property in the LANDS Portfolio. Effective December 10, 2018, the Joint Venture terminated the Property Management Agreements with the Property Manager. The property management fee payable by the Joint Venture is a component of equity in loss of unconsolidated joint venture in the consolidated statements of operations.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. As of December 31, 2018, the construction management fee payable with respect to each property pursuant to the Construction Management Agreements (each a “Construction Management Agreement”) ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified. For purposes of determining the 2%/25% Limitation, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close) and investment management fees; (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

For the year ended December 31, 2018, the Advisor and its affiliates incurred $988,367 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $896,144, none of which were in excess of the 2%/25% Limitation and are included in the $6,269,238 of general and administrative expenses recognized by the Company. As of December 31, 2018, the Company’s total operating expenses were 0.1% of its average invested assets and 1.1% of its net income.
For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,244,264 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,045,532, none of which were in excess of the 2%/25% Limitation and are included in the $6,732,330 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2016, the Advisor and its affiliates incurred $1,232,493 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $772,576, none of which were in excess of the 2%/25% Limitation, and are included in the $9,039,171 of general and administrative expenses recognized by the Company.
Disposition Fee
The Company pays the Advisor a disposition fee in connection with a sale of a property or real estate-related asset and in the event of the sale of the entire Company (a “Final Liquidity Event”), in either case when the Advisor or its affiliates provides a substantial amount of services as determined by a majority of the Company’s independent directors. With respect to a sale of a property or real estate-related asset, the Company pays the Advisor a disposition fee equal to 1.5% of the contract sales price of the investment sold. With respect to a Final Liquidity Event, the Company will pay the Advisor a disposition fee equal to (i) 0.5% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is less than or equal to $9.00; (ii) 0.75% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $9.01 and $10.24; (iii) 1.00% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $10.25 and $11.24; (iv) 1.25% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is between $11.25 and $12.00; and (v) 1.50% of the total consideration paid in a Final Liquidity Event if the price per share paid to stockholders is greater than or equal to $12.01; provided, however, that the price per share paid to stockholders as listed in each of clauses (i) through (v) above shall be adjusted for any special distributions, stock splits, combinations, recapitalizations or any similar transaction with respect to our shares. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. The Charter limits the maximum amount of the disposition fees payable to the Advisor for the sale of any real property to the lesser of one-half of the brokerage commission paid or 3% of the contract sales price, but in no event shall the total real estate commissions paid, including any disposition fees payable to the Advisor, exceed 6% of the contract sales price. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting the Company’s economic interest in the joint venture.
Loan Coordination Fee
The Company pays the Advisor a loan coordination fee equal to 0.50% of the amount of debt financed or refinanced (in each case, other than at the time of the acquisition of a property or a real estate-related asset), or the Company’s proportionate share of the initial amount of new debt financed or refinanced or the amount of any debt refinanced in the case of investments made through a joint venture.
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
DECEMBER 31, 2018

Contribution, Settlement and Release Agreements
Certain of the Company’s subsidiaries and the Property Manager were named as defendants in two Texas class action lawsuits alleging violations of the Texas Water Code (collectively, the “Actions”). The Company’s subsidiaries and the Property Manager disputed plaintiffs’ claims in the Actions; however, to avoid the time and expense associated with defending the Actions, the Company’s subsidiaries and other affiliated Steadfast entities (collectively, the “Steadfast Parties”) entered into Settlement Agreements with the plaintiffs that provided for a settlement payment to the class members and a release of claims by plaintiffs and class members against the Steadfast Parties. In connection with the settlement agreements, on April 17, 2017, the Steadfast Parties entered into a contribution, settlement and release agreement whereby all agreed to an allocation of all costs related to the actions and their settlements and a release of all claims a Steadfast Party may have against any other Steadfast Party. The Company’s proportionate share of the settlements was $378,405, which consisted of funds used to pay a portion of (1) the settlement payments to the plaintiffs and class members in the actions and (2) legal costs, less insurance proceeds. During the year ended December 31, 2018, the Company had recorded $305,000 as reimbursement for funds spent by the Company in excess of its proportionate share, all of which was collected from other Steadfast Parties as of December 31, 2018.
10. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2018, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director, if any, that joins the Company's board of directors would receive 5,000 shares of restricted common stock upon election to the Company's board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan.
On August 9, 2016, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meeting of stockholders. On August 8, 2017, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders. On August 9, 2018, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2018 annual meeting of stockholders. The Company recorded stock-based compensation expense of $84,866, $85,486 and $76,285 for the years ended December 31, 2018, 2017 and 2016 respectively.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas, Oklahoma City, Oklahoma, Columbus, Ohio and Atlanta, Georgia apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2018 and 2017:

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	6/1/2019 - 7/1/2021	One-Month LIBOR	10	$283,654,000	2.52%	2.81%	$117,678

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2018 - 10/1/2019	One-Month LIBOR	18	$458,655,000	1.56%	2.89%	$51,646
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2018, 2017 and 2016 resulted in an unrealized loss (gain) of $157,268, $604,545 and $(61,698), respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2018 and 2017, the Company acquired interest rate cap agreements of $223,300 and $37,350. The fair value of interest rate cap agreements of $117,678 and $51,646 are included in other assets on the accompanying consolidated balance sheets.

13.	Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Revenues	$35,454,927	$34,057,008	$36,241,718	$36,235,206	$141,988,859
Net income (loss)	73,280,028	(7,965,511)	(6,456,722)	30,225,757	89,083,552
Income (loss) per common share, basic and diluted	0.97	(0.11)	(0.09)	0.42	1.19
Distributions declared per common share	0.177	1.153	0.140	0.140	1.610
2017
Revenues	$54,280,265	$55,118,406	$55,592,107	$47,978,462	$212,969,240
Net (loss) income	(5,644,875)	(5,656,573)	(2,326,578)	86,101,893	72,473,867
(Loss) income per common share, basic and diluted	(0.07)	(0.07)	(0.03)	1.14	0.96
Distributions declared per common share	0.177	0.179	0.181	0.181	0.718
14. Subsequent Events
The Company has evaluated all subsequent event activity through the date these consolidated financial statements were available to be issued.
Distributions Paid
On January 2, 2019, the Company paid distributions of $3,515,310, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018. All such distributions were paid in cash.
On February 1, 2019, the Company paid distributions of $3,514,980, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019. All such distributions were paid in cash.

STEADFAST INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2018

On March 1, 2019, the Company paid distributions of $3,165,776, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019. All such distributions were paid in cash.
Repayment of Credit Facility
On January 29, 2019, the Company made a principal payment in the amount of $3,089,477 on the credit facility with PNC Bank.
Shares Repurchased
On January 31, 2019, the Company repurchased 219,696 shares of its common stock for a total repurchase value of $2,000,000, or $9.10 per share, pursuant to the Company’s share repurchase program.
Estimated Value per Share
On March 13, 2019, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $9.40 as of December 31, 2018.
Distribution Declared
On March 13, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day for the period commencing on April 1, 2019, and ending on June 30, 2019. The distributions will be equal to $0.001519 per share of the Company’s common stock per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock. The distributions for each record date in April 2019, May 2019 and June 2019 will be paid in May 2019, June 2019 and July 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Sale of Dawntree Apartments
On March 8, 2019, the Company, through SIR Dawntree, LLC (“SIR Dawntree”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Dawntree Apartments, a 400-unit residential property located in Carrollton, Texas, to an unaffiliated third-party buyer. SIR Dawntree sold Dawntree Apartments for an aggregate sales price of $46,200,000, excluding closing costs.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2018

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Clarion Park Apartments	Olathe, KS	100%	$11,930,339	$1,470,991	$9,744,009	$11,215,000	$988,626	$1,470,991	$10,450,720	$11,921,711	$(3,224,329)	1994	6/28/11
Truman Farm Villas	Grandview, MO	100%	—	842,987	8,257,013	9,100,000	1,232,186	842,987	9,248,570	10,091,557	(2,953,604)	2008	12/22/11
EBT Lofts	Kansas City, MO	100%	—	460,362	8,114,638	8,575,000	770,709	460,362	8,543,029	9,003,391	(2,561,371)	1899	12/30/11
Spring Creek of Edmond	Edmond, OK	100%	17,113,376	2,346,503	17,602,343	19,948,846	1,187,564	2,346,503	18,384,515	20,731,018	(5,204,981)	1974	3/9/12
Montclair Parc Apartments	Oklahoma City, OK	100%	21,719,269	3,325,556	32,424,444	35,750,000	2,104,988	3,325,556	33,343,837	36,669,393	(8,840,527)	1999	4/26/12
Sonoma Grande Apartments	Tulsa, OK	100%	20,451,101	2,737,794	29,462,206	32,200,000	1,166,391	2,737,794	30,078,984	32,816,778	(8,015,610)	2009	5/24/12
Estancia Apartments	Tulsa, OK	100%	—	2,544,634	27,240,628	29,785,262	1,005,697	2,544,634	27,724,761	30,269,395	(7,239,095)	2006	6/29/12
Hilliard Park Apartments	Hilliard, OH	100%	12,390,229	1,413,437	18,484,692	19,898,129	1,037,955	1,413,437	19,117,326	20,530,763	(4,837,983)	2000	9/11/12
Sycamore Terrace Apartments	Terre Haute, IN	100%	17,847,045	1,321,194	21,852,963	23,174,157	471,708	1,321,194	21,879,086	23,200,280	(5,253,317)	2011/2013	9/20/12, 3/5/14
Hilliard Summit Apartments	Hilliard, OH	100%	15,027,104	1,536,795	22,639,028	24,175,823	572,011	1,536,795	22,762,387	24,299,182	(5,529,077)	2012	9/28/12
Forty-57 Apartments	Lexington, KY	100%	35,563,625	3,055,614	49,444,386	52,500,000	1,409,158	3,055,614	50,091,659	53,147,273	(12,032,326)	2008	12/20/12
Riverford Crossing Apartments	Frankfort, KY	100%	20,229,093	2,595,387	27,404,613	30,000,000	911,816	2,595,387	27,774,395	30,369,782	(6,842,412)	2011	12/28/12
Montecito Apartments	Austin, TX	100%	12,823,790	3,081,522	15,918,478	19,000,000	2,914,296	3,081,522	18,398,578	21,480,100	(5,151,505)	1984	12/31/12
Hilliard Grand Apartments	Dublin, OH	100%	28,392,107	2,657,734	38,012,528	40,670,262	701,519	2,657,734	37,897,380	40,555,114	(8,766,861)	2010	12/31/12
Library Lofts East	Kansas City, MO	100%	8,166,247	1,669,405	11,080,595	12,750,000	540,378	1,669,405	11,415,006	13,084,411	(2,743,641)	1906/1923	2/28/13
Deep Deuce at Bricktown	Oklahoma City, OK	100%	32,069,379	2,529,318	37,266,648	39,795,966	6,197,411	2,580,318	42,737,983	45,318,301	(12,398,000)	2001	3/28/13
Retreat at Quail North	Oklahoma City, OK	100%	16,268,147	1,700,810	24,025,543	25,726,353	556,897	1,700,810	24,093,797	25,794,607	(5,539,869)	2012	6/12/13
Waterford on the Meadow	Plano, TX	100%	15,175,716	2,625,024	20,849,131	23,474,155	3,702,083	2,625,024	23,986,048	26,611,072	(6,140,697)	1984	7/3/13
Tapestry Park Apartments	Birmingham , AL	100%	43,712,670	3,277,884	47,118,797	50,396,681	420,292	3,277,884	46,900,625	50,178,509	(10,572,417)	2012/2014	8/13/13, 12/1/14
Dawntree Apartments	Carrollton, TX	100%	14,450,118	3,135,425	21,753,469	24,888,894	2,360,472	3,135,425	23,511,480	26,646,905	(5,864,112)	1982	8/15/13

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2018

Description	Location	Owner-ship Percent	Encumbrances(1)	Initial Cost of Company			Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
				Land	Building and Improvements(2)	Total		Land	Building and Improvements(2)	Total(3)
Stuart Hall Lofts	Kansas City, MO	100%	$16,045,948	$1,585,035	$15,264,965	$16,850,000	$259,800	$1,585,035	$15,240,006	$16,825,041	$(3,363,616)	1910	8/27/13
BriceGrove Park Apartments	Canal Winchester, OH	100%	17,133,615	1,596,212	18,503,788	20,100,000	868,554	1,596,212	18,921,522	20,517,734	(4,348,152)	2002	8/29/13
Retreat at Hamburg Place	Lexington, KY	100%	12,072,255	1,605,839	14,694,161	16,300,000	400,090	1,605,839	14,766,336	16,372,175	(3,359,740)	2013	9/5/13
Villas at Huffmeister	Houston, TX	100%	27,058,201	5,858,663	31,741,337	37,600,000	1,943,132	5,858,663	32,964,053	38,822,716	(7,702,859)	2007	10/10/13
Villas at Kingwood	Kingwood, TX	100%	35,156,654	6,512,468	33,637,532	40,150,000	2,333,431	6,512,468	35,182,141	41,694,609	(8,339,936)	2008	10/10/13
Waterford Place at Riata Ranch	Cypress, TX	100%	—	3,184,857	20,215,143	23,400,000	1,098,339	3,184,857	20,813,492	23,998,349	(4,944,919)	2008	10/10/13
Carrington Place	Houston, TX	100%	27,384,768	5,450,417	27,449,583	32,900,000	1,937,311	5,450,417	28,692,733	34,143,150	(6,646,264)	2004	11/7/13
Carrington Champion Forest	Houston, TX	100%	24,978,692	3,760,329	29,239,671	33,000,000	1,496,724	3,760,329	30,120,500	33,880,829	(6,893,137)	2008	11/7/13
Carrington Park at Huffmeister	Houston, TX	100%	19,440,839	3,241,747	21,908,253	25,150,000	1,205,865	3,241,747	22,589,773	25,831,520	(5,300,183)	2008	11/7/13
Heritage Grand at Sienna Plantation	Missouri City, TX	100%	16,822,121	3,776,547	22,762,411	26,538,958	499,424	3,776,547	22,715,694	26,492,241	(4,979,819)	2012	12/20/13
Mallard Crossing	Loveland, OH	100%	33,367,682	2,383,256	37,416,744	39,800,000	1,866,149	2,383,256	38,612,320	40,995,576	(7,861,158)	1997	12/27/13
Reserve at Creekside	Chattanooga, TN	100%	14,241,494	1,344,233	17,530,767	18,875,000	1,242,125	1,344,233	18,420,868	19,765,101	(3,627,475)	2004	3/28/14
Oak Crossing	Fort Wayne, IN	100%	20,204,961	2,005,491	22,224,509	24,230,000	495,102	2,005,491	22,303,140	24,308,631	(4,171,773)	2012-13	6/3/14
Double Creek Flats	Plainfield, IN	100%	21,877,897	1,306,880	30,545,199	31,852,079	85,220	1,306,880	30,166,508	31,473,388	(866,844)	2016	5/7/18
Jefferson at the Perimeter	Dunwoody, GA	100%	64,387,092	17,763,296	85,870,687	103,633,983	712,061	17,763,296	85,279,756	103,043,052	(1,876,207)	1996	6/11/18
			$693,501,574	$105,703,646	$917,700,902	$1,023,404,548	$46,695,484	$105,754,646	$945,129,008	$1,050,883,654	$(203,993,817)
________________

(1)
Encumbrances include the unamortized portion of loan premiums on assumed debt allocated to individual assets in the aggregate amount of $0.3 million and net deferred financing costs of $4,227,995 as of December 31, 2018.

(2)	Building and improvements include tenant origination and absorption costs and other intangible assets.

(3)	The aggregate cost of real estate for federal income tax purposes was $1.07 billion (unaudited) as of December 31, 2018.

STEADFAST INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
DECEMBER 31, 2018

Below is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Real estate:
Balance at the beginning of the year	$1,248,296,985	$1,694,278,958	$1,666,901,082
Acquisitions	135,486,062	—	—
Improvements	9,906,890	15,621,609	28,485,659
Cost of real estate sold	(341,007,619)	(461,332,750)	—
Write-off of disposed and fully depreciated and fully amortized assets	(1,798,664)	(270,832)	(1,107,783)
Balance at the end of the year	$1,050,883,654	$1,248,296,985	$1,694,278,958

Accumulated depreciation and amortization:
Balance at the beginning of the year	$221,581,654	$232,744,083	$163,445,987
Depreciation and amortization expense	46,109,794	67,755,152	69,513,484
Write-off of accumulated depreciation and amortization of real estate assets sold	(63,671,739)	(78,793,834)	—
Write-off of disposed and fully depreciated and fully amortized assets	(25,892)	(123,747)	(215,388)
Balance at the end of the year	$203,993,817	$221,581,654	$232,744,083

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 15, 2019.
Steadfast Income REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rodney F. Emery	Chief Executive Officer and Chairman of the Board (principal executive officer)
Rodney F. Emery		March 15, 2019
/s/ Kevin J. Keating	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Kevin J. Keating		March 15, 2019
/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 15, 2019
/s/ Scot B. Barker
Scot B. Barker	Director	March 15, 2019
/s/ Ned W. Brines
Ned W. Brines	Director	March 15, 2019
/s/ Don B. Saulic
Don B. Saulic	Director	March 15, 2019