Form 10-Q
period 2019-03-31
Steadfast Income REIT, Inc.
filed 2019-05-10
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 3, 2019, there were 74,206,997 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$90,153,980	$90,153,980
Building and improvements	796,617,530	795,383,423
Total real estate held for investment, cost	886,771,510	885,537,403
Less accumulated depreciation and amortization	(173,560,492)	(165,112,070)
Total real estate held for investment, net	713,211,018	720,425,333
Real estate held for sale, net	57,719,738	126,464,504
Total real estate, net	770,930,756	846,889,837
Cash and cash equivalents	157,625,094	142,078,166
Restricted cash	8,322,242	11,265,317
Investment in unconsolidated joint venture	14,189,492	14,085,399
Rents and other receivables	1,512,539	1,791,881
Assets related to real estate held for sale	528,949	848,960
Other assets	2,235,722	2,698,438
Total assets	$955,344,794	$1,019,657,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$20,013,223	$23,899,595
Notes payable:
Mortgage notes payable, net	565,606,862	566,900,461
Credit facility, net	9,917,335	52,363,460
Notes payable related to real estate held for sale	39,377,664	74,237,653
Total notes payable, net	614,901,861	693,501,574
Distributions payable	3,505,901	3,515,310
Due to affiliates	1,317,950	4,985,918
Liabilities related to real estate held for sale	1,086,138	2,994,267
Total liabilities	640,825,073	728,896,664
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 74,430,443 and 74,650,139 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	744,305	746,502
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	654,221,714	656,204,073
Cumulative distributions and net losses	(340,446,308)	(366,189,251)
Total stockholders’ equity	314,519,721	290,761,334
Total liabilities and stockholders’ equity	$955,344,794	$1,019,657,998
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$30,938,841	$34,536,302
Other income	1,071,951	918,625
Total revenues	32,010,792	35,454,927
Expenses:
Operating, maintenance and management	8,085,547	9,419,638
Real estate taxes and insurance	5,545,813	5,863,322
Fees to affiliates	3,720,629	3,932,066
Depreciation and amortization	8,981,978	10,890,796
Interest expense	7,918,789	7,894,252
Loss on debt extinguishment	814,831	2,010,457
General and administrative expenses	1,426,682	1,770,017
Total expenses	36,494,269	41,780,548
Loss before other income (expense)	(4,483,477)	(6,325,621)
Other income (expense):
Equity in earnings (loss) from unconsolidated joint venture	11,493	(1,641,405)
Gain on sales of real estate, net	40,401,584	81,247,054
Total other income (expense)	40,413,077	79,605,649
Net income	$35,929,600	$73,280,028
Income per common share — basic and diluted	$0.48	$0.97
Weighted average number of common shares outstanding — basic	74,492,568	75,343,863
Weighted average number of common shares outstanding — diluted	74,503,818	75,355,738
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	74,650,139	$746,502	1,000	$10	$656,204,073	$(366,189,251)	$290,761,334
Repurchase of common stock	(219,696)	(2,197)	—	—	(1,997,803)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(10,186,657)	(10,186,657)
Amortization of stock-based compensation	—	—	—	—	15,444	—	15,444
Net income for the three months ended March 31, 2019	—	—	—	—	—	35,929,600	35,929,600
BALANCE, March 31, 2019	74,430,443	$744,305	1,000	$10	$654,221,714	$(340,446,308)	$314,519,721
STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	75,479,409	$754,794	1,000	$10	$664,110,915	$(334,217,946)	$330,647,773
Repurchase of common stock	(181,404)	(1,814)	—	—	(1,998,186)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(13,320,570)	(13,320,570)
Amortization of stock-based compensation	—	—	—	—	17,295	—	17,295
Net income for the three months ended March 31, 2018	—	—	—	—	—	73,280,028	73,280,028
BALANCE, March 31, 2018	75,298,005	$752,980	1,000	$10	$662,130,024	$(274,258,488)	$388,624,526

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$35,929,600	$73,280,028
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,981,978	10,890,796
Amortization of deferred financing costs	408,115	280,237
Amortization of stock-based compensation	15,444	17,295
Amortization of loan premiums	(44,358)	(125,814)
Change in fair value of interest rate cap agreements	99,879	(127,260)
Gain on sales of real estate	(40,401,584)	(81,247,054)
Loss on debt extinguishment	814,831	2,010,457
Insurance claim recoveries	(32,032)	—
Loss on disposal of buildings and improvements	11,684	—
Equity in (earnings) loss from unconsolidated joint venture	(11,493)	1,641,405
Changes in operating assets and liabilities:
Rents and other receivables	67,212	(87,525)
Other assets	229,231	937,782
Accounts payable and accrued liabilities	(4,703,612)	(8,415,737)
Due to affiliates	(3,671,224)	(512,086)
Net cash used in operating activities	(2,306,329)	(1,457,476)
Cash Flows from Investing Activities:
Cash contribution to unconsolidated joint venture	(292,600)	(2,491,478)
Cash distribution from unconsolidated joint venture	200,000	266,600
Additions to real estate investments	(1,881,819)	(1,378,986)
Escrow deposits for pending real estate acquisitions	—	(1,300,100)
Proceeds from sales of real estate, net	108,294,795	178,647,348
Proceeds from insurance claims	244,162	—
Net cash provided by investing activities	106,564,538	173,743,384
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	—	32,250,000
Principal payments on mortgage notes payable	(36,154,087)	(109,246,843)
Principal payments on credit facility	(42,656,750)	—
Payment of deferred financing costs	—	(199,146)
Payment of debt extinguishment costs	(967,464)	(1,350,856)
Distributions to common stockholders	(10,196,066)	(13,331,421)
Repurchases of common stock	(2,000,000)	(2,000,000)
Net cash used in financing activities	(91,974,367)	(93,878,266)
Net increase in cash, cash equivalents and restricted cash	12,283,842	78,407,642
Cash, cash equivalents and restricted cash, beginning of period	154,192,443	205,096,008
Cash, cash equivalents and restricted cash, end of period	$166,476,285	$283,503,650

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,708,215	$8,341,253
Supplemental Disclosure of Noncash Transactions:
Distributions payable	$3,505,901	$4,584,450
Mortgage notes payable assumed in connection with property sales	$—	$(67,140,194)
Assets and liabilities deconsolidated in connection with the Second Closing Properties:
Real estate, net	$—	$(98,350,076)
Notes payable, net	$—	$76,336,778
Restricted cash	$—	$(913,408)
Accounts payable and accrued liabilities	$—	$674,912
Accounts payable and accrued liabilities from additions to real estate investments	$206,727	$79,189
Repurchases payable	$2,000,000	$2,000,000
Due to affiliates from additions to real estate investments	$7,898	$9,040
Operating lease right-of-use asset, net	$132,628	$—
Operating lease liabilities, net	$132,628	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of March 31, 2019, the Company owned 32 multifamily properties comprising a total of 8,412 apartment homes, an additional 21,130 square feet of rentable commercial space at two properties and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. On March 13, 2019, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $9.40 as of December 31, 2018.
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
March 31, 2019
(unaudited)

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
2. Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, other than Accounting Standards Update (“ASU”) 2016-02 and the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification rule (Release 33-10532), as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
March 31, 2019
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
Interest rate cap agreements — The Company has entered into certain interest rate cap agreements. These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying unaudited consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$17,799	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$117,678	$—
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2019 and December 31, 2018, the fair value of the notes payable was $608,578,537 and $681,095,544, respectively, compared to the carrying value of $614,901,861 and $693,501,574, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of March 31, 2019 and December 31, 2018, the Company had a restricted cash balance of $8,322,242 and $11,265,317, respectively, which represents impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of March 31, 2019 and December 31, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statement of cash flows for the three months ended March 31, 2019 and 2018:

	March 31,
	2019	2018
Cash and cash equivalents	$157,625,094	$217,672,108
Restricted cash	8,322,242	65,831,542
Restricted cash equivalents in assets related to real estate held for sale	528,949	—
Total cash, cash equivalents and restricted cash	$166,476,285	$283,503,650
The beginning of period cash, cash equivalents and restricted cash balance for the three months ended March 31, 2019, includes $142,078,166 of cash and cash equivalents, $11,265,317 of restricted cash and $848,960 of restricted cash related to real estate held for sale as of December 31, 2018, on the accompanying consolidated balance sheet. In conjunction with property sales during the three months ended March 31, 2019, $320,011 of restricted cash related to real estate held for sale was disposed of while $528,949 was included in assets related to real estate held for sale as of March 31, 2019 for those properties that had not been sold as of March 31, 2019.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint venture entities in which it may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s earnings (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company has elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
Distribution Policy
The Company has elected to be taxed as, and qualifies as, a REIT commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three months ended March 31, 2019 and 2018 were based on daily record dates and calculated at a rate of $0.001519 and $0.001964 per share per day, respectively. Each day during the three months ended March 31, 2019 and 2018 was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2019 and 2018, the Company declared distributions of $0.137 and $0.177 per common share, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Per Share Data
Basic earnings (loss) per share attributable to common stockholders for all periods presented are computed by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of those prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one line item, “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified prior period’s lease and non-lease income consistently with the current year.

The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in our consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

Three Months Ended March 31, 2018
Rental income (presentation prior to January 1, 2019)	$31,177,928
Tenant reimbursements(1) (presentation prior to January 1, 2019)	3,358,374
Rental income (presentation effective January 1, 2019)	$34,536,302
_______________

(1)	Tenants reimbursements include reimbursements for recoverable costs.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Recent Accounting Pronouncements
In February 2016, the FASB established ASC Topic 842 , Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach and was effective in the first quarter of 2019 and allowed for early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed the Company, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $96,818 and an operating lease liability, net, of $89,937.
As it relates to the Company as lessor, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because under ASC 842, lessors continue to account for leases using an approach that is substantially equivalent to historical guidance for sales-type leases, direct financing leases, and operating leases. The Company elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, on January 1, 2019, the Company began presenting all rentals and reimbursements from tenants as a single line item rental income within the consolidated statements of operations. As of January 1, 2019, the Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases, including the reclassification of tenant reimbursements, previously disclosed as part of tenant reimbursements and other, to rental income, in the consolidated statements of operations.
Under ASC 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income could result in direct adjustments of rental income and tenant receivables. The Company did not experience a material impact on its rental income and tenant receivables as of the adoption date.
The Company’s rental income consists of fixed rental payments from tenants under operating leases and is recognized on a straight-line basis over the respective operating lease terms. The Company recognizes minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancelable term of the related lease. The Company’s rental income that relates to variable lease payments consists of tenant reimbursements and includes reimbursements for recoverable costs, which are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse the Company arises.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

We recognized $30,938,841 of rental income related to operating lease payments of which $2,811,512 was for variable lease payments for the three months ended March 31, 2019. For the three months ended March 31, 2019, rental income relating to variable lease payments not included in the measurement of lease receivables was $2,816,828.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The issuance of ASU 2018-13 is part of a disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Achieving the objective of improving the effectiveness of the notes to financial statements includes: (1) the development of a framework that promotes consistent decisions by the FASB board about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefit. ASU 2018-13 removed certain disclosure requirements under Topic 820 such as the disclosure requirements of the valuation process for level 3 fair value measurements and modified and added certain of the disclosure requirements in Topic 820. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allows the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company has adopted this guidance in the three months ended March 31, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3. Real Estate
As of March 31, 2019, the Company owned 32 multifamily properties, encompassing in the aggregate 8,412 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties. The total purchase price of the Company’s real estate portfolio was $933,561,219. As of March 31, 2019 and December 31, 2018, the Company’s portfolio was approximately 94.0% and 94.3% occupied and the average monthly rent was $1,089 and $1,068, respectively.
As of March 31, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2019
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$90,153,980	$796,617,530	$886,771,510	$75,761,880
Less: Accumulated depreciation and amortization	—	(173,560,492)	(173,560,492)	(18,042,142)
Net investments in real estate and related lease intangibles	$90,153,980	$623,057,038	$713,211,018	$57,719,738

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$90,153,980	$795,383,423	$885,537,403	$165,346,251
Less: Accumulated depreciation and amortization	—	(165,112,070)	(165,112,070)	(38,881,747)
Net investments in real estate and related lease intangibles	$90,153,980	$630,271,353	$720,425,333	$126,464,504
Depreciation and amortization expenses were $8,981,978 and $10,890,796 for the three months ended March 31, 2019 and 2018, respectively.
Depreciation of the Company’s buildings and improvements were $8,968,237 and $10,852,504 for the three months ended March 31, 2019 and 2018, respectively.
Amortization of the Company’s other intangible assets for the three months ended March 31, 2019 and 2018, were $12,763 and $38,292, respectively. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 18.17 years. The Company’s other intangible assets were included in real estate held for sale, net on the accompanying consolidated balance sheets as of March 31, 2019.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Operating Leases
As of March 31, 2019, the Company’s real estate portfolio comprised 8,412 residential apartment homes and was 95.4% leased by a diverse group of residents. For each of the three months ended March 31, 2019 and 2018, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial office tenant leases consist of remaining lease durations varying from 0.59 to 6.01 years.
Some residential and commercial leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit for commercial tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,602,900 and $2,868,600 as of March 31, 2019 and December 31, 2018, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial office tenants as of March 31, 2019, and thereafter, through the date properties that included commercial tenants were sold, is as follows:

April 1 through April 25, 2019	$18,224
2020	—
2021	—
2022	—
2023	—
Thereafter	—
$18,224
As of March 31, 2019 and December 31, 2018, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
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
March 31, 2019
(unaudited)

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
2019 Property Dispositions
Dawntree Apartments
On August 15, 2013, the Company, through an indirect wholly-owned subsidiary, acquired Dawntree Apartments, a multifamily property located in Carrollton, Texas, containing 400 apartment homes. The purchase price of Dawntree Apartments was $24,000,000, exclusive of closing costs. On March 8, 2019, the Company sold Dawntree Apartments for $46,200,000, resulting in a gain of $24,141,403, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Dawntree Apartments was not affiliated with the Company or the Advisor.
In connection with the disposition of Dawntree Apartments, the Company, through an indirect wholly-owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $14,201,657 under the note payable. As a result of this agreement, the Company made a $903,564 defeasance payment (excluding expenses), the collateral was released, and the Company was released from all primary debtor obligations associated with the note payable. The Company recognized a $811,084 loss associated with the defeasance, which is included in loss on debt extinguishment on the consolidated statement of income.
Estancia Apartments
On June 29, 2012, the Company, through an indirect wholly-owned subsidiary, acquired Estancia Apartments, a multifamily property located in Tulsa, Oklahoma, containing 294 apartment homes. The purchase price of Estancia Apartments was $27,900,000, exclusive of closing costs. On March 22, 2019, the Company sold Estancia Apartments for $30,683,000, resulting in a gain of $6,892,244, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Estancia Apartments was not affiliated with the Company or the Advisor.
Sonoma Grande Apartments
On May 24, 2012, the Company, through an indirect wholly-owned subsidiary, acquired Sonoma Grande Apartments, a multifamily property located in Tulsa, Oklahoma, containing 336 apartment homes. The purchase price of Sonoma Grande Apartments was $32,200,000, exclusive of closing costs. On March 22, 2019, the Company sold Sonoma Grande Apartments for $35,067,000, resulting in a gain of $9,367,937, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Sonoma Grande Apartments was not affiliated with the Company or the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The results of operations for the three months ended March 31, 2019 and 2018, through the date of sale for all properties disposed of through March 31, 2019, including the properties contributed to the Joint Venture on the Second Closing Date, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$2,519,185	$9,676,153
Other income	164,788	128,853
Total revenues	2,683,973	9,805,006
Expenses:
Operating, maintenance and management	1,005,344	2,836,184
Real estate taxes and insurance	436,438	1,531,633
Fees to affiliates	137,641	395,176
Depreciation and amortization	251,416	2,383,888
Interest expense	288,728	1,966,601
Loss on debt extinguishment	814,831	2,010,457
General and administrative expenses	7,097	61,243
Total expenses	$2,941,495	$11,185,182
Real Estate Held for Sale
EBT Lofts, Library Lofts East and Stuart Hall
As of March 31, 2019, EBT Lofts, Library Lofts East and Stuart Hall Lofts, multifamily properties located in Kansas City, Missouri, met all the criteria to be classified as held for sale. EBT Lofts, Library Lofts East and Stuart Hall Lofts were sold on April 26, 2019 to a single, unaffiliated buyer. See Note 13 (Subsequent Events). The real estate, other assets, mortgage notes and other liabilities related to EBT Lofts, Library Lofts East and Stuart Hall Lofts are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
Waterford on the Meadow
As of March 31, 2019, Waterford on the Meadow, a multifamily property located in Plano, Texas, met all the criteria to be classified as held for sale. Waterford on the Meadow is currently expected to sell on May 14, 2019. The real estate, other assets, mortgage notes and other liabilities related to Waterford on the Meadow are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
Truman Farm Villas
As of March 31, 2019, Truman Farm Villas, a multifamily property located in Grandview, Missouri, met all the criteria to be classified as held for sale. Truman Farm Villas is currently expected to sell on May 15, 2019. The real estate, other assets, mortgage notes and other liabilities related to Truman Farm Villas are disclosed separately for the periods presented in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

The results of operations from Waterford on the Meadow, EBT Lofts, Library Lofts East, Stuart Hall Lofts and Truman Farm Villas for the three months ended March 31, 2019 and 2018, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations.

	For the Three Months Ended March 31,
	2019	2018
Revenues	$2,917,051	$2,854,058
Expenses	2,189,923	2,774,976
Total Income	$727,128	$79,082

4.	Investment in Unconsolidated Joint Venture
On November 10, 2017, the Company, the Joint Venture, BREIT LP and BREIT GP executed the Contribution Agreement whereby the Company agreed to contribute the LANDS portfolio to the Joint Venture in exchange for a combination of cash and a 10% ownership interest in the Joint Venture. BREIT LP owns a 90% interest in the Joint Venture and BREIT GP serves as the general partner of the Joint Venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, a wholly-owned subsidiary of the Operating Partnership, holds the Company’s 10% interest in the Joint Venture.
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
As of March 31, 2019 and December 31, 2018, the book value of the Company’s investment in the Joint Venture was $14,189,492 and $14,085,399, respectively, which includes $7,640,166 and $7,640,166 of outside basis difference. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the three months ended March 31, 2019 and 2018, $60,294 and $258,256, respectively, of amortization of this basis difference was included in equity in earnings (loss) from unconsolidated joint venture on the accompanying consolidated statements of operations. During the three months ended March 31, 2019 and 2018, the Company received distributions of $200,000 and $266,600, respectively, related to its investment in the Joint Venture.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Summarized unaudited financial information for the Joint Venture as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, is summarized below:

	March 31, 2019	December 31, 2018
Assets:
Real estate assets, net	$493,577,041	$493,776,142
Other assets	22,529,292	24,091,229
Total assets	$516,106,333	$517,867,371
Liabilities and equity:
Notes payable, net	$340,636,020	$340,840,505
Other liabilities	18,387,261	21,501,680
Company’s capital	15,708,300	15,552,513
Other partner’s capital	141,374,752	139,972,673
Total liabilities and equity	$516,106,333	$517,867,371

	For the Three Months Ended March 31,
	2019	2018
Revenues	$16,664,582	$13,669,728
Expenses	15,946,717	27,501,219
Net income (loss)	$717,865	$(13,831,491)

Company’s proportional net income (loss)	$71,787	$(1,383,149)
Amortization of outside basis	(60,294)	(258,256)
Equity in earnings (loss) of unconsolidated joint venture	$11,493	$(1,641,405)
5. Other Assets
As of March 31, 2019 and December 31, 2018, other assets consisted of:

	March 31, 2019	December 31, 2018
Prepaid expenses	$1,306,085	$1,866,024
Interest rate cap agreements (Note 12)	17,799	117,678
Deposits	761,836	714,736
Operating lease right-of-use assets, net	150,002	—
Other assets	$2,235,722	$2,698,438
Amortization of the Company’s operating lease right-of-use assets for the three months ended March 31, 2019 and 2018, were $978 and $0, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

6. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2019 and     December 31, 2018:

	March 31, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	18	5/1/2019 - 10/1/2056	3.19%	4.78%	3.92%	$325,942,816
Mortgage notes payable - variable(1)	10	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.66%	282,673,387
Total mortgage notes payable, gross	28				4.27%	608,616,203
Premium, net(2)						84,080
Deferred financing costs, net(3)						(3,715,757)
Total mortgage notes payable, net						$604,984,526

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	20	5/1/2019 - 10/1/2056	3.19%	5.48%	3.95%	$361,723,899
Mortgage notes payable - variable(1)	10	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.69%	283,046,390
Total mortgage notes payable, gross	30				4.27%	644,770,289
Premium, net(2)						302,530
Deferred financing costs, net(3)						(3,934,705)
Total mortgage notes payable, net						$641,138,114
_______________

(1)	See Note 12 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

(2)	Accumulated amortization related to debt premiums as of March 31, 2019 and December 31, 2018 was $290,075 and $960,519, respectively.

(3)	Accumulated amortization related to deferred financing costs as of March 31, 2019 and December 31, 2018 was $2,902,173 and $2,929,134, respectively.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into a Credit Agreement and a multifamily note with PNC Bank, National Association (“PNC Bank”) (as amended, the Credit Agreement, multifamily note, loan and security agreements, mortgages and guaranty are collectively referred to herein as the “Loan Documents”) that provide for a new credit facility in an amount not to exceed $350,000,000 to refinance certain of the Company’s then existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension, as further described in the Credit Agreement. Advances made under the credit facility are secured by the subsidiaries’ properties (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the Company’s subsidiaries party to the credit facility in favor of PNC Bank.
The credit facility accrues interest at the one-month London Inter-bank Offered Rate plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%, as further described in the Credit Agreement. Interest only payments on the credit facility are payable monthly in arrears and are due and payable on the first day of each month.
The entire outstanding principal balance and any accrued and unpaid interest on the credit facility are due on the maturity date. The Company’s subsidiaries may voluntarily prepay all or a portion of the amounts advanced under the Loan Documents. Notwithstanding the foregoing, in the event a Collateral Pool Property is released or the Credit Agreement is terminated, a termination fee is due and payable by the Company’s subsidiaries (as applicable). In certain instances of a breach of the Credit Agreement, the Company guarantees to PNC Bank the full and prompt payment and performance when due of all amounts for which the Company’s nine wholly-owned subsidiaries are personally liable under the Loan Documents, in addition to all costs and expenses incurred by PNC Bank in enforcing such guaranty. Between November 15, 2017 and May 31, 2018, seven of the Collateral Pool Properties were either disposed of or refinanced, with the advances made to each of the seven Collateral Pool Properties being repaid in full.
As of March 31, 2019 and December 31, 2018, the advances remaining outstanding under the credit facility are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	March 31, 2019	December 31, 2018
Carrington Place	$5,229,244	$27,535,500
Carrington at Champion Forest	4,770,756	25,121,250
	10,000,000	52,656,750
Deferred financing costs, net on credit facility(2)	(82,665)	(293,290)
Credit facility, net	$9,917,335	$52,363,460

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

___________

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the credit facility.

(2)	Accumulated amortization related to deferred financing costs for the credit facility as of March 31, 2019 and December 31, 2018, was $504,875 and $294,250, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligation	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$618,616,203	$25,831,540	$41,569,397	$16,782,251	$31,716,612	$216,588,417	$286,127,986
________________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs and debt premiums associated with certain notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2019 and 2018, the Company incurred interest expense of $7,918,789 and $7,894,252. Interest expense for the three months ended March 31, 2019 and 2018 includes amortization of deferred financing costs of $408,115 and $280,237, amortization of loan premiums of $44,358 and $125,814 and net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $99,879 and $(127,260), respectively.
Interest expense of $2,267,262 and $2,520,324 was payable as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
March 31, 2019
(unaudited)

accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to March 31, 2019, the Company had issued 76,732,395 shares of common stock in its Private Offering and Public Offering for aggregate offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total offering proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the three months ended March 31, 2019, and for the year ended December 31, 2018, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting is as follows:

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Nonvested shares at the beginning of the period	11,250	11,875
Granted shares	—	7,500
Vested shares	—	(8,125)
Nonvested shares at the end of the period	11,250	11,250
The weighted average fair value of restricted stock issued to the Company’s independent directors for the three months ended March 31, 2019, and for the year ended December 31, 2018, is as follows:

Grant Year	Weighted Average Fair Value
2018	$9.84
2019	n/a
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
Included in general and administrative expenses is $15,444 and $17,295 for the three months ended March 31, 2019 and 2018, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.36 years as of March 31, 2019. As of March 31, 2019, the compensation expense related to the issuance of the restricted common stock not vested was $80,519.
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
March 31, 2019
(unaudited)

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2019
(unaudited)

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
The Company’s board of directors elected to suspend the Company’s share repurchase program, effective April 28, 2018. The board of directors of the Company subsequently determined to reinstate and amend the terms of the Company’s share repurchase program, effective May 20, 2018. Pursuant to the amended and reinstated share repurchase program, the revised repurchase price is equal to 93% of the most recently publicly disclosed estimated value per share. The current share repurchase price is $8.74 per share, which represents 93% of the estimated value per share of $9.40, as determined by the Company’s board of directors. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(5)
2 years	95.0% of the Share Repurchase Price(5)
3 years	97.5% of the Share Repurchase Price(5)
4 years	100.0% of the Share Repurchase Price(5)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)

________________

(1)	As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock.

(2)	The “Estimated Value per Share” equals the most recently determined estimated value per share determined by the Company’s board of directors.

(3)	The required one-year holding period to be eligible to repurchase shares under the Company’s share repurchase program does not apply in the event of death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(5)	The “Share Repurchase Price” shall equal 93% of the Estimated Value per Share.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall repurchases under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of March 31, 2019, the Company has recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
During the three months ended March 31, 2019, the Company repurchased a total of 219,696 shares with a total repurchase value of $2,000,000 and received requests for the repurchase of 930,840 shares with a total repurchase value of $8,179,667. During the three months ended March 31, 2018, the Company repurchased a total of 181,404 shares with a total repurchase value of $2,000,000, and received net requests for the repurchase of 616,361 shares with a total net repurchase value of $5,592,135. As of March 31, 2019 and 2018, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases (discussed below) were 5,523,474 shares and 3,535,677 shares, respectively, with a total net repurchase value of $48,319,288 and $33,484,695, respectively.
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
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the three months ended March 31, 2019 and were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Distributions declared for the three months ended March 31, 2019 and 2018, were $10,186,657 and $13,320,570, all of which were attributable to cash distributions.
As of March 31, 2019 and December 31, 2018, $3,505,901 and $3,515,310 of distributions declared were payable.
Distributions Paid
For the three months ended March 31, 2019 and 2018, the Company paid cash distributions of $10,196,066 and $13,331,421, which related to distributions declared for each day in the period from December 1, 2018 through February 28, 2019 and December 1, 2017 through February 28, 2018, respectively. All such distributions were paid in cash.

8.	Earnings Per Share
The following table presents a reconciliation of net income attributable to common stockholders and shares used in calculating basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income attributable to the Company	$35,929,600	$73,280,028
Less: dividends declared on participating securities	1,538	2,099
Net income attributable to common stockholders	35,928,062	73,277,929
Weighted average common shares outstanding — basic	74,492,568	75,343,863
Weighted average common shares outstanding — diluted	74,503,818	75,355,738
Earnings per common share — basic and diluted	$0.48	$0.97

9.	Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor. Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2019 and 2018, and amounts that are payable (prepaid) to the Advisor and its affiliates as of March 31, 2019 and December 31, 2018, are as follows:

	Incurred For the Three Months Ended March 31,		Payable (Prepaid) as of
	2019	2018	March 31, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$2,276,198	$2,423,011	$—	$1,640,485
Acquisition expenses(2)	—	197,879	—	211,188
Property management
Fees(1)	908,071	1,024,732	298,462	334,577
Reimbursement of onsite personnel(3)	2,935,019	3,116,910	616,749	589,551
Reimbursements - other(1)	536,360	323,073	36,295	39,349
Reimbursements - property operations(3)	18,685	23,979	—	—
Reimbursements - G&A(2)	41,145	21,288	—	—
Other operating expenses(2)	428,002	384,513	358,546	115,212
Disposition fees(4)	1,679,250	3,841,050	—	2,052,750
Disposition transaction costs(4)	12,300	67,464	—	—
Loan coordination fees(1)	—	161,250	—	—
Property insurance(5)	400,368	314,104	(178,315)	(119,055)
Insurance proceeds	—	—	—	(75,000)
Consolidated Balance Sheets:
Capitalized
Construction management
Fees(6)	19,480	6,145	7,348	2,608
Reimbursement of labor costs(6)	23,582	16,350	550	198
Capital expenditures(6)	—	27,002	—	—
Capitalized costs on investment in unconsolidated joint venture(7)	—	58,386	—	—
Acquisition expenses(8)	—	9,201	—	—
	$9,278,460	$12,016,337	$1,139,635	$4,791,863
________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Property Management Fees and Expenses
The Company has entered into Property Management Agreements (as amended from time to time, each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which are managed by an unaffiliated third-party management company). As of March 31, 2019, the property management fee payable with respect to each property under each Property Management Agreement, ranged from 2.50% to 3.50% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also receives an oversight fee of 1% of gross revenues at certain of the properties at which it does not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements also specify certain other reimbursements payable to the Property Manager or its affiliates, including reimbursements for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. As of March 31, 2019, the construction management fee payable with respect to each property pursuant to the Construction Management Agreements (each a “Construction Management Agreement”) ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
March 31, 2019
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
At March 31, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
March 31, 2019
(unaudited)

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

10.	Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of March 31, 2019 and December 31, 2018, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in the Private Offering. Each subsequent independent director that joins the Company’s board of directors receives 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
The Company recorded stock-based compensation expense of $15,444 and $17,295 for the three months ended March 31, 2019 and 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Houston, Texas, Oklahoma City, Oklahoma, Columbus, Ohio, Atlanta, Georgia and Lexington, Kentucky apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2019 and December 31, 2018:

March 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	6/1/2019 - 7/1/2021	One-Month LIBOR	10	$283,654,000	2.49%	2.91%	$17,799

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	6/1/2019 - 7/1/2021	One-Month LIBOR	10	$283,654,000	2.52%	2.81%	$117,678
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2019 and 2018 resulted in an unrealized (loss) gain of $(99,879) and $127,260, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of interest rate cap agreements of $17,799 and $117,678 are included in other assets on the accompanying consolidated balance sheets. No interest rate cap agreements were acquired during the three months ended March 31, 2019 and 2018.
13. Subsequent Events
Distributions Paid
On April 1, 2019, the Company paid distributions of $3,505,901, which related to distributions declared for each day in the period from March 1, 2019 through March 31, 2019. All such distributions were paid in cash.
On May 1, 2019, the Company paid distributions of $3,391,668, which related to distributions declared for each day in the period from April 1, 2019 through April 30, 2019. All such distributions were paid in cash.
Repayment and Termination of loan
On April 1, 2019, the Company repaid in full the existing mortgage loan secured by Montclair Parc Apartment Homes with an aggregate principal amount of $21,580,360.
Sale of EBT Lofts, Library Lofts East and Stuart Hall Lofts
On April 26, 2019, the Company, through SIR EBT Lofts, LLC (“SIR EBT Lofts”), SIR Library Lofts, LLC (“SIR Library Lofts”) and SIR Stuart Hall, LLC (“SIR Stuart Hall”), indirect, wholly-owned subsidiaries of the Company, sold their fee simple interests in EBT Lofts, Library Lofts East and Stuart Hall Lofts, respectively, each located in Kansas City, Missouri (collectively, the “Kansas City Properties”), to an unaffiliated third-party buyer. SIR EBT Lofts, SIR Library Lofts and SIR Stuart Hall sold the Kansas City Properties for an aggregate sales price of $14,137,671, $15,855,055 and $20,692,274, respectively, and $50,685,000 in the aggregate, excluding closing costs.
Shares Repurchased
On April 30, 2019, the Company repurchased 223,595 shares of its common stock for a total repurchase value of $2,000,000, or $8.94 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On May 8, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2019 and ending on September 30, 2019. The distributions will be equal to $0.001519 per share of the Company’s common stock, which if paid over a 365-day period represents a 6.0% annual return based on $9.24 per share of common stock. The distributions for each record date in July 2019,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

August 2019 and September 2019 will be paid in August 2019, September 2019 and October 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019.
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust, or REIT. We own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of March 31, 2019, we owned (1) 32 multifamily properties located within the greater midwest and southern geographic regions of the United States that comprised of a total of 8,412 apartment homes and an additional 21,130 square feet of rentable commercial space at two properties and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. The total purchase price of our real estate portfolio was $933,561,219. At March 31, 2019, our portfolio was approximately 95.4% leased.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 1, 2014, we had sold 76,095,116 shares of common stock for gross offering proceeds of $769,573,363, including 4,073,759 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $39,580,847. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate the distribution reinvestment plan and change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan based upon changes in the estimated value per share and other factors our board of directors deems relevant. On March 13, 2019, our board of directors determined an estimated value per share of our common stock of $9.40 as of December 31, 2018.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of March 31, 2019, we owned the 32 multifamily properties listed below:

					Total Purchase Price	Mortgage Debt Outstanding at March 31, 2019	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$11,932,540	96.2%	96.4%	$848	$841
2	Truman Farm Villas	Grandview, MO	12/22/2011	200	9,100,000	—	96.5%	98.5%	798	781
3	EBT Lofts	Kansas City, MO	12/30/2011	102	8,575,000	—	87.6%	91.2%	1,118	1,131
4	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,123,906	94.0%	94.0%	840	848
5	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	21,578,847	93.5%	94.4%	857	857
6	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,317,185	97.3%	94.5%	1,130	1,120
7	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,853,401	93.4%	94.0%	1,131	1,138
8	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	14,939,047	93.3%	95.7%	1,235	1,217
9	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	35,367,074	94.5%	93.1%	924	912
10	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,119,110	97.1%	97.3%	925	933
11	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	12,747,136	95.0%	95.1%	1,019	1,008
12	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,298,474	94.5%	96.5%	1,264	1,290
13	Library Lofts East	Kansas City, MO	2/28/2013	118	12,750,000	8,118,889	88.5%	94.1%	1,073	1,082
14	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,271,000	32,075,309	93.8%	93.9%	1,256	1,235
15	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,213,814	91.1%	92.9%	964	954
16	Waterford on the Meadow	Plano, TX	7/3/2013	350	23,100,000	15,084,801	96.3%	94.9%	1,058	1,037
17	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,726,730	93.8%	92.9%	1,345	1,311
18	Stuart Hall Lofts	Kansas City, MO	8/27/2013	115	16,850,000	16,055,068	95.3%	93.9%	1,358	1,366
19	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	17,140,944	95.2%	95.8%	890	879
20	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	12,077,107	94.3%	96.0%	981	897
21	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	26,963,715	94.6%	93.9%	1,212	1,209
22	Villas at Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	35,032,605	94.3%	94.8%	1,250	1,282
23	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	—	91.2%	93.9%	1,104	1,104

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

					Total Purchase Price	Mortgage Debt Outstanding at March 31, 2019	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units			Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
24	Carrington Place	Houston, TX	11/7/2013	324	$32,900,000	$5,186,760	92.4%	91.7%	$1,088	$1,076
25	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	4,730,575	92.7%	94.0%	1,123	1,106
26	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	19,451,431	93.1%	94.4%	1,185	1,198
27	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	27,000,000	16,766,724	91.6%	95.8%	1,152	1,147
28	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	33,248,204	95.9%	93.7%	1,102	1,095
29	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,247,674	95.5%	96.4%	1,041	1,040
30	Oak Crossing	Fort Wayne, IN	6/3/2014	222	24,230,000	20,215,051	96.9%	95.9%	980	1,002
31	Double Creek Flats	Plainfield, IN	5/7/2018	240	31,852,079	21,883,135	92.8%	93.8%	1,007	1,063
32	Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	103,633,983	64,406,605	91.5%	89.3%	1,368	1,331
				8,412	$933,561,219	$614,901,861	94.0%	94.3%	$1,089	$1,068
________________

(1)	At March 31, 2019 and December 31, 2018, our portfolio was approximately 95.4% and 95.5% leased, respectively.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Joint Venture Arrangement with Blackstone Real Estate Income Trust, Inc.
On November 10, 2017, we, BREIT Steadfast MF JV LP, or the joint venture, BREIT Steadfast MF Parent LLC, or BREIT LP, and BREIT Steadfast MF GP LLC, or BREIT GP, executed a Contribution Agreement whereby we agreed to contribute a portfolio of 20 properties owned by us to the joint venture in exchange for a combination of cash and a 10% ownership interest in the joint venture. BREIT LP owns a 90% interest in the joint venture and BREIT GP serves as the general partner of the joint venture. Each of BREIT LP and BREIT GP is a wholly-owned subsidiary of Blackstone Real Estate Income Trust, Inc. SIR LANDS Holdings, LLC, or SIR LP, a wholly-owned subsidiary, holds our 10% interest in the joint venture.
The transaction closed in two stages. The first closing occurred November 15, 2017, and included those properties for which the existing debt was prepaid at closing. The second closing occurred January 31, 2018, and included those properties for which the joint venture assumed the existing loans.
2019 Property Dispositions
Dawntree Apartments
On August 15, 2013, we, through an indirect wholly-owned subsidiary, acquired Dawntree Apartments, a multifamily property located in Carrollton, Texas, containing 400 apartment homes. The purchase price of Dawntree Apartments was $24,000,000, exclusive of closing costs. On March 8, 2019, we sold Dawntree Apartments for $46,200,000, resulting in a gain of $24,141,403, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Dawntree Apartments was not affiliated with us or our advisor.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Estancia Apartments
On June 29, 2012, we, through an indirect wholly-owned subsidiary, acquired Estancia Apartments, a multifamily property located in Tulsa, Oklahoma, containing 294 apartment homes. The purchase price of Estancia Apartments was $27,900,000, exclusive of closing costs. On March 22, 2019, we sold Estancia Apartments for $30,683,000, resulting in a gain of $6,892,244, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Estancia Apartments was not affiliated with us or our advisor.
Sonoma Grande Apartments
On May 24, 2012, we, through an indirect wholly-owned subsidiary, acquired Sonoma Grande Apartments, a multifamily property located in Tulsa, Oklahoma, containing 336 apartment homes. The purchase price of Sonoma Grande Apartments was $32,200,000, exclusive of closing costs. On March 22, 2019, we sold Sonoma Grande Apartments for $35,067,000, resulting in a gain of $9,367,937, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Sonoma Grande Apartments was not affiliated with us or our advisor.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.

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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001519 per share per day during the three months ended March 31, 2019 and $0.001964 per share per day during the three months ended March 31, 2018.
The distributions paid during the fiscal quarter ended March 31, 2019 were as follows:

		Distributions Declared Per Share(1)(2)		Sources of Distributions Paid		Net Cash Used in Operating Activities
Period	Distributions Declared(1)		Distributions Paid(3)	Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2019	$10,186,657	$0.137	$10,196,066	$—	$10,196,066	$(2,306,329)
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001519 per share per day during the three months ended March 31, 2019.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three months ended March 31, 2019, we paid aggregate distributions of $10,196,066. All such distributions were paid in cash. For the three months ended March 31, 2019, we had net income of $35,929,600. For the three months ended March 31, 2019, we had funds from operations, or FFO, of $5,021,196 and net cash used in operating activities was $2,306,329. For the three months ended March 31, 2019, of the $10,196,066 in total distributions paid, all of which were paid in cash, 100% were funded with existing cash and cash equivalents. Since inception, of the $385,429,753 in total distributions paid through March 31, 2019, including shares issued pursuant to our distribution reinvestment plan, 59% of such amounts were funded from cash flow from operations, 20% of such amounts were funded from the sale of real estate investments, 9% of such amounts were funded from offering proceeds, 2% of such amounts were funded from credit facilities and 10% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net income, see “—Funds from Operations and Modified Funds from Operations.”
Over the long-term, we expect that our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our real estate and real estate related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” and “Results of Operations” herein. In the event our cash flow from operations decreases in the future, the level of our distributions may also decrease.
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
As of March 31, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use, and intend to use in the future, secured and unsecured borrowings. At March 31, 2019, our debt was approximately 55% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of March 31, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $157,625,094 as of March 31, 2019;

•	various forms of secured and unsecured financing, including the financing of our unencumbered properties; and

•	equity capital from joint venture partners.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the sources of capital noted above, which we will rely on to meet our short term liquidity requirements, we may also utilize proceeds from the sale of our properties. We may also conduct additional public or private offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association, or PNC Bank, that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then-existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility are secured by certain of our properties. See Note 6 (Debt) of the accompanying condensed consolidated unaudited financial statements. During 2017 and 2018, seven of the collateralized properties, were either disposed or refinanced, with the advances made to each of the collateralized properties being repaid in full. As of March 31, 2019, approximately $10,000,000 was outstanding on our credit facility.
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on August 11, 2010. As of March 31, 2019, we owned 32 multifamily properties. During the three months ended March 31, 2019, net cash used in operating activities was $2,306,329 compared to $1,457,476 for the three months ended March 31, 2018. The increase in net cash used in operating activities is primarily due to changes in net income, investment in unconsolidated joint venture, accounts payable and accrued liabilities, and due to affiliates compared to the first quarter of 2018.
Cash Flows Provided by Investing Activities
During the three months ended March 31, 2019, net cash provided by investing activities was $106,564,538 compared to $173,743,384 during the three months ended March 31, 2018. The decrease in net cash provided by investing activities was primarily due to the disposition of three multifamily properties during the three months ended March 31, 2019 compared to disposition of three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture during the the three months ended March 31, 2018. Net cash provided by investing activities during the three months ended March 31, 2019, consisted of the following:

•	$92,600 of cash used for the investment in an unconsolidated joint venture, net of distributions received from the unconsolidated joint venture of $200,000;

•	$1,881,819 of cash used for improvements to real estate investments;

•	$108,294,795 of cash provided by the sales of real estate investments; and

•	$244,162 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $91,974,367 compared to $93,878,266 during the three months ended March 31, 2018. The decrease in cash flows used in financing activities is due primarily to a reduction in the amount of cash distributions paid to our stockholders. Net cash used in financing activities during the three months ended March 31, 2019, consisted of the following:

•	$36,154,087 of cash used for mortgage notes payable;

•	$42,656,750 of cash paid on the credit facility;

•	$967,464 of cash paid for the extinguishment of debt;

•	$10,196,066 of cash distributions to our stockholders; and

•	$2,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At March 31, 2019, our debt was approximately 55% of the value of our properties, as determined by the most recent valuations performed by an independent

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of March 31, 2019, we had indebtedness totaling $614,901,861, comprised of an aggregate principal amount of $618,616,203, net premiums on certain notes payable of $84,080 and net deferred financing costs of $3,798,422. For more information on our outstanding indebtedness, see Note 6 (Debt) to the unaudited consolidated financial statements. The following is a summary of our contractual obligations as of March 31, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$181,450,861	$19,530,116	$48,869,462	$39,977,763	$73,073,520
Principal payments on outstanding debt obligations(2)	618,616,203	25,831,540	58,351,648	248,305,029	286,127,986
Total	$800,067,064	$45,361,656	$107,221,110	$288,282,792	$359,201,506
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2019. We incurred interest expense of $7,918,789 during the three months ended March 31, 2019, including amortization of deferred financing costs of $408,115, amortization of loan premiums of $44,358 and net unrealized losses from the change in fair value of interest rate cap agreements of $99,879.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt premiums in addition to net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of March 31, 2019 and December 31, 2018, we were in compliance with all of our financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2019 and 2018. The ability to compare one period to another is affected by the acquisitions and dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 32 as of March 31, 2019, from 37 as of March 31, 2018. Our results of operations were primarily affected by (1) the disposition of three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture during the three months ended March 31, 2018, (2) the acquisition of two

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

multifamily properties and disposition of seven multifamily properties subsequent to March 31, 2018 and (3) our value-enhancement activity completed through March 31, 2019, as further discussed below.
Throughout this “Results of Operations” discussion, for the three months ended March 31, 2018, references to the disposition of 11 multifamily properties includes the contribution of eight multifamily properties to the joint venture.
Our results of operations for the three months ended March 31, 2019 and 2018, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following table summarizes the consolidated results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$32,010,792	$35,454,927	$(3,444,135)	(10)%	$(4,266,725)	$822,590
Operating, maintenance and management	(8,085,547)	(9,419,638)	1,334,091	14%	1,275,157	58,934
Real estate taxes and insurance	(5,545,813)	(5,863,322)	317,509	5%	527,872	(210,363)
Fees to affiliates	(3,720,629)	(3,932,066)	211,437	5%	316,298	(104,861)
Depreciation and amortization	(8,981,978)	(10,890,796)	1,908,818	18%	926,031	982,787
Interest expense	(7,918,789)	(7,894,252)	(24,537)	—%	703,701	(728,238)
Loss on debt extinguishment	(814,831)	(2,010,457)	1,195,626	59%	1,195,626	—
General and administrative expenses	(1,426,682)	(1,770,017)	343,335	19%	43,321	300,014
Equity in earnings (loss) from unconsolidated joint venture	11,493	(1,641,405)	1,652,898	101%	1,652,898	—
Gain on sales of real estate, net	40,401,584	81,247,054	(40,845,470)	(50)%	(40,845,470)	—
Net income (loss)	$35,929,600	$73,280,028	$(37,350,428)	(51)%

NOI(3)	$17,076,374	$19,062,929	$(1,986,555)	(10)%
FFO(4)	$5,021,196	$4,928,135	$93,061	2%
MFFO(4)	$5,935,906	$7,010,146	$(1,074,240)	(15)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, related to multifamily properties acquired or disposed of on or after January 1, 2018.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, related to multifamily properties owned by us throughout both periods presented.

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

(4)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net income or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net income, see “—Funds From Operations and Modified Funds From Operations.”

Net income
For the three months ended March 31, 2019, we had a net income of $35,929,600 compared to $73,280,028 for the three months ended March 31, 2018. The decrease in net income of $37,350,428 over the prior year period was primarily due to the decrease in total revenues of $3,444,135, the decrease in gain on sales of real estate, net of $40,845,470 and the increase in interest expense of $24,537, partially offset by the decrease in operating, maintenance and management expenses of $1,334,091, the decrease in real estate taxes and insurance of $317,509, the decrease in fees to affiliates of $211,437, the decrease in depreciation and amortization expense of $1,908,818, the decrease in loss on debt extinguishment of $1,195,626, the decrease in general and administrative expenses of $343,335 and the decrease in equity in earnings (loss) from unconsolidated joint venture of $1,652,898. Our results of operations were primarily impacted by the disposition of 11 multifamily properties during the three months ended March 31, 2018, and the disposition of an additional seven multifamily properties and acquisition of two multifamily properties subsequent to March 31, 2018.
Total revenues
Rental income and other income for the three months ended March 31, 2019, were $32,010,792 compared to $35,454,927 for the three months ended March 31, 2018. The decrease of $3,444,135 was primarily due to selling 11 multifamily properties during the three months ended March 31, 2018 and our total number of units decreasing by 1,466 from 9,878 at March 31, 2018, to 8,412 at March 31, 2019, as a result of the disposition of seven multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to March 31, 2018, the average occupancy increasing from 93.9% at March 31, 2018, to 94.0% at March 31, 2019 and the average monthly rent increasing from $1,025 at March 31, 2018 to $1,089 at March 31, 2019. We expect rental income and other income to increase in future periods as a result of ordinary monthly rent increases and to a lesser extent our value-enhancement strategy.
Operating, maintenance and management
Operating, maintenance and management expenses for the three months ended March 31, 2019, were $8,085,547 compared to $9,419,638 for the three months ended March 31, 2018. The decrease of $1,334,091 was due to selling 11 multifamily properties during the three months ended March 31, 2018 and a decrease of $1,275,157 at the seven multifamily properties sold,

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

partially offset by the two multifamily properties acquired subsequent to March 31, 2018, in addition to a decrease of $58,934 primarily from credit card processing fees and utilities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended March 31, 2019, were $5,545,813 compared to $5,863,322 for the three months ended March 31, 2018. The decrease of $317,509 was due to a decrease of $527,872 related to the disposition of seven multifamily properties, partially offset by the acquisition of two multifamily properties subsequent to March 31, 2018, increase in real estate taxes and insurance of $210,363 at the properties held throughout both periods due to increased assessed values at certain of our properties resulting in higher property taxes for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These amounts may increase in future periods as a result of ordinary municipal property tax increases and/or increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates for the three months ended March 31, 2019, were $3,720,629 compared to $3,932,066 for the three months ended March 31, 2018. The net decrease of $211,437 primarily was due to the decrease of investment management fees and property management fees as a result of the reduction in the size of our portfolio subsequent to March 31, 2018. We expect fees to affiliates to decrease in future periods as a result of continued lower property management fees and investment management fees incurred on a smaller portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended March 31, 2019, were $8,981,978 compared to $10,890,796 for the three months ended March 31, 2018. The decrease of $1,908,818 was primarily due the reduction in the number of properties in our portfolio subsequent to March 31, 2018, and the disposition of 11 multifamily properties during the three months ended March 31, 2018. We expect these amounts to decrease slightly in future periods as a result of the disposition of multifamily properties during and subsequent to the three months ended March 31, 2019, but partially offset by an increase in future periods as a result of anticipated capital expenditures to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2019, was $7,918,789 compared to $7,894,252 for the three months ended March 31, 2018. The increase of $24,537 was primarily due to an increase of $728,238 at the properties held throughout both periods as a result of increases in the London Inter-bank Offered Rate, or LIBOR, from March 31, 2018, to March 31, 2019, that impact the interest on our variable rate loans offset, by a decrease of $703,701 related to the disposition of 11 multifamily properties during the three months ended March 31, 2018, and a net reduction in our portfolio of five multifamily properties subsequent to March 31, 2018. Our interest expense in future periods will vary based on the impact changes to LIBOR will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended March 31, 2019, was $814,831 compared to $2,010,457 for the three months ended March 31, 2018. These expenses consist of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt. The decrease in loss on debt extinguishment was due to the repayment of loans in conjunction with the disposition of of 10 multifamily properties during the three months ended March 31, 2018 and the refinance of one property compared to three multifamily properties during the three months ended March 31,

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of any of our mortgage notes payable.
General and administrative expense
General and administrative expenses for the three months ended March 31, 2019, were $1,426,682 compared to $1,770,017 for the three months ended March 31, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The decrease of $343,335 primarily was due to decreases in acquisition expenses that did not meet the criteria for capitalization under ASU 2017-01 for the three months March 31, 2019, compared to the three months ended March 31, 2018. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Equity in earnings (loss) from unconsolidated joint venture
Equity in earnings from unconsolidated joint venture for the three months ended March 31, 2019, was $11,493 compared to equity in loss from unconsolidated joint venture of $1,641,405 for the three months ended March 31, 2018. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. The increase in equity in earnings from unconsolidated joint venture of $1,652,898 primarily was due to non-recurring insurance proceeds recognized during the three months ended March 31, 2019, in addition to a reduction of amortization expense related to tenant origination and absorption costs that were fully amortized prior to the three months ended March 31, 2019. Equity in earnings (loss) from unconsolidated joint venture will vary in the future based on the operating results of the joint venture.
Gain on sales of real estate
Gain on sales of real estate for the three months ended March 31, 2019, was $40,401,584 compared to $81,247,054 for the three months ended March 31, 2018. The decrease in gain on sales of real estate of $40,845,470 is due to the gain recognized on the disposition of three multifamily properties during the three months ended March 31, 2019, compared to the disposition of 11 multifamily properties during the three months ended March 31, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Property Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2018 and properties accounted for under the equity method. As of March 31, 2019, 30 properties were categorized as same-store properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$25,881,867	$25,222,672	$659,195	2.6%
Operating expenses	12,258,873	11,867,771	391,102	3.3%
NOI	13,622,994	13,354,901	268,093	2.0%

Non-same-store properties:
NOI	3,453,380	5,708,028	(2,254,648)

Total NOI(1)	$17,076,374	$19,062,929	$(1,986,555)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2019, was $13,622,994 compared to $13,354,901 for the three months ended March 31, 2018. The 2.0% increase in same-store net operating income was primarily due to the 2.6% increase in same-store rental revenues offset by a 3.3% increase in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended March 31, 2019, were $25,881,867 compared to $25,222,672 for the three months ended March 31, 2018. The 2.6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,038 as of March 31, 2018, to $1,073 as of March 31, 2019, primarily attributable to ordinary monthly rent increases and an increase in occupancy at the same-store properties from 94.0% as of March 31, 2018, to 94.2% as of March 31, 2019.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2019, were $12,258,873 compared to $11,867,771 for the three months ended March 31, 2018. The 3.3% increase in operating expenses was primarily due to increased real estate taxes, insurance, property level general administrative costs, including wages and salaries during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income because it is specific to our particular financing capabilities

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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
The usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net income for the three months ended March 31, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2019	2018
Net income	$35,929,600	$73,280,028
Fees to affiliates(1)	2,276,198	2,584,261
Depreciation and amortization	8,981,978	10,890,796
Interest expense	7,918,789	7,894,252
Loss on debt extinguishment	814,831	2,010,457
General and administrative expenses	1,426,682	1,770,017
Gain on sales of real estate	(40,401,584)	(81,247,054)
Adjustments for investment in unconsolidated joint venture(2)	724,344	2,317,177
Other gains(3)	(594,464)	(437,005)
Net operating income	$17,076,374	$19,062,929
________________

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(1)
Fees to affiliates for the three months ended March 31, 2019 and 2018 excludes property management fees of $908,071 and $1,024,732 and other reimbursements of $536,360 and $323,073, respectively, that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the three months ended March 31, 2019 and 2018, include non-recurring insurance proceeds and interest income that are not included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated the measure of FFO which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in December 2018, or the White Paper. The White Paper defines FFO as net income computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We adopted ASU 2016-02, Leases, or ASU 2016-02 on January 1, 2019, which requires us, as a lessee, to recognize a liability for obligations under a lease contract and a right-of-use asset. The carrying amount of the right-of-use asset is amortized over the term of the lease. Because we have no ownership rights (current or residual) in the underlying asset, NAREIT concluded that the amortization of the right-of-use asset should not be added back to GAAP net income (loss) in calculating FFO. This amortization expense is included in FFO. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or income from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
Reconciliation of net income to MFFO:	2019	2018
Net income	$35,929,600	$73,280,028
Depreciation of real estate assets	8,968,237	10,852,504
Amortization of lease-related costs(1)	12,763	38,292
Gain on sales of real estate, net	(40,401,584)	(81,247,054)
Adjustments for investment in unconsolidated joint venture(2)	512,180	2,004,365
FFO	5,021,196	4,928,135
Acquisition expenses(3)(4)	—	198,814
Unrealized loss (gain) on derivative instruments	99,879	(127,260)
Loss on debt extinguishment	814,831	2,010,457
MFFO	$5,935,906	$7,010,146
________________

(1)	Amortization of lease-related costs for the three months ended March 31, 2019, excludes amortization of operating lease right-of-use assets of $978 that are included in FFO.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture.

(3)
By excluding acquisition expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include payments to our advisor or third parties. Historically, acquisition expenses under GAAP were considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 resulting in a substantial part of our acquisition expenses being capitalized and therefore not excluded from the calculation of MFFO but are captured as depreciation in calculating FFO. All paid and accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these expenses and other costs related to the property. In the event that operational earnings and cash flows are not available to fund our reimbursement of acquisition expenses incurred by our advisor, such expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

(4)
Acquisition expenses for the three months ended March 31, 2019 and 2018, of $0 and $198,814, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2019, the fair value of our fixed rate debt was $315,819,356 and the carrying value of our fixed rate debt was $324,232,472. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2019, the fair value of our variable rate debt was $292,759,181 and the carrying value of our variable rate debt was $290,669,389. Based on interest rates as of March 31, 2019, if interest rates are 100 basis points higher during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase by $3,009,617 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would decrease by $3,005,094.

PART I — FINANCIAL INFORMATION (continued)

At March 31, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.92% and 4.66%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.27% at March 31, 2019. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2019 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2019, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2019, were not in excess of the capped rates. See also Note 12 (Derivative Financial Instruments) to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 15, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	314,912	219,696	$9.10	(5)
February 2019	129,521	—	—	(5)
March 2019	486,407	—	—	(5)
	930,840	219,696
________________

(1)
We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which requests were received. At March 31, 2019, we had $2,000,000, representing 223,595 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on April 30, 2019.

(2)	We are not obligated to repurchase shares under the share repurchase program.

(3)	Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the share repurchase price for stockholders who have held their shares for at least one year;

•	95.0% of the share repurchase price for stockholders who have held their shares for at least two years;

•	97.5% of the share repurchase price for stockholders who have held their shares for at least three years; and

•	100.0% of the share repurchase price for stockholders who have held their shares for at least four years;
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

(4)	For the three months ended March 31, 2019, the sources of the cash used to redeem shares were 100% from existing cash and cash equivalents.

PART II—OTHER INFORMATION (continued)

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
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

PART II—OTHER INFORMATION (continued)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

____________

*	Filed herewith.

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Income REIT, Inc.
Date:	May 10, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)