Form 10-Q
period 2019-06-30
Steadfast Income REIT, Inc.
filed 2019-08-13
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2019, there were 73,984,103 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$90,153,980	$90,153,980
Building and improvements	799,967,673	795,383,423
Total real estate held for investment, cost	890,121,653	885,537,403
Less accumulated depreciation and amortization	(182,018,205)	(165,112,070)
Total real estate held for investment, net	708,103,448	720,425,333
Real estate held for sale, net	—	126,464,504
Total real estate, net	708,103,448	846,889,837
Cash and cash equivalents	124,685,084	142,078,166
Restricted cash	9,109,706	11,265,317
Investment in unconsolidated joint venture	13,869,450	14,085,399
Rents and other receivables	3,358,501	1,791,881
Assets related to real estate held for sale	—	848,960
Other assets	1,146,553	2,698,438
Total assets	$860,272,742	$1,019,657,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$20,569,875	$23,899,595
Notes payable:
Mortgage notes payable, net	480,842,343	566,900,461
Credit facility, net	9,926,410	52,363,460
Mortgage notes payable related to real estate held for sale, net	—	74,237,653
Total notes payable, net	490,768,753	693,501,574
Distributions payable	3,381,662	3,515,310
Due to affiliates	1,377,577	4,985,918
Liabilities related to real estate held for sale	—	2,994,267
Total liabilities	516,097,867	728,896,664
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 74,206,848 and 74,650,139 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	742,069	746,502
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	652,239,394	656,204,073
Cumulative distributions and net income	(308,806,598)	(366,189,251)
Total stockholders’ equity	344,174,875	290,761,334
Total liabilities and stockholders’ equity	$860,272,742	$1,019,657,998
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$27,152,676	$33,041,905	$58,091,517	$67,578,207
Other income	1,179,907	1,015,103	2,251,858	1,933,727
Total revenues	28,332,583	34,057,008	60,343,375	69,511,934
Expenses:
Operating, maintenance and management	6,771,405	9,059,224	14,848,950	18,478,862
Real estate taxes and insurance	3,790,757	6,809,156	9,344,570	12,672,478
Fees to affiliates	3,428,581	3,809,224	7,149,211	7,741,290
Depreciation and amortization	8,458,798	11,311,894	17,440,777	22,202,690
Interest expense	6,542,401	8,017,417	14,461,190	15,911,669
Loss on debt extinguishment	2,019,546	271,790	2,834,378	2,282,246
General and administrative expenses	1,691,410	1,570,715	3,118,092	3,340,732
Total expenses	32,702,898	40,849,420	69,197,168	82,629,967
Loss before other income (expense)	(4,370,315)	(6,792,412)	(8,853,793)	(13,118,033)
Other income (expense):
Equity in loss from unconsolidated joint venture	(210,642)	(1,173,099)	(199,149)	(2,814,504)
Gain on sales of real estate, net	46,487,211	—	86,888,796	81,247,054
Total other income (expense)	46,276,569	(1,173,099)	86,689,647	78,432,550
Net income (loss)	$41,906,254	$(7,965,511)	$77,835,854	$65,314,517
Income (loss) per common share — basic and diluted	$0.56	$(0.11)	$1.05	$0.87
Weighted average number of common shares outstanding — basic	74,269,454	75,212,006	74,380,395	75,277,570
Weighted average number of common shares outstanding — diluted	74,280,704	75,223,881	74,391,645	75,289,445
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2019	74,430,443	$744,305	1,000	$10	$654,221,714	$(340,446,308)	$314,519,721
Repurchase of common stock	(223,595)	(2,236)	—	—	(1,997,764)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(10,266,544)	(10,266,544)
Amortization of stock-based compensation	—	—	—	—	15,444	—	15,444
Net income for the three months ended June 30, 2019	—	—	—	—	—	41,906,254	41,906,254
BALANCE, June 30, 2019	74,206,848	$742,069	1,000	$10	$652,239,394	$(308,806,598)	$344,174,875

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	74,650,139	$746,502	1,000	$10	$656,204,073	$(366,189,251)	$290,761,334
Repurchase of common stock	(443,291)	(4,433)	—	—	(3,995,567)	—	(4,000,000)
Distributions declared	—	—	—	—	—	(20,453,201)	(20,453,201)
Amortization of stock-based compensation	—	—	—	—	30,888	—	30,888
Net income for the six months ended June 30, 2019	—	—	—	—	—	77,835,854	77,835,854
BALANCE, June 30, 2019	74,206,848	$742,069	1,000	$10	$652,239,394	$(308,806,598)	$344,174,875
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2018	75,298,005	$752,980	1,000	$10	$662,130,024	$(274,258,488)	$388,624,526
Repurchase of common stock	(218,011)	(2,180)	—	—	(1,997,820)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(86,819,112)	(86,819,112)
Amortization of stock-based compensation	—	—	—	—	17,295	—	17,295
Net income for the three months ended June 30, 2018	—	—	—	—	—	(7,965,511)	(7,965,511)
BALANCE, June 30, 2018	75,079,994	$750,800	1,000	$10	$660,149,499	$(369,043,111)	$291,857,198

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	75,479,409	$754,794	1,000	$10	$664,110,915	$(334,217,946)	$330,647,773
Repurchase of common stock	(399,415)	(3,994)	—	—	(3,996,006)	—	(4,000,000)
Distributions declared	—	—	—	—	—	(100,139,682)	(100,139,682)
Amortization of stock-based compensation	—	—	—	—	34,590	—	34,590
Net income for the six months ended June 30, 2018	—	—	—	—	—	65,314,517	65,314,517
BALANCE, June 30, 2018	75,079,994	$750,800	1,000	$10	$660,149,499	$(369,043,111)	$291,857,198

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$77,835,854	$65,314,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,440,777	22,202,690
Amortization of deferred financing costs	599,287	536,980
Amortization of stock-based compensation	30,888	34,590
Amortization of loan premiums	(48,562)	(174,140)
Change in fair value of interest rate cap agreements	161,297	(85,307)
Gain on sales of real estate	(86,888,796)	(81,247,054)
Loss on debt extinguishment	2,834,378	2,282,246
Insurance claim recoveries	(32,032)	—
Loss on disposal of building and improvements	11,684	—
Equity in loss from unconsolidated joint venture	199,149	2,814,504
Changes in operating assets and liabilities:
Rents and other receivables	(1,778,750)	192,988
Other assets	1,305,776	1,706,699
Accounts payable and accrued liabilities	(4,574,706)	(4,033,829)
Due to affiliates	(3,610,160)	(369,005)
Net cash provided by operating activities	3,486,084	9,175,879
Cash Flows from Investing Activities:
Cash contribution to unconsolidated joint venture	(292,600)	(2,521,078)
Cash distribution from unconsolidated joint venture	309,400	530,100
Acquisition of real estate investments	—	(67,886,062)
Additions to real estate investments	(5,139,455)	(3,955,226)
Escrow deposits for pending real estate acquisitions	—	(2,600,000)
Purchase of interest rate cap agreements	(47,000)	(203,300)
Proceeds from sales of real estate, net	211,746,529	178,277,349
Proceeds from insurance claims	244,162	—
Net cash provided by investing activities	206,821,036	101,641,783
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	—	94,482,000
Principal payments on mortgage notes payable	(160,999,357)	(148,490,527)
Principal payments on credit facility	(42,656,750)	(38,410,500)
Payment of deferred financing costs	—	(1,248,916)
Payment of debt extinguishment costs	(2,461,817)	(1,526,431)
Distributions to common stockholders	(20,586,849)	(100,944,127)
Repurchases of common stock	(4,000,000)	(4,000,000)
Net cash used in financing activities	(230,704,773)	(200,138,501)
Net decrease in cash, cash equivalents and restricted cash	(20,397,653)	(89,320,839)
Cash, cash equivalents and restricted cash, beginning of period	154,192,443	205,096,008
Cash, cash equivalents and restricted cash, end of period	$133,794,790	$115,775,169

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,551,962	$15,771,076
Supplemental Disclosure of Noncash Transactions:
Distributions payable	$3,381,662	$3,790,856
Assumption of mortgage notes payable to acquire real estate	$—	$65,000,000
Application of escrow deposits to acquire real estate	$—	$2,600,000
Mortgage notes payable assumed by buyer in connection with property sales	$—	$(67,140,194)
Assets and liabilities deconsolidated in connection with the Second Closing Properties:
Real estate, net	$—	$(98,350,076)
Notes payable, net	$—	$76,336,778
Restricted cash	$—	$(913,408)
Accounts payable and accrued liabilities	$—	$674,912
Accounts payable and accrued liabilities from additions to real estate investments	$382,620	$30,459
Due to affiliates from additions to real estate investments	$6,461	$2,570
Repurchases payable	$2,000,000	$2,000,000
Operating lease right-of-use asset, net	$139,603	$—
Operating lease liabilities, net	$125,891	$—

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of June 30, 2019, the Company owned 27 multifamily properties comprising a total of 7,527 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. On March 13, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.40 as of December 31, 2018.
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
June 30, 2019
(unaudited)

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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
June 30, 2019
(unaudited)

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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$3,381	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$117,678	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2019 and December 31, 2018, the fair value of the notes payable was $491,773,336 and $681,095,544, respectively, compared to the carrying value of $490,768,753 and $693,501,574, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of June 30, 2019 and December 31, 2018, the Company had a restricted cash balance of $9,109,706 and $11,265,317, respectively, which represents impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of June 30, 2019 and December 31, 2018, respectively.
The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

	June 30,
	2019	2018
Cash and cash equivalents	$124,685,084	$91,588,750
Restricted cash	9,109,706	24,186,419
Total cash, cash equivalents and restricted cash	$133,794,790	$115,775,169
The beginning of period cash, cash equivalents and restricted cash balance for the six months ended June 30, 2019, includes $142,078,166 of cash and cash equivalents, $11,265,317 of restricted cash and $848,960 of restricted cash related to real estate held for sale as of December 31, 2018, on the accompanying consolidated balance sheet. In conjunction with property sales during the six months ended June 30, 2019, $848,960 of restricted cash related to real estate held for sale was disposed of during the period.
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
June 30, 2019
(unaudited)

other-than-temporary impairments. The Company has elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
Distribution Policy
The Company has elected to be taxed as, and qualifies as, a REIT commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three months ended June 30, 2019 and 2018 were based on daily record dates and calculated at a rate of $0.001519 and $0.001683 per share per day, respectively. Distributions were based on daily record dates and calculated at a rate of $0.001519 and $0.001964 per share per day during the six months ended June 30, 2019 and three months ended March 31, 2018, respectively. Each day during the six months ended June 30, 2019 and 2018, was a distribution record date.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2019, the Company declared aggregate distributions of $0.138 and $0.275 per common share, respectively. During the three and six months ended June 30, 2018, the Company declared aggregate distributions of $1.153 and $1.330 per common share, respectively, including a special distribution the Company’s board of directors declared in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2018.
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
June 30, 2019
(unaudited)

The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in our consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rental income (presentation prior to January 1, 2019)	$30,062,993	$61,240,920
Tenant reimbursements(1) (presentation prior to January 1, 2019)	2,978,912	6,337,287
Rental income (presentation effective January 1, 2019)	$33,041,905	$67,578,207
_______________

(1)	Tenants reimbursements include reimbursements for recoverable costs.
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
Recent Accounting Pronouncements
In February 2016, the FASB established ASC Topic 842 , Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach and was effective in the first quarter of 2019 and allowed for early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed the Company, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $94,742 and an operating lease liability, net, of $87,862.
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
June 30, 2019
(unaudited)

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

The Company recognized $27,152,676 and $58,091,517 of rental income related to operating lease payments of which $2,497,111 and $5,308,623 was for variable lease payments for the three and six months ended June 30, 2019, respectively.
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
June 30, 2019
(unaudited)

that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allows the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company has adopted this guidance in the six months ended June 30, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3. Real Estate
As of June 30, 2019, the Company owned 27 multifamily properties encompassing in the aggregate 7,527 residential apartment homes. The total purchase price of the Company’s real estate portfolio was $863,186,219. As of June 30, 2019 and December 31, 2018, the Company’s portfolio was approximately 95.1% and 94.3% occupied and the average monthly rent was $1,110 and $1,068, respectively.
As of June 30, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2019
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$90,153,980	$799,967,673	$890,121,653	$—
Less: Accumulated depreciation and amortization	—	(182,018,205)	(182,018,205)	—
Net investments in real estate and related lease intangibles	$90,153,980	$617,949,468	$708,103,448	$—

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$90,153,980	$795,383,423	$885,537,403	$165,346,251
Less: Accumulated depreciation and amortization	—	(165,112,070)	(165,112,070)	(38,881,747)
Net investments in real estate and related lease intangibles	$90,153,980	$630,271,353	$720,425,333	$126,464,504
Total depreciation and amortization expenses were $8,458,798 and $17,440,777 for the three and six months ended June 30, 2019, and $11,311,894 and $22,202,690 for the three and six months ended June 30, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Depreciation of the Company’s buildings and improvements was $8,457,713 and $17,425,950 for the three and six months ended June 30, 2019, and $10,989,153 and $21,841,657 for the three and six months ended June 30, 2018, respectively.
Amortization of the Company’s other intangible assets was $0 and $12,764 for the three and six months ended June 30, 2019, and $38,292 and $76,584 for the three and six months ended June 30, 2018, respectively.
Operating Leases
As of June 30, 2019, the Company’s real estate portfolio comprised 7,527 residential apartment homes and was 96.9% leased by a diverse group of residents. For each of the three and six months ended June 30, 2019 and 2018, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,242,812 and $2,868,600 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, no tenant represented over 10% of the Company’s annualized base rent.
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
June 30, 2019
(unaudited)

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
Estancia Apartments
On June 29, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired Estancia Apartments, a multifamily property located in Tulsa, Oklahoma, containing 294 apartment homes. The purchase price of Estancia Apartments was $27,900,000, exclusive of closing costs. On March 22, 2019, the Company sold Estancia Apartments for $30,683,000, resulting in a gain of $6,892,244, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Estancia Apartments was not affiliated with the Company or the Advisor.
Sonoma Grande Apartments
On May 24, 2012, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired Sonoma Grande Apartments, a multifamily property located in Tulsa, Oklahoma, containing 336 apartment homes. The purchase price of Sonoma Grande Apartments was $32,200,000, exclusive of closing costs. On March 22, 2019, the Company sold Sonoma Grande Apartments for $35,067,000, resulting in a gain of $9,367,938, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Sonoma Grande Apartments was not affiliated with the Company or the Advisor.
EBT Lofts, Library Lofts East and Stuart Hall Lofts
On December 30, 2011, February 28, 2013 and August 27, 2013, the Company, through wholly-owned subsidiaries of the Operating Partnership, acquired EBT Lofts, Library Lofts East and Stuart Hall Lofts, respectively, multifamily properties located in Kansas City, Missouri, collectively containing 335 apartment homes. The combined purchase price of EBT Lofts, Library Lofts East and Stuart Hall Lofts was $38,175,000, exclusive of closing costs. On April 26, 2019, the Company sold EBT Lofts, Library Lofts East and Stuart Hall Lofts for $50,685,000, resulting in a gain of $19,120,514, which includes reductions to the net book value of the properties due to historical depreciation and amortization expense. The purchaser of EBT Lofts, Library Lofts East and Stuart Hall Lofts was not affiliated with the Company or the Advisor.
In connection with the disposition of Library Lofts East, the Company, through an indirect wholly-owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $8,120,272 under the note payable. As a result of this agreement, the Company made a $95,417 defeasance payment (excluding expenses), the collateral was released, and the Company was released from all primary debtor obligations associated with the note payable. The Company recognized a

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

$160,080 loss associated with the defeasance, which is included in loss on debt extinguishment on the consolidated statement of income.
Waterford on the Meadow
On July 3, 2013, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired Waterford on the Meadow, a multifamily property located in Plano, Texas, containing 350 apartment homes. The purchase price of Waterford on the Meadow was $23,100,000, exclusive of closing costs. On May 14, 2019, the Company sold Waterford on the Meadow for $42,000,000, resulting in a gain of $20,315,545, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Waterford on the Meadow was not affiliated with the Company or the Advisor.
In connection with the disposition of Waterford on the Meadow, the Company, through an indirect wholly-owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $12,484,478 under the note payable. As a result of this agreement, the Company made a $449,231 defeasance payment (excluding expenses), the collateral was released, and the Company was released from all primary debtor obligations associated with the note payable. The Company recognized a $517,294 loss associated with the defeasance, which is included in loss on debt extinguishment on the consolidated statement of income.
Truman Farm Villas
On December 22, 2011, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired Truman Farm Villas, a multifamily property located in Grandview, Missouri, containing 200 apartment homes. The purchase price of Truman Farm Villas was $9,100,000, exclusive of closing costs. On May 15, 2019, the Company sold Truman Farm Villas for $14,650,000, resulting in a gain of $7,051,452, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Truman Farm Villas was not affiliated with the Company or the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The results of operations for the three and six months ended June 30, 2019 and 2018, through the date of sale for all properties disposed of through June 30, 2019, including the properties contributed to the Joint Venture on the Second Closing Date, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$1,023,417	$9,589,845	$6,436,219	$22,099,273
Tenant reimbursements and other	5,175	232,350	193,397	381,986
Total revenues	1,028,592	9,822,195	6,629,616	22,481,259
Expenses:
Operating, maintenance and management	574,144	3,044,633	2,573,007	6,851,154
Real estate taxes and insurance	(315,328)	1,777,210	462,657	3,644,857
Fees to affiliates	59,866	363,346	299,464	838,432
Depreciation and amortization	—	2,970,065	531,447	6,203,946
Interest expense	211,448	1,827,904	954,160	4,320,468
Loss on debt extinguishment	981,701	825	1,796,532	2,011,282
General and administrative expenses	12,604	69,259	38,587	143,261
Total expenses	$1,524,435	$10,053,242	$6,655,854	$24,013,400

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
As of June 30, 2019 and December 31, 2018, the book value of the Company’s investment in the Joint Venture was $13,869,450 and $14,085,399, respectively, which includes $7,640,166 and $7,640,166 of outside basis difference. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the three and six months ended June 30, 2019 and 2018, $60,294 and $120,588, and $216,042 and $474,298, respectively, of amortization of this basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2019 and 2018, the Company received distributions of $109,400 and $309,400 and $263,500 and $530,100, respectively, related to its investment in the Joint Venture.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Unaudited financial information for the Joint Venture as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019, is summarized below:

	June 30, 2019	December 31, 2018
Assets:
Real estate assets, net	$492,595,078	$493,776,142
Other assets	20,827,496	24,091,229
Total assets	$513,422,574	$517,867,371
Liabilities and equity:
Notes payable, net	$340,447,375	$340,840,505
Other liabilities	18,403,624	21,501,680
Company’s capital	15,457,152	15,552,513
Other partner’s capital	139,114,423	139,972,673
Total liabilities and equity	$513,422,574	$517,867,371

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$15,789,247	$15,542,460	$32,453,829	$29,212,188
Expenses	17,292,724	25,113,025	33,239,439	52,614,244
Net loss	$(1,503,477)	$(9,570,565)	$(785,610)	$(23,402,056)

Company’s proportional net loss	$(150,348)	$(957,057)	$(78,561)	$(2,340,206)
Amortization of outside basis	(60,294)	(216,042)	(120,588)	(474,298)
Equity in losses of unconsolidated joint venture	$(210,642)	$(1,173,099)	$(199,149)	$(2,814,504)
5. Other Assets
As of June 30, 2019 and December 31, 2018, other assets consisted of:

	June 30, 2019	December 31, 2018
Prepaid expenses	$480,461	$1,866,024
Interest rate cap agreements (Note 11)	3,381	117,678
Deposits	523,108	714,736
Operating lease right-of-use assets, net	139,603	—
Other assets	$1,146,553	$2,698,438

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Amortization of the Company’s operating lease right-of-use assets for the three and six months ended June 30, 2019 were $1,085 and $2,063, respectively. Amortization of the Company’s operating lease right-of-use assets for the three and six months ended June 30, 2018 were $0 and $0, respectively.
6. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of June 30, 2019 and December 31, 2018:

	June 30, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	14	1/1/2020 - 10/1/2056	3.19%	4.63%	3.90%	$280,421,166
Mortgage notes payable - variable(1)	6	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.51%	203,349,767
Total mortgage notes payable, gross	20				4.16%	483,770,933
Premium, net(2)						—
Deferred financing costs, net(3)						(2,928,590)
Total mortgage notes payable, net						$480,842,343

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	20	5/1/2019 - 10/1/2056	3.19%	5.48%	3.95%	$361,723,899
Mortgage notes payable - variable(1)	10	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.69%	283,046,390
Total mortgage notes payable, gross	30				4.27%	644,770,289
Premium, net(2)						302,530
Deferred financing costs, net(3)						(3,934,705)
Total mortgage notes payable, net						$641,138,114
_____________________________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

(1)	See Note 11 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to debt premiums as of June 30, 2019 and December 31, 2018 was $0 and $960,519, respectively.

(3)	Accumulated amortization related to deferred financing costs as of June 30, 2019 and December 31, 2018 was $2,114,194 and $2,929,134, respectively.
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into a credit agreement and a multifamily note with PNC Bank, National Association (“PNC Bank”) (as amended, the credit agreement, multifamily note, loan and security agreements, mortgages and guaranty are collectively referred to herein as the “Loan Documents”) that provide for a new credit facility (the “Credit Facility”) in an amount not to exceed $350,000,000 to refinance certain of the Company’s then existing mortgage loans. The Credit Facility has a maturity date of August 1, 2021, subject to extension, as further described in the credit agreement. Advances made under the Credit Facility are secured by the subsidiaries’ properties (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the Company’s subsidiaries party to the Credit Facility in favor of PNC Bank.
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
As of June 30, 2019 and December 31, 2018, the advances remaining outstanding under the Credit Facility are summarized in the following table:

	Amount of Advance as of
Collateralized Property(1)	June 30, 2019	December 31, 2018
Carrington Place	$5,229,244	$27,535,500
Carrington at Champion Forest	4,770,756	25,121,250
	10,000,000	52,656,750
Deferred financing costs, net on Credit Facility(2)	(73,590)	(293,290)
Credit Facility, net	$9,926,410	$52,363,460
___________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

(1)	Each property is pledged as collateral for repayment of all amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs for the Credit Facility as of June 30, 2019 and December 31, 2018, was $513,949 and $294,250, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2019:

		Remainder of 2019	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$493,770,933	$2,299,670	$17,649,343	$15,555,211	$30,426,146	$153,218,901	$274,621,662
__________________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all financial and non-financial debt covenants.
For the three and six months ended June 30, 2019, the Company incurred interest expense of $6,542,401 and $14,461,190, respectively. Interest expense for the three and six months ended June 30, 2019, includes amortization of deferred financing costs of $191,172 and $599,287, amortization of loan premiums of $4,204 and $48,562 and net unrealized loss from the change in fair value of interest rate cap agreements of $61,418 and $161,297, respectively.
For the three and six months ended June 30, 2018, the Company incurred interest expense of $8,017,417 and $15,911,669, respectively. Interest expense for the three and six months ended June 30, 2018 includes amortization of deferred financing costs of $256,743 and $536,980, amortization of loan premiums of $48,326 and $174,140 and net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $41,953 and $(85,307), respectively.
Interest expense of $1,717,530 and $2,520,324 was payable as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
June 30, 2019
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
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to June 30, 2019, the Company had issued 76,732,395 shares of common stock in a private offering and the Public Offering for aggregate offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total offering proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the six months ended June 30, 2019, and for the year ended December 31, 2018, for the restricted stock issued to the Company’s independent directors were as follows:

	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018

Nonvested shares at the beginning of the period	11,250	11,875
Granted shares	—	7,500
Vested shares	—	(8,125)
Nonvested shares at the end of the period	11,250	11,250
The weighted average fair value of restricted stock issued to the Company’s independent directors for the six months ended June 30, 2019 and for the year ended December 31, 2018 is as follows:

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
Included in general and administrative expenses is $15,444 and $30,888 for the three and six months ended June 30, 2019, and $17,295 and $34,590 for the three and six months ended June 30, 2018, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.11 years as of June 30, 2019. As of June 30, 2019, the compensation expense related to the issuance of the restricted common stock not vested was $65,083.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
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
No selling commissions or dealer manager fees were payable on shares sold through the DRP.
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
June 30, 2019
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
The Company’s board of directors elected to suspend the Company’s share repurchase program, effective April 28, 2018. The board of directors of the Company subsequently determined to reinstate and amend the terms of the Company’s share repurchase program, effective May 20, 2018. Pursuant to the amended and reinstated share repurchase program, the revised repurchase price is equal to 93% of the most recently publicly disclosed estimated value per share. The current share repurchase price is $8.74 per share, which represents 93% of the estimated value per share of $9.40, as approved by the Company’s board of directors. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

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
June 30, 2019
(unaudited)

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
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall repurchases under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of June 30, 2019, the Company has recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2019, the Company repurchased a total of 223,595 and 443,291 shares with a total repurchase value of $2,000,000 and $4,000,000, respectively, and received requests for the repurchase of 1,052,789 and 1,983,629 shares with a total repurchase value of $9,252,075 and $17,431,742, respectively. During the three and six months ended June 30, 2018, the Company repurchased a total of 218,011 and 399,415 shares with a total repurchase value of $2,000,000 and $4,000,000, respectively, and received requests for the repurchase of 955,293 and 1,571,654 shares with a total net repurchase value of $8,270,898 and $13,863,033. As of June 30, 2019 and 2018, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases were 6,161,920 shares and 4,272,959 shares, respectively, with a total net repurchase value of $53,905,878 and $39,527,939, respectively.
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
June 30, 2019
(unaudited)

repurchase program are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase program is in the best interest of the Company’s stockholders. Therefore, stockholders may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase program.
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the six months ended June 30, 2019, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock. Distributions were calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock and were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. On April 16, 2018, the Company’s board of directors declared a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018.
Distributions declared for the three and six months ended June 30, 2019, were $10,266,544 and $20,453,201, respectively, all of which were attributable to cash distributions. Distributions declared for the three and six months ended June 30, 2018, were $86,819,112 and $100,139,682, all of which were attributable to cash distributions.
As of June 30, 2019 and December 31, 2018, $3,381,662 and $3,515,310 in distributions declared were payable.
Distributions Paid
For the three and six months ended June 30, 2019, the Company paid cash distributions of $10,390,783 and $20,586,849, which related to distributions declared for each day in the period from March 1, 2019 through May 31, 2019, and December 1, 2018 through May 31, 2019, respectively. All such distributions were paid in cash.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2019 and 2018, and amounts that are payable (prepaid) to the Advisor and its affiliates as of June 30, 2019 and December 31, 2018, are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$2,027,504	$2,343,430	$4,303,703	$4,766,441	$354,017	$1,640,485
Due diligence costs(2)	—	25,438	—	223,317	—	211,188
Property management:
Fees(1)	817,754	978,620	1,725,825	2,003,352	289,946	334,577
Reimbursement of onsite personnel(3)	2,527,546	2,969,457	5,462,565	6,086,367	483,859	589,551
Reimbursements - other(1)	583,323	286,264	1,119,683	609,337	73,487	39,349
Reimbursements - property operations(3)	19,918	18,414	38,603	42,393	—	—
Reimbursements - G&A(2)	15,504	13,438	56,649	34,726	—	—
Other operating expenses(2)	418,600	291,236	846,602	675,749	171,758	115,212
Disposition fees(4)	1,610,025	—	3,289,275	3,841,050	—	2,052,750
Disposition transaction costs(4)	27,183	—	39,483	67,464	—	—
Loan coordination fee(1)	—	200,910	—	362,160	—	—
Property insurance(5)	450,215	314,077	850,583	628,181	—	(119,055)
Insurance proceeds(6)	—	—	—	—	—	(75,000)
Rental Revenue(7)	3,792	—	3,792	—	—	—
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(8)	135,922	59,328	155,402	65,473	3,224	2,608
Reimbursement of labor costs(8)	30,635	19,087	54,217	35,437	1,286	198
Capital expenditures(8)	—	11,178	—	38,180	—	—
Capitalized costs on investment in unconsolidated joint venture(9)	—	—	—	58,386	—	—
Acquisition expenses(10)	—	235,847	—	245,048	—	—
Acquisition fees(10)	—	705,722	—	705,722	—	—
	$8,667,921	$8,472,446	$17,946,382	$20,488,783	$1,377,577	$4,791,863
_____________________________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

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

(6)	Included in other income in the accompanying consolidated statements of operations.

(7)	Included in rental income in the accompanying consolidated statements of operations.

(8)	Included in building and improvements in the accompanying consolidated balance sheets.

(9)	Included in investment in unconsolidated joint venture in the accompanying consolidated balance sheets.

(10)	Included in total real estate, cost in the accompanying consolidated balance sheets.
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
June 30, 2019
(unaudited)

registered as a Financial Industry Regulatory Authority, Inc. (“FINRA”) member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (as amended from time to time, each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which were managed by an unaffiliated third-party management company). As of June 30, 2019, the property management fee payable with respect to each property under each Property Management Agreement, ranged from 2.50% to 3.50% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also received an oversight fee of 1% of gross revenues at certain of the properties at which it did not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. As of June 30, 2019, the construction management fee payable with respect to each property pursuant to the Construction Management Agreements (each a “Construction Management Agreement”) ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
June 30, 2019
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
At June 30, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
June 30, 2019
(unaudited)

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
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of June 30, 2019 and December 31, 2018, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in a private offering that preceded the Public Offering. Each subsequent independent director that joins the Company’s board of directors would receive 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
The Company recorded stock-based compensation expense of $15,444 and $30,888 for the three and six months ended June 30, 2019, and $17,295 and $34,590 for the three and six months ended June 30, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2019 and December 31, 2018:

June 30, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2020 - 7/1/2021	One-Month LIBOR	6	$203,266,995	2.40%	3.49%	$3,381

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	6/1/2019 - 7/1/2021	One-Month LIBOR	10	$283,654,000	2.52%	2.81%	$117,678
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2019, resulted in an unrealized loss of $61,418 and $161,297, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2019, the Company acquired interest rate cap agreements of $47,000. During the three and six months ended June 30, 2018, the Company acquired interest rate cap agreements of $203,300. The fair value of the interest rate cap agreements of $3,381 and $117,678 as of June 30, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On July 1, 2019, the Company paid distributions of $3,381,662, which related to distributions declared for each day in the period from June 1, 2019 through June 30, 2019. All such distributions were paid in cash.
On August 1, 2019, the Company paid distributions of $3,494,044, which related to distributions declared for each day in the period from July 1, 2019 through July 31, 2019. All such distributions were paid in cash.
Shares Repurchased
On July 31, 2019, the Company repurchased 222,982 shares of its common stock for a total repurchase value of $2,000,000, or $8.97 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On August 7, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2019 and ending on December 31, 2019. The

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

distributions will be equal to $0.001519 per share of the Company’s common stock. The distributions for each record date in October 2019, November 2019 and December 2019 will be paid in November 2019, December 2019 and January 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Repayment of Credit Facility
On July 29, 2019, the Company made a principal payment in the amount of $10,000,000 on the Credit Facility with PNC Bank thereby terminating the facility.

Pending Merger with Steadfast Apartment REIT, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT, Inc. (“STAR”), Steadfast Apartment REIT Operating Partnership, L.P., STAR’s operating partnership (“STAR Operating Partnership”), the Operating Partnership, and SI Subsidiary, LLC, a wholly-owned subsidiary of STAR (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into SIR Merger Sub (the “Merger”), with SIR Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of the Company shall cease.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Company’s common stock (or a fraction thereof), $0.01 par value per share (“SIR Common Stock”), will be converted into the right to receive 0.5934 shares of STAR’s common stock, $0.01 par value per share.
The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the approval of the Merger by the holders of a majority of the outstanding shares of SIR Common Stock (the “SIR Stockholder Approval”) and of an amendment to the Charter to delete certain provisions regarding roll-up transactions.
The Company (with the prior approval of its special committee) may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to receipt by the Company of the SIR Stockholder Approval pursuant to the terms of the Merger Agreement. STAR may terminate the Merger Agreement at any time prior to the receipt of the SIR Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the Merger Agreement).
If the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to STAR a termination fee of (i)(A) $8,694,218 if such termination occurs no later than seven business days after (x) 11:59 p.m. New York City time on September 5, 2019 (the “SIR Go Shop Period End Time”) or (y) the end of the specified period for negotiations with STAR following notice (received within five business days of the SIR Go Shop Period End Time) that the Company intends to enter into a Superior Proposal or (B) $20,866,122 if it occurred thereafter and (ii) up to $2,000,000 as reimbursement for STAR’s Expenses (as defined in the Merger Agreement).
On August 5, 2019, STAR, Steadfast Apartment REIT III Inc., (“STAR III”), STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, a wholly-owned subsidiary of STAR (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub (the “STAR III Merger”), with STAR III Merger Sub surviving the STAR III Merger, such that following the STAR III Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III shall cease.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The consummation of the Company’s merger with STAR is not contingent upon the completion of the merger between STAR and STAR III, and the consummation of the merger between STAR and STAR III is not contingent upon the completion of the Company’s merger with STAR.
The combined company after the mergers (the “Combined Company”) will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code. If the mergers were to occur today, the Combined Company’s portfolio would consist of 71 properties in 14 states with an average effective rent of $1,158. Based on occupancy as of June 30, 2019, the Combined Company’s portfolio would have an occupancy rate of 94%, an average age of 20 years and gross real estate assets of $3.3 billion.
Amended and Restated Share Repurchase Plan
In connection with the proposed SIR Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which will become effective September 5, 2019, and will apply beginning with repurchases made on the repurchase date (as defined in the Amended & Restated SRP) with respect to the third quarter of 2019. Under the Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended and Restated SRP will continue to be limited to $2,000,000 per quarter.
Termination Agreement
Concurrently with the entry into the SIR Merger Agreement, the Company and the Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of August 5, 2019. Pursuant to the Termination Agreement, the Advisory Agreement will be terminated at the effective time of the SIR Merger. Also pursuant to the Termination Agreement, the Advisor agreed to waive any disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the SIR Merger and confirmed the disposition fee payable to the Advisor in the event the SIR Merger Agreement is terminated and the Company consummates a different transaction that would entitle the Advisor to a disposition fee.
Amendment to Bylaws
Effective August 5, 2019, the Company’s board of directors amended the Company’s Bylaws to add new Article XIV designating the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) as the exclusive forum for certain proceedings relating to the Company, as set forth in the new article.

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
Certain statements regarding future estimates and expectations may not be applicable to the extent the Merger (as defined herein) is completed.
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
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust, or REIT. We own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of June 30, 2019, we owned (1) 27 multifamily properties located within the greater midwest and southern geographic regions of the United States that comprised of a total of 7,527 apartment homes and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. The total purchase price of our real estate portfolio was $863,186,219. At June 30, 2019, our portfolio was approximately 96.9% leased.
On July 19, 2010, we commenced our initial public offering of up to a maximum of 150,000,000 shares of common stock and up to 15,789,474 shares of common stock pursuant to our distribution reinvestment plan. Upon termination of our public offering on December 1, 2014, we had sold 76,095,116 shares of common stock for gross offering proceeds of $769,573,363, including 4,073,759 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $39,580,847. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until our board of directors determined to suspend our distribution reinvestment plan effective with distributions earned beginning on December 1, 2014. Our board of directors may, in its sole discretion, reinstate the distribution reinvestment plan and change the price at which we offer shares of common stock to our stockholders pursuant to the distribution reinvestment plan based upon changes in the estimated value per share and other factors our board of directors deems relevant. On March 13, 2019, our board of directors approved an estimated value per share of our common stock of $9.40 as of December 31, 2018.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of June 30, 2019, we owned the 27 multifamily properties listed below:

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at June 30, 2019	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$11,934,741	96.3%	96.4%	$852	$841
2	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,134,502	94.9%	94.0%	851	848
3	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	—	96.1%	94.4%	869	857
4	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,245,897	95.2%	94.5%	1,138	1,120
5	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	17,859,791	90.8%	94.0%	1,186	1,138
6	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	14,862,200	94.8%	95.7%	1,238	1,217
7	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	35,175,916	96.0%	93.1%	938	912
8	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	20,012,243	96.8%	97.3%	977	933
9	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	12,672,215	96.3%	95.1%	1,028	1,008
10	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,204,036	96.1%	96.5%	1,277	1,290
11	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,271,000	32,081,240	96.2%	93.9%	1,260	1,235
12	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,159,016	96.2%	92.9%	983	954
13	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	43,740,843	94.0%	92.9%	1,330	1,311
14	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	—	97.2%	95.8%	905	879
15	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	97.5%	96.0%	998	897
16	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	26,875,979	94.5%	93.9%	1,221	1,209
17	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	34,917,287	94.9%	94.8%	1,252	1,282
18	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	—	94.2%	93.9%	1,135	1,104
19	Carrington Place	Houston, TX	11/7/2013	324	32,900,000	5,191,424	92.5%	91.7%	1,099	1,076
20	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	4,734,986	94.9%	94.0%	1,135	1,106
21	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	19,462,013	91.9%	94.4%	1,194	1,198

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at June 30, 2019	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
22	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	$27,000,000	$16,710,861	95.0%	95.8%	$1,151	$1,147
23	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	—	96.4%	93.7%	1,122	1,095
24	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,253,879	94.8%	96.4%	1,056	1,040
25	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	20,225,132	98.5%	95.9%	1,005	1,002
26	Double Creek Flats	Plainfield, IN	5/7/2018	240	31,852,079	21,888,370	95.3%	93.8%	1,045	1,063
27	Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	103,633,983	64,426,182	92.7%	89.3%	1,412	1,331
				7,527	$863,186,219	$490,768,753	95.1%	94.3%	$1,110	$1,068
________________

(1)	At June 30, 2019 and December 31, 2018, our portfolio was approximately 96.9% and 95.5% leased, respectively.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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
2019 Property Dispositions
Dawntree Apartments
On August 15, 2013, we, through a wholly-owned subsidiary of the Operating Partnership, acquired Dawntree Apartments, a multifamily property located in Carrollton, Texas, containing 400 apartment homes. The purchase price of Dawntree Apartments was $24,000,000, exclusive of closing costs. On March 8, 2019, we sold Dawntree Apartments for $46,200,000, resulting in a gain of $24,141,403, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Dawntree Apartments was not affiliated with us or our advisor.
Estancia Apartments
On June 29, 2012, we, through a wholly-owned subsidiary of the Operating Partnership, acquired Estancia Apartments, a multifamily property located in Tulsa, Oklahoma, containing 294 apartment homes. The purchase price of Estancia Apartments was $27,900,000, exclusive of closing costs. On March 22, 2019, we sold Estancia Apartments for $30,683,000, resulting in a gain of $6,892,244, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Estancia Apartments was not affiliated with us or our advisor.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sonoma Grande Apartments
On May 24, 2012, we, through a wholly-owned subsidiary of the Operating Partnership, acquired Sonoma Grande Apartments, a multifamily property located in Tulsa, Oklahoma, containing 336 apartment homes. The purchase price of Sonoma Grande Apartments was $32,200,000, exclusive of closing costs. On March 22, 2019, we sold Sonoma Grande Apartments for $35,067,000, resulting in a gain of $9,367,938, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Sonoma Grande Apartments was not affiliated with us or our advisor.
EBT Lofts, Library Lofts East and Stuart Hall Lofts
On December 30, 2011, February 28, 2013 and August 27, 2013, we, through wholly-owned subsidiaries of the Operating Partnership, acquired EBT Lofts, Library Lofts East and Stuart Hall Lofts, respectively, multifamily properties located in Kansas City, Missouri, collectively containing 335 apartment homes. The combined purchase price of EBT Lofts, Library Lofts East and Stuart Hall Lofts was $38,175,000, exclusive of closing costs. On April 26, 2019, we sold EBT Lofts, Library Lofts East and Stuart Hall Lofts for $50,685,000, resulting in a gain of $19,120,514, which includes reductions to the net book value of the properties due to historical depreciation and amortization expense. The purchaser of EBT Lofts, Library Lofts East and Stuart Hall Lofts was not affiliated with us or our advisor.
Waterford on the Meadow
On July 3, 2013, we, through a wholly-owned subsidiary of the Operating Partnership, acquired Waterford on the Meadow, a multifamily property located in Plano, Texas, containing 350 apartment homes. The purchase price of Waterford on the Meadow was $23,100,000, exclusive of closing costs. On May 14, 2019, we sold Waterford on the Meadow for $42,000,000, resulting in a gain of $20,315,545, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Waterford on the Meadow was not affiliated with us or our advisor.
Truman Farm Villas
On December 22, 2011, we, through a wholly-owned subsidiary of the Operating Partnership, acquired Truman Farm Villas, a multifamily property located in Grandview, Missouri, containing 200 apartment homes. The purchase price of Truman Farm Villas was $9,100,000, exclusive of closing costs. On May 15, 2019, we sold Truman Farm Villas for $14,650,000, resulting in a gain of $7,051,452, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Truman Farm Villas was not affiliated with us or our advisor.
Pending Merger with Steadfast Apartment REIT, Inc.
On August 5, 2019, we, Steadfast Apartment REIT, Inc., or STAR, Steadfast Apartment REIT Operating Partnership, L.P., STAR’s operating partnership, our operating partnership, and SI Subsidiary, LLC, a wholly-owned subsidiary of STAR, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub with Merger Sub surviving the merger, or the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the Maryland General Corporation Law, our separate existence shall cease.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.5934 shares of STAR’s common stock, $0.01 par value per share.
Pursuant to the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on September 5, 2019, we and our subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On August 5, 2019, STAR also entered into an Agreement and Plan of Merger to acquire Steadfast Apartment REIT III, Inc., or STAR III. STAR’s proposed merger with STAR III is also a stock-for-stock transaction whereby STAR III will be merged into a wholly-owned subsidiary of STAR. The consummation of STAR’s merger with us is not contingent upon the completion of STAR’s merger with STAR III, and the consummation of STAR’s merger with STAR III is not contingent upon the completion of STAR’s merger with us.
The combined company after the mergers will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
For additional information on the Merger, see the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2019.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001519 per share per day during the six months ended June 30, 2019.
The distributions declared and paid during the first and second quarters of 2019 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash (Used in) Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2019	$10,186,657	$0.137	$10,196,066	$—	$10,196,066	$(2,306,329)
Second Quarter 2019	10,266,544	0.138	10,390,783	5,792,413	4,598,370	5,792,413
	$20,453,201	$0.275	$20,586,849	$5,792,413	$14,794,436	$3,486,084
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001519 per share per day during the three and six months ended June 30, 2019.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.
For the three and six months ended June 30, 2019, we paid aggregate distributions of $10,390,783 and $20,586,849, respectively. All such distributions were paid in cash. For the three and six months ended June 30, 2019, our net income was $41,906,254 and $77,835,854, we had funds from operations, or FFO, of $4,473,925 and $9,495,121 and net cash provided by operating activities of $5,792,413 and $3,486,084, respectively. For the three and six months ended June 30, 2019, of the $10,390,783 and $20,586,849 in total distributions paid, all of which were paid in cash, we funded $5,792,413 and $5,792,413, or 56% and 28%, of distributions paid with net cash provided by operating activities and $4,598,370 and $14,794,436, or 44% and 72%, with existing cash and cash equivalents, respectively. Since inception, of the $395,820,536 in total distributions paid through June 30, 2019, including shares issued pursuant to our distribution reinvestment plan, 59% of such amounts were funded from cash flow from operations, 19% of such amounts were funded from the sales of real estate investments, 9% of such amounts were funded from offering proceeds, 2% of such amounts were funded from credit facilities and 11% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net income (loss), see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2019, our debt was approximately 49% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $124,685,084 as of June 30, 2019;

•	various forms of secured and unsecured financing, including the financing of our unencumbered properties; and

•	equity capital from joint venture partners.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the sources of capital noted above, which we will rely on to meet our short term liquidity requirements, we may also utilize proceeds from the sale of our properties. We may also conduct additional public or private securities offerings. We expect these resources to be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, National Association, or PNC Bank, that provide for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then-existing mortgage loans. The credit facility has a maturity date of August 1, 2021, subject to extension. Advances made under the credit facility are secured by certain of our properties. See Note 6 (Debt) of the accompanying condensed consolidated unaudited financial statements. During 2017 and 2018, seven of the collateralized properties, were either disposed or refinanced, with the advances made to each of the collateralized properties being repaid in full. As of June 30, 2019, approximately $10,000,000 was outstanding on our credit facility.
Cash Flows Provided by Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $3,486,084, compared to net cash provided by operating activities of $9,175,879 for the six months ended June 30, 2018. The decrease in net cash provided by operating activities was primarily due to the disposition of 12 multifamily properties subsequent to June 30, 2018 in addition to changes in net income, investment in unconsolidated joint venture, rents and other receivables, and due to affiliates compared to the six months ended June 30, 2018.
Cash Flows Provided by Investing Activities
During the six months ended June 30, 2019, net cash provided by investing activities was $206,821,036, compared to $101,641,783 during the six months ended June 30, 2018. The increase in net cash provided by investing activities was primarily due to the disposition of eight multifamily properties during the six months ended June 30, 2019 compared to disposition of 11 multifamily properties including the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture, partially offset by the acquisition of two multifamily properties during the the six months ended June 30, 2018. Net cash provided by investing activities during the six months ended June 30, 2019, consisted of the following:

•	$16,800 of cash provided by the investment in an unconsolidated joint venture, net of contributions paid to the unconsolidated joint venture of $292,600;

•	$5,139,455 of cash used for improvements to real estate investments;

•	$47,000 of cash used for the purchase of interest rate cap agreements;

•	$211,746,529 of cash provided by the sales of real estate investments; and

•	$244,162 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities was $230,704,773, compared to $200,138,501 during the six months ended June 30, 2018. The increase in cash flows used in financing activities is due primarily to the increase in principal repayments on mortgage notes payable, the increase in principal repayments on our credit facility and the payment of debt extinguishment costs, partially offset by the decrease in proceeds from issuance of notes payable and the reduction in the amount of cash distributions paid to our stockholders. Net cash used in financing activities during the six months ended June 30, 2019, consisted of the following:

•	$160,999,357 of net cash used for principal payments mortgage notes payable;

•	$42,656,750 of cash used for principal payments of the credit facility;

•	$2,461,817 of cash paid for the extinguishment of debt;

•	$20,586,849 of cash distributions; and

•	$4,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured borrowings, and intend to use secured and unsecured borrowings in the future. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At June 30, 2019, our debt was approximately 49% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor or its affiliates in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets, the management of the development or improvement of our assets and costs incurred by our advisor in providing services to us.
As of June 30, 2019, we had indebtedness totaling $490,768,753, comprised of an aggregate principal amount of $493,770,933, and net deferred financing costs of $3,002,180. For more information on our outstanding indebtedness, see Note 6 (Debt) to the unaudited consolidated financial statements. The following is a summary of our contractual obligations as of June 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$155,724,350	$10,412,414	$40,074,664	$33,610,455	$71,626,817
Principal payments on outstanding debt obligations(2)	493,770,933	2,299,670	33,204,554	183,645,047	274,621,662
Total	$649,495,283	$12,712,084	$73,279,218	$217,255,502	$346,248,479
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2019. We incurred interest expense of $6,542,401 and $14,461,190 during the three and six months ended June 30, 2019, including amortization of deferred financing costs totaling $191,172 and $599,287, amortization of loan premiums of $4,204 and $48,562 and net unrealized losses from the change in fair value of interest rate cap agreements of $61,418 and $161,297.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs associated with the notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of June 30, 2019 and December 31, 2018 we were in compliance with all of our financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The ability to compare one period to another is affected by the acquisitions and dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 27 as of June 30, 2019, from 39 as of June 30, 2018. Our results of operations were primarily affected by (1) the disposition of three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture during the six months ended June 30, 2018, (2) the acquisition of two multifamily properties during the six months ended June 30, 2018, (3) the disposition of 12 multifamily properties subsequent to June 30, 2018 and (4) and our value-enhancement activity completed through June 30, 2019, as further discussed below.
Throughout this “Results of Operations” discussion, for the six months ended June 30, 2018, references to the disposition of 11 multifamily properties includes the contribution of eight multifamily properties to the joint venture.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our results of operations for the three and six months ended June 30, 2019, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net income (loss), see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2019 and 2018
The following table summarizes the consolidated results of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$28,332,583	$34,057,008	$(5,724,425)	(17)%	$(6,741,812)	$1,017,387
Operating, maintenance and management	(6,771,405)	(9,059,224)	2,287,819	25%	2,101,906	185,913
Real estate taxes and insurance	(3,790,757)	(6,809,156)	3,018,399	44%	1,713,203	1,305,196
Fees to affiliates	(3,428,581)	(3,809,224)	380,643	10%	533,255	(152,613)
Depreciation and amortization	(8,458,798)	(11,311,894)	2,853,096	25%	2,396,516	456,580
Interest expense	(6,542,401)	(8,017,417)	1,475,016	18%	936,949	538,067
Loss on debt extinguishment	(2,019,546)	(271,790)	(1,747,756)	(643)%	(980,876)	(766,880)
General and administrative expenses	(1,691,410)	(1,570,715)	(120,695)	(8)%	12,077	(132,772)
Equity in loss from unconsolidated joint venture	(210,642)	(1,173,099)	962,457	82%	962,457	—
Gain on sales of real estate, net	46,487,211	—	46,487,211	100.0%	46,487,212	—
Net income	$41,906,254	$(7,965,511)	$49,871,765	626%

NOI(3)	$16,343,746	$17,235,069	$(891,323)	(5)%
FFO(4)	$4,473,925	$4,908,722	$(434,797)	(9)%
MFFO(4)	$6,554,889	$5,324,783	$1,230,106	23%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, related to multifamily properties acquired or disposed of on or after April 1, 2018.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, related to multifamily properties owned by us throughout both periods presented.

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

(4)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net income (loss) or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net income (loss), see “—Funds From Operations and Modified Funds From Operations.”

Net income (loss)
For the three months ended June 30, 2019, we had a net income of $41,906,254, compared to a net loss of $7,965,511 for the three months ended June 30, 2018. The increase in net income of $49,871,765 over the comparable prior year period was primarily due to the increase in gain on sales of real estate, net of $46,487,211, the decrease in operating, maintenance and management expenses of $2,287,819, the decrease in real estate taxes and insurance of $3,018,399, the decrease in fees to affiliates of $380,643, the decrease in depreciation and amortization expense of $2,853,096, the decrease in interest expense of $1,475,016 and the decrease in equity in losses of unconsolidated joint venture of $962,457, partially offset by the decrease in total revenues of $5,724,425, the increase in loss on debt extinguishment of $1,747,756 and the increase in general and administrative expenses of $120,695. Our results of operations were primarily impacted by the disposition of 12 multifamily properties since June 30, 2018.
Total revenues
Rental income and other income for the three months ended June 30, 2019, were $28,332,583, compared to $34,057,008 for the three months ended June 30, 2018. The decrease of $5,724,425 was primarily due to our total number of units decreasing by 3,095 from 10,622 at June 30, 2018, to 7,527 at June 30, 2019, as a result of the disposition of 12 multifamily properties, partially offset by the average occupancy increasing from 94.8% at June 30, 2018 to 95.1% at June 30, 2019, and the average monthly rent increasing from $1,049 at June 30, 2018 to $1,110 at June 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and any value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2019, were $6,771,405, compared to $9,059,224 for the three months ended June 30, 2018. The decrease of $2,287,819 was primarily due to a decrease of $2,101,906 as a result of the decrease in the number of properties in our portfolio subsequent to June 30, 2018, in addition to a decrease of $185,913 at the multifamily properties held throughout both periods. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended June 30, 2019, were $3,790,757, compared to $6,809,156 for the three months ended June 30, 2018. The decrease of $3,018,399 was due primarily to a decrease of $1,713,203 as a result of the decrease in the number of properties in our portfolio subsequent to June 30, 2018, in addition to the decrease of $1,305,196 at the properties held throughout both periods as a result of successful challenges to assessed real

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

estate tax values. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2019, were $3,428,581 compared to $3,809,224, for the three months ended June 30, 2018. The decrease of $380,643 was primarily due to the decrease of investment management fees and property management fees as a result of the decrease in the number of properties in our portfolio subsequent to June 30, 2018. We expect fees to affiliates to decrease in future periods as a result of continued lower property management fees and investment management fees incurred on a smaller portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended June 30, 2019, were $8,458,798, compared to $11,311,894 for the three months ended June 30, 2018. The decrease of $2,853,096 was primarily due to the decrease in the number of properties in our portfolio subsequent to June 30, 2018. We expect these amounts to increase in future periods as a result of anticipated capital expenditures to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2019, was $6,542,401, compared to $8,017,417 for the three months ended June 30, 2018. The decrease of $1,475,016 was primarily due to a net decrease of $280,873,289 in our total notes payable balance as a result of the decrease in the number of properties in our portfolio subsequent to June 30, 2018 and the repayment of notes payable related to four properties we still own, partially offset by increases in the London Interbank Offered Rate, or LIBOR, from June 30, 2018, to June 30, 2019, that impacts the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR, or the adoption of a replacement to LIBOR, will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended June 30, 2019, was $2,019,546 compared to $271,790 for the three months ended June 30, 2018. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of three multifamily properties and repayment of notes payable at four multifamily properties during the three months ended June 30, 2019, compared to the repayment of notes payable at two multifamily properties and the refinancing of two multifamily properties during the three months ended June 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2019, were $1,691,410 compared to $1,570,715 for the three months ended June 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The net increase of $120,695 was primarily due to an increase in legal fees and the increase in director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended June 30, 2019, was $210,642 compared to $1,173,099 for the three months ended June 30, 2018. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. The decrease in equity in loss from unconsolidated joint

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

venture of $962,457 primarily was due to the eight multifamily properties contributed to the joint venture in January 2018 experiencing a full period of operations during the three months ended June 30, 2019 in addition to tenant origination and absorption costs that were fully amortized prior to the three months ended June 30, 2019. Equity in loss from unconsolidated joint venture will vary in the future based on the operating results of the joint venture.
Gain on sales of real estate
Gain on sales of real estate for the three months ended June 30, 2019, was $46,487,211 compared to $0 for the three months ended June 30, 2018. The increase in gain on sales of real estate of $46,487,211 was due to the gain recognized on the disposition of five multifamily properties during the three months ended June 30, 2019, compared to no dispositions of multifamily properties during the three months ended June 30, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Consolidated Results of Operations for the Six Months Ended June 30, 2019 and 2018
The following table summarizes the consolidated results of operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$60,343,375	$69,511,934	$(9,168,559)	(13)%	$(10,945,544)	$1,776,985
Operating, maintenance and management	(14,848,950)	(18,478,862)	3,629,912	20%	3,353,881	276,031
Real estate taxes and insurance	(9,344,570)	(12,672,478)	3,327,908	26%	2,235,542	1,092,366
Fees to affiliates	(7,149,211)	(7,741,290)	592,079	8%	825,377	(233,298)
Depreciation and amortization	(17,440,777)	(22,202,690)	4,761,913	21%	3,892,509	869,404
Interest expense	(14,461,190)	(15,911,669)	1,450,479	9%	1,712,629	(262,150)
Loss on debt extinguishment	(2,834,378)	(2,282,246)	(552,132)	(24)%	214,750	(766,882)
General and administrative expenses	(3,118,092)	(3,340,732)	222,640	7%	49,271	173,369
Equity in loss from unconsolidated joint venture	(199,149)	(2,814,504)	2,615,355	93%	2,615,355	—
Gain on sales of real estate, net	86,888,796	81,247,054	5,641,742	7%	5,641,742	—
Net income	$77,835,854	$65,314,517	$12,521,337	19%

NOI(3)	$33,420,120	$36,297,996	$(2,877,876)	(8)%
FFO(4)	$9,495,121	$9,836,858	$(341,737)	(3)%
MFFO(4)	$12,490,796	$12,334,929	$155,867	1%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, related to multifamily properties acquired or disposed of on or after January 1, 2018.

(2)
Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, related to multifamily properties owned by us throughout both periods presented.

(3)	See “—Net Operating Income” below for a reconciliation of NOI to net income.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net income
For the six months ended June 30, 2019, we had net income of $77,835,854 compared to a net income of $65,314,517 for the six months ended June 30, 2018. The increase in net income of $12,521,337 over the comparable prior year period was primarily due to the increase in gain on sales of real estate, net of $5,641,742, the decrease in operating, maintenance and management expenses of $3,629,912, the decrease in real estate taxes and insurance of $3,327,908, the decrease in fees to affiliates of $592,079, the decrease in depreciation and amortization expense of $4,761,913, the decrease in interest expense of $1,450,479, the decrease in general and administrative expenses of $222,640 and the decrease in equity in loss of unconsolidated joint venture partner of $2,615,355, partially offset by the decrease in total revenues of $9,168,559 and the increase in loss on debt extinguishment of $552,132. Our results of operations were primarily impacted by the disposition of 12 multifamily properties since June 30, 2018.
Total revenues
Rental income and other income for the six months ended June 30, 2019, were $60,343,375, compared to $69,511,934 for the six months ended June 30, 2018. The decrease of $9,168,559 was primarily due to our total number of units decreasing by 3,095 from 10,622 at June 30, 2018, to 7,527 at June 30, 2019, as a result of the disposition of 12 multifamily properties, partially offset by the average occupancy increasing from 94.8% at June 30, 2018 to 95.1% at June 30, 2019, and the average monthly rent increasing from $1,049 at June 30, 2018 to $1,110 at June 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and any value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the six months ended June 30, 2019, were $14,848,950 compared to $18,478,862 for the six months ended June 30, 2018. The decrease of $3,629,912 was primarily due to a net decrease of $3,353,881 as a result of the decrease in the number of properties in our portfolio subsequent to June 30, 2018, in addition to a decrease of $276,031 at the multifamily properties held throughout both periods. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the six months ended June 30, 2019, were $9,344,570, compared to $12,672,478 for the six months ended June 30, 2018. The decrease of $3,327,908 was primarily due to a decrease of $2,235,542 related to the decrease in the number of properties in our portfolio subsequent to June 30, 2018, in addition to the decrease of $1,092,366 at the properties held throughout both periods as a result of successful challenges to assessed real estate tax values. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the six months ended June 30, 2019, were $7,149,211 compared to $7,741,290 for the six months ended June 30, 2018. The net decrease of $592,079 was primarily due to the decrease of investment management fees and property management fees as a result of the decrease in the number of properties in our portfolio subsequent to June 30, 2018. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses for the six months ended June 30, 2019, were $17,440,777 compared to $22,202,690 for the six months ended June 30, 2018. The decrease of $4,761,913 was primarily due to the decrease in the

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

number of properties in our portfolio subsequent to June 30, 2018. We expect these amounts to increase in future periods as a result of anticipated capital expenditures to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2019, was $14,461,190 compared to $15,911,669 for the six months ended June 30, 2018. The decrease of $1,450,479 was primarily due to a net decrease of $280,873,289 in our total notes payable balance as a result of the disposition of 11 multifamily properties during the six months ended June 30, 2018, partially offset by the acquisition of two multifamily properties during the six months June 30, 2018, and a reduction in our portfolio of 12 multifamily properties subsequent to June 30, 2018, partially offset by an increase of $262,150 at the properties held throughout both periods as a result of increases in the London Interbank Offered Rate, or LIBOR, from June 30, 2018, to June 30, 2019, that impact the interest on our variable rate loans. Our interest expense in future periods will vary based on the impact changes to LIBOR, or the adoption of a replacement to LIBOR, will have on our variable rate debt and our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2019, was $2,834,378, compared to $2,282,246 for the six months ended June 30, 2018. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of 5 multifamily properties and repayment of notes payable at four multifamily properties during the six months ended June 30, 2019, compared to the prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of 10 multifamily properties, the refinancing of three multifamily properties and the repayment of notes payable at two multifamily properties during the six months ended June 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2019, were $3,118,092 compared to $3,340,732 for the six months ended June 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The net decrease of $222,640 primarily was due to acquisition expenses incurred in six months ended June 30, 2018 that did not meet the criteria for capitalization under ASU 2017-01, none of which were incurred in the six months ended June 30, 2019. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the six months ended June 30, 2019, was $199,149 compared to $2,814,504 for the six months ended June 30, 2018. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. The decrease in equity in loss from unconsolidated joint venture of $2,615,355 primarily was due to the eight multifamily properties contributed to the joint venture in January 2018 experiencing a full period of operations during the six months ended June 30, 2019, a reduction of amortization expense related to tenant origination and absorption costs that were fully amortized prior to the six months ended June 30, 2019, and non-recurring insurance proceeds recognized during the six months ended June 30, 2019. Equity in loss from unconsolidated joint venture will vary in the future based on the operating results of the joint venture.
Gain on sales of real estate
Gain on sales of real estate for the six months ended June 30, 2019, was $86,888,796, compared to $81,247,054 for the six months ended June 30, 2018. The increase in gain on sales of real estate of $5,641,742 is due to the gain recognized on the

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

disposition of eight multifamily properties during the six months ended June 30, 2019, compared to the disposition of 11 multifamily properties during the six months ended June 30, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Property Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
For purposes of evaluating comparative operating performance, we categorize properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2018 and June 30, 2019. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2018 and properties accounted for under the equity method. As of June 30, 2019, 25 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$23,578,860	$22,896,701	$682,159	3%
Operating expenses	10,461,101	11,611,971	(1,150,870)	(10)%
NOI	13,117,759	11,284,730	1,833,029	16%

Non-same-store properties:
NOI	3,225,988	5,950,339	(2,724,351)

Total NOI(1)	$16,343,747	$17,235,069	$(891,322)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2019, was $13,117,759 compared to $11,284,730 for the three months ended June 30, 2018. The 16% increase in same-store net operating income was primarily due to a 3% increase in same-store rental revenues in addition to a 10% decrease in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended June 30, 2019, were $23,578,860 compared to $22,896,701 for the three months ended June 30, 2018. The 3% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $1,058 as of June 30, 2018, to $1,090 as of June 30, 2019, primarily attributable to ordinary monthly rent increases and an increase in occupancy at the same-store properties from 95.1% as of June 30, 2018, to 95.3% as of June 30, 2019.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2019, were $10,461,101 compared to $11,611,971 for the three months ended June 30, 2018. The 10% decrease in same-store operating expenses was primarily a result of successful

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

challenges to assessed real estate tax values in the three months ended June 30, 2019, relative to the comparable prior year period.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net income (loss) for the three and six months ended June 30, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$41,906,254	$(7,965,511)	$77,835,854	$65,314,517
Fees to affiliates(1)	2,027,504	2,544,340	4,303,703	5,128,601
Depreciation and amortization	8,458,798	11,311,894	17,440,777	22,202,690
Interest expense	6,542,401	8,017,417	14,461,190	15,911,669
Loss on debt extinguishment	2,019,546	271,790	2,834,378	2,282,246
General and administrative expenses	1,691,410	1,570,715	3,118,092	3,340,732
Gain on sales of real estate, net	(46,487,211)	—	(86,888,796)	(81,247,054)
Adjustments for investment in unconsolidated joint venture(2)	939,033	1,917,326	1,663,376	4,234,502
Other gains(3)	(753,989)	(432,902)	(1,348,454)	(869,907)
Net operating income	$16,343,746	$17,235,069	$33,420,120	$36,297,996
________________

(1)
Fees to affiliates for the three and six months ended June 30, 2019, exclude property management fees of $817,754 and $1,725,825 and other reimbursements of $583,323 and $1,119,683, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2018, exclude property management fees of $978,620 and $2,003,352 and other reimbursements of $286,264 and $609,337, respectively, that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the three and six months ended June 30, 2019 and 2018 include non-recurring insurance proceeds and interest income that are not included in NOI.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of net income (loss) to MFFO:	2019	2018	2019	2018
Net income (loss)	$41,906,254	$(7,965,511)	$77,835,854	$65,314,517
Depreciation of real estate assets	8,457,713	10,989,153	17,425,950	21,841,657
Amortization of lease-related costs(1)	—	322,741	12,764	361,033
Gain on sales of real estate, net	(46,487,211)	—	(86,888,796)	(81,247,054)
Adjustments for investment in unconsolidated joint venture(2)	597,169	1,562,339	1,109,349	3,566,705
FFO	4,473,925	4,908,722	9,495,121	9,836,858
Acquisition expenses(3)(4)	—	102,318	—	301,132
Unrealized loss (gain) on derivative instruments	61,418	41,953	161,297	(85,307)
Loss on debt extinguishment	2,019,546	271,790	2,834,378	2,282,246
MFFO	$6,554,889	$5,324,783	$12,490,796	$12,334,929
________________

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(1)
Amortization of lease-related costs for the three and six months ended June 30, 2019, excludes amortization of operating lease right-of-use assets of $1,085 and $2,063 that are included in FFO, respectively. There was no amortization of operating lease right-of-use assets during the three and six months ended June 30, 2018.

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

(4)
No acquisition expenses were incurred for each of the three and six months ended June 30, 2019. Acquisition expenses for the three and six months ended June 30, 2018 of $102,318 and $301,132 did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 8 (Related Party Arrangements) to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2019, the fair value of our fixed rate debt was $279,209,582 and the carrying value of our fixed rate debt was $278,768,381. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2019, the fair value of our variable rate debt was $212,563,754 and the carrying value of our variable rate debt was $212,000,372. Based on interest rates as of June 30, 2019, if interest rates were 100 basis points higher during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase by $2,178,567 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2020, interest expense on the variable rate debt would decrease by $2,174,610.
At June 30, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.90% and 4.50%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.16% at June 30, 2019. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2019 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2019 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2019 were not in excess of the capped rates. See also Note 11 (Derivative Financial Instruments) to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION (continued)

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ending June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all.
The Merger is currently expected to close in the first quarter of 2020, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or STAR may terminate the Merger Agreement if the Merger has not occurred by April 30, 2020. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the affirmative vote of holders of not less than a majority of all outstanding shares of our common stock as of the record date for the special meeting of our stockholders to approve the Merger and an amendment to our charter to delete certain provisions regarding roll-up transactions. We cannot assure our stockholders that the conditions to the completion of the Merger will be satisfied or waived, or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.
Failure to complete the Merger in a timely manner or at all could negatively impact the value of our common stock and the future value of our business and financial results.
The completion of the Merger is subject to various conditions, including, among other things, the approval by our stockholders, the absence of any governmental order prohibiting the consummation of the Merger, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), compliance with the covenants and agreements in the Merger Agreement in all material respects, and the absence of any material adverse effect on us. If the Merger is not completed, our ongoing business could be adversely affected, and we will be subject to several risks, including being required, under certain circumstances, to pay (i)(A) up to $8,694,218 in termination fee to STAR if such termination occurs no later than seven business days after (x) the Go Shop Period End Time (as defined in the Merger Agreement) or (y) the end of the specified period for negotiations with STAR following notice (received within five business days of the Go Shop Period End Time) that we intend to enter into a Superior Proposal, as defined in the Merger Agreement, or (B) up to $20,866,122 in termination fee to STAR if it occurred thereafter and (ii) up to $2,000,000 as reimbursement for STAR’s Expenses, as defined in the Merger Agreement.

In addition, whether or not the Merger is completed, we are subject to several risks, including but not limited to:

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diverting management attention and resources from operational matters and other strategic opportunities toward implementing the Merger.

If the Merger is not completed, these risks could negatively impact the estimated value of our common stock, the future value of our business and our financial results.

PART II—OTHER INFORMATION (continued)

The announcement and pendency of the Merger could adversely affect our business and operations.
Due to operating covenants in the Merger Agreement, we may have difficulty, during the pendency of the Merger, to pursue certain strategic transactions, acquire new properties, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.
We have not identified another opportunity to provide liquidity to our stockholders other than the Merger. If we do not complete the Merger, our stockholders’ ability to sell or otherwise dispose of their shares would continue to be limited.
If the Merger is not completed, our stockholders will not receive the right to receive 0.5934 shares of STAR’s common stock for each share of our common stock. In addition, if the Merger is not completed, we may continue as an operating company, or our board of directors may pursue other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the Merger. In addition, there currently is no public market for shares of our common stock and there is no assurance that a public market may develop. Our charter also prohibits the ownership of more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit our stockholders’ ability to sell or otherwise dispose of their shares of our common stock. Furthermore, our board of directors limited our share repurchase program in connection with the Merger, and we do not anticipate that our board of directors will fully resume our share repurchase program while the Merger is pending. As a result, if we do not complete the Merger, our stockholders may have to hold their shares for an indefinite period of time or, if a stockholder is able to sell its shares, it likely would have to sell them at a substantial discount to the price paid for the shares. If our share repurchase program would be opened up to all stockholders, the program would contain numerous restrictions that would limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
Except for a go-shop period that expires on September 5, 2019, the Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly facilitate, encourage or assist any acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, STAR generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors may change, withdraw, or modify its recommendation to our stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of approximately $8.7 million in connection with a transaction initiated during the go-shop process, or approximately $21.1 million in connection with a transaction initiated after the go-shop process. In addition, our advisor agreed to waive its right to receive a disposition fee in connection with the Merger. In the event the Merger Agreement is not consummated, we would be responsible for paying a disposition fee in connection with any other competing transaction.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

PART II—OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Yet Be /Repurchased Under the Program
April 2019	191,389	—	$—	(5)
May 2019	227,811	223,595	8.94	(5)
June 2019	633,588	—	—	(5)
	1,052,788	223,595	$8.94
____________________

(1)
We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which requests were received. At June 30, 2019, we had $2,000,000, representing 222,982 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on July 31, 2019.

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

(4)	For the three months ended June 30, 2019, the sources of the cash used to repurchase shares were 100% from existing cash and cash equivalents.
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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated as of August  5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P., SI Subsidiary, LLC, Steadfast Income REIT, Inc. and Steadfast Income REIT Operating Partnership, L.P. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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

3.3
Amendment No. 1 to Bylaws of Steadfast Income REIT, Inc. (included as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on August 9, 2019, and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated July 9, 2010 of the Registrant).

10.1
Termination Agreement, dated as of August 5, 2019, by and between Steadfast Income REIT, Inc. and Steadfast Income Advisor, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on August 6, 2019, and incorporated herein by reference).

99.1
Amended and Restated Share Repurchase Program (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K (SEC File No. 000-54674) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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

Steadfast Income REIT, Inc.
Date:	August 13, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)