Form 10-Q
period 2019-09-30
Steadfast Income REIT, Inc.
filed 2019-11-08
CIK 1468010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2019, there were 73,905,170 shares of the Registrant’s common stock issued and outstanding.

STEADFAST INCOME REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STEADFAST INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$89,822,014	$90,153,980
Building and improvements	804,194,436	795,383,423
Total real estate held for investment, cost	894,016,450	885,537,403
Less accumulated depreciation and amortization	(190,527,296)	(165,112,070)
Total real estate held for investment, net	703,489,154	720,425,333
Real estate held for sale, net	—	126,464,504
Total real estate, net	703,489,154	846,889,837
Cash and cash equivalents	120,202,920	142,078,166
Restricted cash	9,362,825	11,265,317
Investment in unconsolidated joint venture	13,316,283	14,085,399
Rents and other receivables	2,501,546	1,791,881
Assets related to real estate held for sale	—	848,960
Other assets	2,496,144	2,698,438
Total assets	$851,368,872	$1,019,657,998
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$20,356,476	$23,899,595
Notes payable:
Mortgage notes payable, net	498,426,493	566,900,461
Credit facility, net	—	52,363,460
Mortgage notes payable related to real estate held for sale, net	—	74,237,653
Total notes payable, net	498,426,493	693,501,574
Distributions payable	3,371,492	3,515,310
Due to affiliates	1,645,472	4,985,918
Liabilities related to real estate held for sale	—	2,994,267
Total liabilities	523,799,933	728,896,664
Commitments and contingencies (Note 10)
Redeemable common stock	1,289,113	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 73,983,866 and 74,650,139 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	739,839	746,502
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	650,253,927	656,204,073
Cumulative distributions and net income	(324,713,950)	(366,189,251)
Total stockholders’ equity	326,279,826	290,761,334
Total liabilities and stockholders’ equity	$851,368,872	$1,019,657,998
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$26,857,176	$35,421,095	$84,948,693	$102,999,303
Other income	966,375	820,623	3,218,233	2,754,349
Total revenues	27,823,551	36,241,718	88,166,926	105,753,652
Expenses:
Operating, maintenance and management	6,871,764	10,457,331	21,720,715	28,936,191
Real estate taxes and insurance	4,031,558	5,657,098	13,376,128	18,329,576
Fees to affiliates	3,934,709	4,113,139	11,083,920	11,854,429
Depreciation and amortization	8,520,813	12,579,032	25,961,590	34,781,722
Interest expense	6,044,495	8,496,658	20,505,685	24,408,327
Loss on debt extinguishment	597,681	—	3,432,058	2,282,247
General and administrative expenses	3,063,653	1,107,644	6,181,745	4,448,377
Total expenses	33,064,673	42,410,902	102,261,841	125,040,869
Loss before other income (expense)	(5,241,122)	(6,169,184)	(14,094,915)	(19,287,217)
Other income (expense):
Equity in loss from unconsolidated joint venture	(228,667)	(287,540)	(427,816)	(3,102,044)
(Loss) gain on sales of real estate, net	(88,137)	—	86,800,659	81,247,054
Total other (expense) income	(316,804)	(287,540)	86,372,843	78,145,010
Net (loss) income	$(5,557,926)	$(6,456,724)	$72,277,928	$58,857,793
(Loss) income per common share — basic and diluted	$(0.08)	$(0.09)	$0.97	$0.78
Weighted average number of common shares outstanding — basic	74,051,096	74,928,285	74,273,151	75,164,006
Weighted average number of common shares outstanding — diluted	74,056,721	74,940,350	74,278,776	75,176,774
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2019	74,206,848	$742,069	1,000	$10	$652,239,394	$(308,806,598)	$344,174,875
Repurchase of common stock	(222,982)	(2,230)	—	—	(1,997,770)	—	(2,000,000)
Distributions declared ($0.140 per share of common stock)	—	—	—	—	—	(10,349,426)	(10,349,426)
Amortization of stock-based compensation	—	—	—	—	12,303	—	12,303
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(5,557,926)	(5,557,926)
BALANCE, September 30, 2019	73,983,866	$739,839	1,000	$10	$650,253,927	$(324,713,950)	$326,279,826

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	74,650,139	$746,502	1,000	$10	$656,204,073	$(366,189,251)	$290,761,334
Repurchase of common stock	(666,273)	(6,663)	—	—	(5,993,337)	—	(6,000,000)
Distributions declared ($0.415 per share of common stock)	—	—	—	—	—	(30,802,627)	(30,802,627)
Amortization of stock-based compensation	—	—	—	—	43,191	—	43,191
Net income for the nine months ended September 30, 2019	—	—	—	—	—	72,277,928	72,277,928
BALANCE, September 30, 2019	73,983,866	$739,839	1,000	$10	$650,253,927	$(324,713,950)	$326,279,826
See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2018	75,079,994	$750,800	1,000	$10	$660,149,499	$(369,043,111)	$291,857,198
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(218,555)	(2,185)	—	—	(1,997,815)	—	(2,000,000)
Distributions declared ($0.140 per share of common stock)	—	—	—	—	—	(10,472,649)	(10,472,649)
Amortization of stock-based compensation	—	—	—	—	34,832	—	34,832
Net loss for the three months ended September 30, 2018	—	—	—	—	—	(6,456,724)	(6,456,724)
BALANCE, September 30, 2018	74,868,939	$748,690	1,000	$10	$658,186,441	$(385,972,484)	$272,962,657

	Common Stock		Convertible Stock		Additional Paid- In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	75,479,409	$754,794	1,000	$10	$664,110,915	$(334,217,946)	$330,647,773
Issuance of common stock	7,500	75	—	—	(75)	—	—
Repurchase of common stock	(617,970)	(6,179)	—	—	(5,993,821)	—	(6,000,000)
Distributions declared ($1.470 per share of common stock)	—	—	—	—	—	(110,612,331)	(110,612,331)
Amortization of stock-based compensation	—	—	—	—	69,422	—	69,422
Net income for the nine months ended September 30, 2018	—	—	—	—	—	58,857,793	58,857,793
BALANCE, September 30, 2018	74,868,939	$748,690	1,000	$10	$658,186,441	$(385,972,484)	$272,962,657

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$72,277,928	$58,857,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,961,590	34,781,722
Amortization of deferred financing costs	729,401	799,989
Amortization of stock-based compensation	43,191	69,422
Amortization of loan premiums	(48,562)	(222,466)
Change in fair value of interest rate cap agreements	163,363	(103,506)
Gain on sales of real estate	(86,800,659)	(81,247,054)
Loss on debt extinguishment	3,432,058	2,282,247
Insurance claim recoveries	(86,190)	(1,005)
Loss on disposal of building and improvements	53,207	427
Equity in loss from unconsolidated joint venture	427,816	3,102,044
Changes in operating assets and liabilities:
Rents and other receivables	(921,795)	457,299
Other assets	(35,407)	1,244,119
Accounts payable and accrued liabilities	(3,490,110)	358,873
Due to affiliates	(3,357,984)	(427,837)
Net cash provided by operating activities	8,347,847	19,952,067
Cash Flows from Investing Activities:
Cash contribution to unconsolidated joint venture	(548,800)	(2,931,578)
Cash distribution from unconsolidated joint venture	890,100	530,100
Acquisition of real estate investments	—	(67,886,062)
Additions to real estate investments	(9,423,100)	(6,754,330)
Escrow deposits for pending real estate acquisitions	—	(2,600,000)
Purchase of interest rate cap agreements	(47,000)	(203,300)
Proceeds from sales of real estate, net	211,990,358	178,277,349
Proceeds from insurance claims	298,320	1,005
Net cash provided by investing activities	203,159,878	98,433,184
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	222,934,000	106,482,000
Principal payments on mortgage notes payable	(365,119,705)	(158,021,981)
Principal payments on credit facility	(52,656,750)	(38,410,500)
Payment of deferred financing costs	(1,356,539)	(1,323,128)
Payment of debt extinguishment costs	(2,988,984)	(1,526,431)
Distributions to common stockholders	(30,946,445)	(111,795,742)
Repurchases of common stock	(6,000,000)	(6,000,000)
Net cash used in financing activities	(236,134,423)	(210,595,782)
Net decrease in cash, cash equivalents and restricted cash	(24,626,698)	(92,210,531)
Cash, cash equivalents and restricted cash, beginning of period	154,192,443	205,096,008
Cash, cash equivalents and restricted cash, end of period	$129,565,745	$112,885,477

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$21,272,206	$24,026,631
Supplemental Disclosure of Noncash Transactions:
Distributions payable	$3,371,492	$3,411,890
Assumption of mortgage notes payable to acquire real estate	$—	$65,000,000
Application of escrow deposits to acquire real estate	$—	$2,600,000
Redeemable common stock	$1,289,113	$—
Mortgage notes payable assumed by buyer in connection with property sales	$—	$(67,140,194)
Assets and liabilities deconsolidated in connection with the Second Closing Properties:
Real estate, net	$—	$(98,350,076)
Notes payable, net	$—	$76,336,778
Restricted cash	$—	$(913,408)
Accounts payable and accrued liabilities	$—	$674,912
Accounts payable and accrued liabilities from additions to real estate investments	$362,179	$81,950
Due to affiliates from additions to real estate investments	$22,180	$6,613
Repurchases payable	$710,887	$2,000,000
Operating lease right-of-use asset, net	$107,080	$—
Operating lease liabilities, net	$114,332	$—

See accompanying condensed notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The Company owns a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of September 30, 2019, the Company owned 27 multifamily properties comprising a total of 7,527 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. On March 13, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.40 as of December 31, 2018.
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
The Company terminated its Public Offering on December 20, 2013. Following termination of the Public Offering, the Company continued to offer shares of common stock pursuant to the DRP until the Company’s board of directors suspended the DRP effective beginning with distributions earned on December 1, 2014. Through December 1, 2014, the Company issued 76,095,116 shares of common stock in the Public Offering for gross offering proceeds of $769,573,363, including 4,073,759 shares of common stock pursuant to the DRP for gross offering proceeds of $39,580,847.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement by and among the Company, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership formed on July 6, 2009 (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on November 15, 2020. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Advisor, along with the Dealer Manager, also provides marketing, investor relations and other administrative services on the Company’s behalf.
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
September 30, 2019
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
Pending Merger with Steadfast Apartment REIT, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT, Inc. (“STAR”), a public non-traded REIT sponsored by the Sponsor, Steadfast Apartment REIT Operating Partnership, L.P., STAR’s operating partnership (“STAR Operating Partnership”), the Operating Partnership, and SI Subsidiary, LLC, a wholly-owned subsidiary of STAR (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into SIR Merger Sub (the “Merger”), with SIR Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of the Company shall cease.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Company’s common stock (or a fraction thereof), $0.01 par value per share, will be converted into the right to receive 0.5934 shares of STAR’s common stock, $0.01 par value per share.
The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the approval of the Merger and of an amendment to the Company’s Third Articles of Amendment and Restatement (the “Charter”) to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of SIR Common Stock (the “SIR Stockholder Approval”).
The Company (with the prior approval of the special committee of its board of directors) may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to receipt by the Company of the SIR Stockholder Approval pursuant to the terms of the Merger Agreement. STAR may terminate the Merger Agreement at any time prior to the receipt of the SIR Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the Merger Agreement).
If the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to STAR a termination fee of $20,866,122 and up to $2,000,000 as reimbursement for STAR’s Expenses (as defined in the Merger Agreement).
On August 5, 2019, STAR, Steadfast Apartment REIT III Inc., a public non-traded REIT sponsored by the Sponsor, (“STAR III”), STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, a wholly-owned subsidiary of STAR (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub (the “STAR III Merger”), with STAR III Merger Sub surviving the STAR III Merger, such that following the STAR III Merger, the surviving entity will continue as a wholly-owned subsidiary of STAR. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III shall cease.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The combined company after the planned mergers will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
Concurrently with the entry into the SIR Merger Agreement, the Company and the Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of August 5, 2019. Pursuant to the Termination Agreement, the Advisory Agreement will be terminated at the effective time of the SIR Merger. Also pursuant to the Termination Agreement, the Advisor agreed to waive any disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the SIR Merger.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,315	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$117,678	$—
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2019 and December 31, 2018, the fair value of the notes payable was $498,323,633 and $681,095,544, respectively, compared to the carrying value of $498,426,493 and $693,501,574, respectively. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of September 30, 2019 and December 31, 2018, the Company had a restricted cash balance of $9,362,825 and $11,265,317, respectively, which represents impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as of September 30, 2019 and December 31, 2018, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
Cash and cash equivalents	$120,202,920	$97,309,038
Restricted cash	9,362,825	15,576,439
Total cash, cash equivalents and restricted cash	$129,565,745	$112,885,477
The beginning of period cash, cash equivalents and restricted cash balance for the nine months ended September 30, 2019, includes $142,078,166 of cash and cash equivalents, $11,265,317 of restricted cash and $848,960 of restricted cash related to real estate held for sale as of December 31, 2018, on the accompanying consolidated balance sheet. In conjunction with property sales during the nine months ended September 30, 2019, $848,960 of restricted cash related to real estate held for sale was disposed of during the period.
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
Distribution Policy
The Company has elected to be taxed as, and qualifies as, a REIT commencing with the taxable year ended December 31, 2010. To continue to qualify as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three and nine months ended September 30, 2019 were based on daily record dates and calculated at a rate of $0.001519 per share per day. Distributions were based on daily record dates and calculated at a rate of $0.001964 per share per day, $0.001683 per share per day and $0.001519 per share per day during the three months ended March 31, 2018, June 30, 2018 and September 30, 2018, respectively.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2019, the Company declared aggregate distributions of $0.140 and $0.415 per common share, respectively. During the three and nine months ended September 30, 2018, the Company declared aggregate distributions of $0.140 and $1.470 per common share, respectively, including a special distribution the Company’s board of directors declared in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2018.
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
September 30, 2019
(unaudited)

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of those prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one-line item, “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified prior period’s lease and non-lease income consistently with the current year.

The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in our consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rental income (presentation prior to January 1, 2019)	$31,892,448	$93,133,369
Tenant reimbursements(1) (presentation prior to January 1, 2019)	3,528,647	9,865,934
Rental income (presentation effective January 1, 2019)	$35,421,095	$102,999,303
_______________

(1)	Tenants reimbursements include reimbursements for recoverable costs.
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
Recent Accounting Pronouncements
In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach and was effective in the first quarter of 2019 and allowed for early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed the Company, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $94,742 and an operating lease liability, net, of $87,862.
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

The Company recognized $26,857,176 and $84,948,693 of rental income related to operating lease payments of which $2,709,239 and $8,017,862 was for variable lease payments for the three and nine months ended September 30, 2019, respectively.
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
September 30, 2019
(unaudited)

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
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allows the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company has adopted this guidance in the nine months ended September 30, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3. Real Estate
As of September 30, 2019, the Company owned 27 multifamily properties encompassing in the aggregate 7,527 residential apartment homes. The total purchase price of the Company’s real estate portfolio was $862,854,253. As of September 30, 2019 and December 31, 2018, the Company’s portfolio was approximately 95.8% and 94.3% occupied and the average monthly rent was $1,123 and $1,068, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

As of September 30, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2019
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$89,822,014	$804,194,436	$894,016,450	$—
Less: Accumulated depreciation and amortization	—	(190,527,296)	(190,527,296)	—
Net investments in real estate and related lease intangibles	$89,822,014	$613,667,140	$703,489,154	$—

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Held for Sale
Investments in real estate	$90,153,980	$795,383,423	$885,537,403	$165,346,251
Less: Accumulated depreciation and amortization	—	(165,112,070)	(165,112,070)	(38,881,747)
Net investments in real estate and related lease intangibles	$90,153,980	$630,271,353	$720,425,333	$126,464,504
Total depreciation and amortization expenses were $8,520,813 and $25,961,590 for the three and nine months ended September 30, 2019, and $12,579,032 and $34,781,722 for the three and nine months ended September 30, 2018, respectively.
Depreciation of the Company’s buildings and improvements was $8,519,728 and $25,945,678 for the three and nine months ended September 30, 2019, and $11,657,288 and $33,498,945 for the three and nine months ended September 30, 2018, respectively.
Amortization of the Company’s other intangible assets was $0 and $12,764 for the three and nine months ended September 30, 2019, and $38,292 and $114,876 for the three and nine months ended September 30, 2018, respectively.
Operating Leases
As of September 30, 2019, the Company’s real estate portfolio comprised 7,527 residential apartment homes and was 97.5% leased by a diverse group of residents. For each of the three and nine months ended September 30, 2019 and 2018, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial office tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

cash related to tenant leases are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,340,759 and $2,868,600 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, no tenant represented over 10% of the Company’s annualized base rent.
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
September 30, 2019
(unaudited)

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
In connection with the disposition of Library Lofts East, the Company, through an indirect wholly-owned subsidiary, entered into an agreement to defease the remaining outstanding principal balance of $8,120,272 under the note payable. As a result of this agreement, the Company made a $95,417 defeasance payment (excluding expenses), the collateral was released, and the Company was released from all primary debtor obligations associated with the note payable. The Company recognized a $160,080 loss associated with the defeasance, which is included in loss on debt extinguishment on the consolidated statement of income.
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
September 30, 2019
(unaudited)

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
The results of operations for the three and nine months ended September 30, 2019 and 2018, through the date of sale for all properties disposed of through September 30, 2019, including the properties contributed to the Joint Venture on the Second Closing Date, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$—	$9,736,098	$6,436,219	$31,835,371
Tenant reimbursements and other	—	115,260	193,397	497,245
Total revenues	—	9,851,358	6,629,616	32,332,616
Expenses:
Operating, maintenance and management	(37,765)	3,490,991	2,535,242	10,342,146
Real estate taxes and insurance	(41,310)	1,374,515	421,347	5,019,372
Fees to affiliates	3	396,267	299,468	1,234,699
Depreciation and amortization	—	2,956,533	531,447	9,160,479
Interest expense	—	1,719,077	954,160	6,039,544
Loss on debt extinguishment	—	—	1,796,532	2,011,282
General and administrative expenses	—	79,728	38,587	222,989
Total expenses	$(79,072)	$10,017,111	$6,576,783	$34,030,511

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
The Company does not exercise significant influence nor does it control the Joint Venture. Accordingly, as of the First Closing Date and Second Closing Date, the Company deconsolidated the First Closing Properties and Second Closing Properties and has accounted for its investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

As of September 30, 2019 and December 31, 2018, the book value of the Company’s investment in the Joint Venture was $13,316,283 and $14,085,399, respectively, which includes $7,640,166 and $7,640,166 of outside basis difference, respectively. The outside basis difference represents the Company’s transaction costs related to entering into the Joint Venture. During the three and nine months ended September 30, 2019 and 2018, $60,294 and $180,882, and $60,294 and $534,592, respectively, of amortization of this basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2019 and 2018, the Company received distributions of $580,700 and $890,100 and $0 and $530,100, respectively, related to its investment in the Joint Venture.
Unaudited financial information for the Joint Venture as of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019, is summarized below:

	September 30, 2019	December 31, 2018
Assets:
Real estate assets, net	$491,510,283	$493,776,142
Other assets	17,446,734	24,091,229
Total assets	$508,957,017	$517,867,371
Liabilities and equity:
Notes payable, net	$340,252,366	$340,840,505
Other liabilities	19,061,703	21,501,680
Company’s capital	14,964,279	15,552,513
Other partner’s capital	134,678,669	139,972,673
Total liabilities and equity	$508,957,017	$517,867,371

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$15,849,829	$15,571,241	$48,303,658	$44,783,429
Expenses	17,533,557	17,843,699	50,772,998	70,457,945
Net loss	$(1,683,728)	$(2,272,458)	$(2,469,340)	$(25,674,516)

Company’s proportional net loss	$(168,373)	$(227,246)	$(246,934)	$(2,567,452)
Amortization of outside basis	(60,294)	(60,294)	(180,882)	(534,592)
Equity in losses of unconsolidated joint venture	$(228,667)	$(287,540)	$(427,816)	$(3,102,044)

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

5. Other Assets
As of September 30, 2019 and December 31, 2018, other assets consisted of:

	September 30, 2019	December 31, 2018
Prepaid expenses	$1,484,154	$1,866,024
Interest rate cap agreements (Note 11)	1,315	117,678
Deposits	885,043	714,736
Operating lease right-of-use assets, net	125,632	—
Other assets	$2,496,144	$2,698,438
Amortization of the Company’s operating lease right-of-use assets for the three and nine months ended September 30, 2019 were $1,085 and $3,148, respectively. Amortization of the Company’s operating lease right-of-use assets for the three and nine months ended September 30, 2018 were $0 and $0, respectively.
6. Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of September 30, 2019 and December 31, 2018:

	September 30, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	20	1/1/2020 - 10/1/2056	3.19%	4.63%	3.75%	$502,584,586
Mortgage notes payable - variable(1)	—	—	—	—	—	—
Total mortgage notes payable, gross	20				3.75%	502,584,586
Premium, net(2)						—
Deferred financing costs, net(3)						(4,158,093)
Total mortgage notes payable, net						$498,426,493

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Mortgage notes payable - fixed	20	5/1/2019 - 10/1/2056	3.19%	5.48%	3.95%	$361,723,899
Mortgage notes payable - variable(1)	10	7/1/2023 - 11/1/2027	1-Mo LIBOR + 1.77%	1-Mo LIBOR + 2.38%	4.69%	283,046,390
Total mortgage notes payable, gross	30				4.27%	644,770,289
Premium, net(2)						302,530
Deferred financing costs, net(3)						(3,934,705)
Total mortgage notes payable, net						$641,138,114
_____________________________

(1)	See Note 11 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to debt premiums as of September 30, 2019 and December 31, 2018 was $0 and $960,519, respectively.

(3)	Accumulated amortization related to deferred financing costs as of September 30, 2019 and December 31, 2018 was $2,241,230 and $2,929,134, respectively.
Refinancing Transactions
On the closing dates set out in the table below, the Company, through its indirect wholly-owned subsidiaries (each a “Borrower” and collectively, the “Borrowers”), refinanced $203,010,610 of existing variable rate loans with its existing lenders, Jones Lang LaSalle Multifamily, LLC (“JLL”), Berkadia Commercial Mortgage LLC (“Berkadia”), PNC Bank, National Association (“PNC Bank”) and Newmark Knight Frank (“NKF”) (collectively, the “Lenders”) with new fixed rate Freddie Mac loans and a fixed rate Fannie Mae loan in an aggregate principal amount of $222,934,000. Each of the loans has a maturity date of October 1, 2029. Interest only payments are payable monthly through October 1, 2025, with interest and principal payments due monthly thereafter. The Borrowers paid $1,016,689 in the aggregate in loan origination fees to the Lenders in connection with the refinancings, and the Advisor earned loan coordination fees of $600,000. The Refinancing Transactions are treated as loan modifications in accordance with ASC 470 Debt, with lender direct expenses capitalized as deferred financing costs in mortgage notes payable in the accompanying consolidated balance sheets and third-party loan fees expensed in interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following is a summary of the refinancing of mortgage notes payable secured by real property during the three months ended September 30, 2019:

Secured Property	Closing Dates	Lender	Interest Rate	Principal Loan Amount
Jefferson at Perimeter Apartments	9/20/2019	JLL	3.48%	$73,800,000
Reserve at Creekside	9/20/2019	Berkadia	3.57%	15,000,000
Tapestry Park Apartments	9/26/2019	NKF	3.66%	48,750,000
Sycamore Terrace Apartments	9/26/2019	NKF	3.62%	23,067,000
Villas at Huffmeister	9/27/2019	PNC Bank	3.56%	27,440,000
Villas of Kingwood	9/27/2019	PNC Bank	3.56%	34,877,000
				$222,934,000
Credit Facility
On July 29, 2016, nine wholly-owned subsidiaries of the Company entered into a credit agreement and a multifamily note with PNC Bank (as amended, the credit agreement, multifamily note, loan and security agreements, mortgages and guaranty are collectively referred to herein as the “Loan Documents”) that provided for a new credit facility (the “Credit Facility”) in an amount not to exceed $350,000,000 to refinance certain of the Company’s then-existing mortgage loans. The Credit Facility had a maturity date of August 1, 2021, subject to extension, as further described in the credit agreement. Advances made under the Credit Facility were secured by the subsidiaries’ properties (the “Collateral Pool Property”), pursuant to a mortgage deed of trust with the Company’s subsidiaries party to the Credit Facility in favor of PNC Bank.
The Credit Facility accrued interest at the one-month London Inter-bank Offered Rate (“LIBOR”) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.73% and 1.93%, as further described in the credit agreement. Interest only payments on the Credit Facility were payable monthly in arrears and were due and payable on the first day of each month. The entire outstanding principal balance and any accrued and unpaid interest on the Credit Facility were due on the maturity date. The Company’s subsidiaries could voluntarily prepay all or a portion of the amounts advanced under the Loan Documents. Notwithstanding the foregoing, in the event a Collateral Pool Property was released or the credit agreement was terminated, a termination fee would be due and payable by the Company’s subsidiaries (as applicable). In certain instances of a breach of the credit agreement, the Company guaranteed to PNC Bank the full and prompt payment and performance when due of all amounts for which the Company’s nine wholly-owned subsidiaries were personally liable under the Loan Documents, in addition to all costs and expenses incurred by PNC Bank in enforcing such guaranty. Between November 15, 2017 and May 31, 2018, seven of the Collateral Pool Properties were either disposed of or refinanced, with the advances made to each of the seven Collateral Pool Properties being repaid in full. On July 29, 2019, the Company made a final remaining principal payment of $10,000,000 and terminated the Credit Facility. The Company incurred $597,681 in debt extinguishment costs related to the extinguishment of the Credit Facility.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2019:

		Remainder of 2019	Maturities During the Years Ending December 31,
Contractual Obligation	Total		2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$502,584,586	$787,141	$15,663,605	$3,295,375	$28,056,772	$52,688,373	$402,093,320
__________________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. At September 30, 2019 and December 31, 2018, the Company was in compliance with all financial and non-financial debt covenants.
For the three and nine months ended September 30, 2019, the Company incurred interest expense of $6,044,495 and $20,505,685, respectively. Interest expense for the three and nine months ended September 30, 2019, includes amortization of deferred financing costs of $130,114 and $729,401, amortization of loan premiums of $0 and $48,562, loan fees associated with mortgage notes refinancing of $587,615 and $595,040 and net unrealized loss from the change in fair value of interest rate cap agreements of $2,066 and $163,363, respectively.
For the three and nine months ended September 30, 2018, the Company incurred interest expense of $8,496,658 and $24,408,327, respectively. Interest expense for the three and nine months ended September 30, 2018 includes amortization of deferred financing costs of $263,009 and $799,989, amortization of loan premiums of $48,326 and $222,466, loan fees associated with mortgage notes refinancing of $43,696 and $386,931 and net unrealized gain from the change in fair value of interest rate cap agreements of $18,199 and $103,506, respectively.
Interest expense of $909,601 and $2,520,324 was payable as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
7. Stockholders’ Equity
General
Under the Company’s Third Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares of preferred stock with a par value of $0.01 per share.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Common Stock
The shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the MGCL and to all rights of a stockholder pursuant to the MGCL. The Company’s common stock has no preferences or preemptive, conversion or exchange rights.
During 2009, the Company issued 22,223 shares of common stock to the Sponsor for $200,007. From inception to September 30, 2019, the Company had issued 76,732,395 shares of common stock in a private offering and the Public Offering for aggregate offering proceeds of $679,572,220, net of offering costs of $95,845,468, including 4,073,759 shares of common stock pursuant to the DRP, for total offering proceeds of $39,580,847. Offering costs primarily consisted of selling commissions and dealer manager fees. The Company terminated its Public Offering on December 20, 2013, but continued to offer shares pursuant to the DRP through November 30, 2014.
The issuance and vesting activity for the nine months ended September 30, 2019, and for the year ended December 31, 2018, for the restricted stock issued to the Company’s independent directors were as follows:

	For the Nine Months Ended September 30, 2019	For the Year Ended December 31, 2018

Nonvested shares at the beginning of the period	11,250	11,875
Granted shares	—	7,500
Vested shares	(5,625)	(8,125)
Nonvested shares at the end of the period	5,625	11,250
The weighted average fair value of restricted stock issued to the Company’s independent directors for the nine months ended September 30, 2019 and for the year ended December 31, 2018 is as follows:

Grant Year	Weighted Average Fair Value
2018	$9.84
2019	n/a
The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan (as defined below).
Included in general and administrative expenses is $12,303 and $43,191 for the three and nine months ended September 30, 2019, and $34,832 and $69,422 for the three and nine months ended September 30, 2018, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the Company’s restricted common stock is 1.36 years as of September 30, 2019. As of September 30, 2019, the compensation expense related to the issuance of the Company’s restricted common stock not vested was $42,713.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Convertible Stock
During 2009, the Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of the Company’s common stock if and when: (A) the Company has made total distributions on the then outstanding shares of common stock equal to the original issue price of those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) subject to specified conditions, the Company lists the common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed by the Company (other than for “cause” as defined in the Advisory Agreement). A “listing” will also be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 10% of the amount, if any, by which (1) the Company’s “enterprise value” (as defined in the Charter) plus the aggregate value of distributions paid to date on the outstanding shares of common stock exceeds (2) the aggregate purchase price paid by the stockholders for those shares plus an 8.0% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, all of the shares of Convertible Stock will be redeemed by the Company for $1.00.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors approved the DRP through which common stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $9.50. Effective September 10, 2012, shares of the Company’s common stock were issued pursuant to the DRP at a price of $9.73 per share. Effective with distributions earned beginning on December 1, 2014, the Company’s board of directors elected to suspend the DRP. As a result, all distributions are paid in cash. The Company’s board of directors may, in its sole discretion, from time to time, reinstate the DRP, although there is no assurance as to if or when this will happen, and change the DRP price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
September 30, 2019
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
September 30, 2019
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
In connection with the proposed SIR Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied with repurchases made on Repurchase Dates (as defined in the Amended & Restated SRP) subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended and Restated SRP will continue to be limited to $2,000,000 per quarter (as explained below).
The Company is not obligated to repurchase shares of the Company’s common stock under the share repurchase program. In no event shall repurchases under the share repurchase program exceed 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock. As of September 30, 2019 and 2018, the Company had outstanding and unfulfilled repurchase requests of 77,453 (pursuant to the Amended & Restated SRP) and 218,800 shares of common stock and recorded $710,887 and $2,000,000 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the October 31, 2019 and 2018 repurchase dates, respectively.
During the three and nine months ended September 30, 2019, the Company repurchased a total of 222,982 and 666,273 shares with a total repurchase value of $2,000,000 and $6,000,000, respectively, and received requests for the repurchase of 78,845 and 2,062,474 shares with a total repurchase value of $723,786 and $18,155,528, respectively. During the three and nine months ended September 30, 2018, the Company repurchased a total of 218,555 and 617,970 shares with a total repurchase value of $2,000,000 and $6,000,000, respectively, and received requests for the repurchase of 540,098 and 2,111,753 shares with a total net repurchase value of $4,927,921 and $18,790,955.
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
September 30, 2019
(unaudited)

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
For the three and nine months ended September 30, 2019, the Company reclassified $1,289,113, net, pursuant to the share repurchase program from accounts payable and accrued liabilities to temporary equity. For the three and nine months ended September 30, 2018, the Company had no amounts to reclassify from accounts payable and accrued liabilities to temporary equity.
Distributions Declared
Distributions declared (1) accrued daily to stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.001519 per share per day during the nine months ended September 30, 2019, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock. Distributions were calculated at a rate of $0.001519 per share per day during the three months ended September 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $9.24 per share of common stock, were calculated at a rate of $0.001683 per share per day during the three months ended June 30, 2018, which if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock and were calculated at a rate of $0.001964 per share per day during the three months ended March 31, 2018, which if paid each day over a 365-day period, is equivalent to a 7.0% annualized distribution rate based on a purchase price of $10.24 per share of common stock. On April 16, 2018, the Company’s board of directors authorized a special distribution in the amount of $1.00 per share, or $75,298,163 in the aggregate, to stockholders of record as of the close of business on April 20, 2018.
Distributions declared for the three and nine months ended September 30, 2019, were $10,349,426 and $30,802,627, respectively, all of which were attributable to cash distributions. Distributions declared for the three and nine months ended September 30, 2018, were $10,472,649 and $110,612,331, all of which were attributable to cash distributions.
As of September 30, 2019 and December 31, 2018, $3,371,492 and $3,515,310 in distributions declared were payable.
Distributions Paid
For the three and nine months ended September 30, 2019, the Company paid cash distributions of $10,359,596 and $30,946,445, which related to distributions declared for each day in the period from June 1, 2019 through August 31, 2019, and December 1, 2018 through August 31, 2019, respectively. All such distributions were paid in cash.
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
September 30, 2019
(unaudited)

paid on May 2, 2018, to stockholders of record as of the close of business on April 20, 2018. All such distributions were paid in cash.
8. Related Party Arrangements
Pursuant to the Company’s Advisory Agreement with the Advisor, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2019 and 2018, and amounts that are payable (prepaid) to the Advisor and its affiliates as of September 30, 2019 and December 31, 2018, are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$1,973,063	$2,543,225	$6,276,766	$7,309,666	$—	$1,640,485
Due diligence costs(2)	—	7,415	—	230,732	—	211,188
Property management:
Fees(1)	796,493	1,035,326	2,522,318	3,038,678	266,966	334,577
Reimbursement of onsite personnel(3)	2,407,875	3,383,288	7,870,440	9,469,655	747,564	589,551
Reimbursements - other(1)	565,153	474,588	1,684,836	1,083,925	27,214	39,349
Reimbursements - property operations(3)	17,625	27,993	56,228	70,386	—	—
Reimbursements - G&A(2)	22,362	37,028	79,011	71,754	—	—
Other operating expenses(2)	379,446	129,426	1,226,048	805,175	181,548	115,212
Disposition fees(4)	—	—	3,289,275	3,841,050	—	2,052,750
Disposition transaction costs(4)	—	—	39,483	67,464	—	—
Loan coordination fee(1)	600,000	60,000	600,000	422,160	400,000	—
Property insurance(5)	452,566	503,734	1,303,149	1,131,915	(268,596)	(119,055)
Insurance proceeds(6)	—	—	—	—	—	(75,000)
Rental Revenue(7)	4,491	—	8,283	—	—	—
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(8)	215,696	43,739	371,098	109,212	16,601	2,608
Reimbursement of labor costs(8)	50,099	29,392	104,316	64,829	5,579	198
Capital expenditures(8)	—	1,500	—	39,680	—	—
Capitalized costs on investment in unconsolidated joint venture(9)	—	—	—	58,386	—	—
Acquisition expenses(10)	—	—	—	245,048	—	—
Acquisition fees(10)	—	—	—	705,722	—	—
	$7,484,869	$8,276,654	$25,431,251	$28,765,437	$1,376,876	$4,791,863
_____________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Property Management Fees and Expenses
The Company entered into Property Management Agreements (as amended from time to time, each a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the acquisition of each of the Company’s properties (other than EBT Lofts, Library Lofts and Stuart Hall Lofts, which were managed by an unaffiliated third-party management company). As of September 30, 2019, the property management fee payable with respect to each property under each Property Management Agreement, ranged from 2.50% to 3.50% of the annual gross revenue collected, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the members of the Company’s board of directors, including a majority of the independent directors. The Property Manager also received an oversight fee of 1% of gross revenues at certain of the properties at which it did not serve as a property manager. Generally, each Property Management Agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management
The Company entered into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with the planned capital improvements and renovation for certain of the Company’s properties. As of September 30, 2019, the construction management fee payable with respect to each property pursuant to the Construction Management Agreements (each, a “Construction Management Agreement”) ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
September 30, 2019
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
At September 30, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
September 30, 2019
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
Loan Coordination Fee
The Company pays the Advisor a loan coordination fee equal to 0.50% of the amount of debt financed or refinanced (in each case, other than at the time of the acquisition of a property or a real estate-related asset), or the Company’s proportionate share of the initial amount of new debt financed or refinanced or the amount of any debt refinanced in the case of investments made through a joint venture. In some instances, the Company and the Advisor have agreed to a loan coordination fee of $100,000 per loan refinanced.
Pending Merger with STAR
Termination Agreement
Concurrently with the entry into the Merger Agreement, the Company and Advisor entered into a termination letter agreement (the “Termination Agreement”), effective as of August 5, 2019. Pursuant to the Termination Agreement, the current Advisory Agreement will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, the Advisor waived any disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the SIR Merger

The Termination Agreement also provides that upon approval of the special committee of the Company’s board of directors, the Company shall consent (which consent shall not be unreasonably withheld, delayed or conditioned) and shall take all necessary actions (including amending the Merger Agreement) to provide for the Exchange (as defined below) if, pursuant to the Merger Agreement, prior to consummation of the Merger, STAR Advisor (as defined herein) requests that, in lieu of the Subordinated Incentive Listing Fee, Subordinated Share of Net Sales Proceeds and Performance Fee provided for and defined in the Amended and Restated Advisory Agreement between STAR and Steadfast Apartment Advisor, LLC, its external advisor (“STAR Advisor”), STAR issue, at the closing of the Merger, convertible stock in exchange for the convertible stock currently owned by STAR Advisor.
9. Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of September 30, 2019 and December 31, 2018, except those awards granted to the independent directors as described below.
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s then independent directors was entitled to receive 5,000 shares of restricted common stock in connection with the initial meeting of the Company’s full board of directors. The Company’s initial board of directors, and each of the independent directors, agreed to delay the initial grant of restricted stock until the Company raised $2,000,000 in gross offering proceeds in a private offering that preceded the Public Offering. Each subsequent independent director that joins the Company’s board of directors would receive 5,000 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 2,500 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the first anniversary of the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company and as otherwise provided in the Incentive Award Plan. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
The Company recorded stock-based compensation expense of $12,303 and $43,191 for the three and nine months ended September 30, 2019, respectively, and $34,832 and $69,422 for the three and nine months ended September 30, 2018, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

11. Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2019 and December 31, 2018:

September 30, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	1/1/2020 - 7/1/2021	One-Month LIBOR	6	$203,266,995	2.02%	3.49%	$1,315

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest rate cap	6/1/2019 - 7/1/2021	One-Month LIBOR	10	$283,654,000	2.52%	2.81%	$117,678
The interest rate cap agreements are not designated as cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2019, resulted in an unrealized loss of $2,066 and $163,363, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2019 and 2018, the Company acquired interest rate cap agreements of $0 and $47,000 and $0 and $203,300, respectively. The fair value of the interest rate cap agreements of $1,315 and $117,678 as of September 30, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
12. Subsequent Events
Distributions Paid
On October 1, 2019, the Company paid distributions of $3,371,492, which related to distributions declared for each day in the period from September 1, 2019 through September 30, 2019. All such distributions were paid in cash.
On November 1, 2019, the Company paid distributions of $3,483,761, which related to distributions declared for each day in the period from October 1, 2019 through October 31, 2019. All such distributions were paid in cash.
Shares Repurchased
On October 31, 2019, the Company repurchased 78,845 shares of its common stock for a total repurchase value of $723,786, or $9.18 per share, pursuant to the Company’s share repurchase program.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Refinancing of the Montecito Apartments
On October 31, 2019, the Company, through its indirect wholly-owned subsidiary, refinanced $12,572,626 of existing variable rate loan with PNC Bank with a new fixed rate Fannie Mae loan in an aggregate principal amount of $18,900,000. The loan has a ten-year term, with interest only payments for the entire term of the loan. The Company paid $151,200 in the aggregate in loan origination fees to PNC Bank in connection with the refinancing, and the Advisor earned a loan coordination fee of $94,500.
Distributions Declared
On November 6, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020. The distributions will be equal to $0.001515 per share of the Company’s common stock. The distributions for each record date in January 2020, February 2020 and March 2020 will be paid in February 2020, March 2020 and April 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Advisory Agreement
On November 6, 2019, the Company entered into Amendment No. 12 (the “Amendment”) to the Advisory Agreement. The Amendment renews the Advisory Agreement for a one-year term beginning on November 15, 2019, and ending on November 15, 2020.
Restricted Stock Grant
On November 7, 2019, the Company granted 2,500 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2019 annual meeting of stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Steadfast Income REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Income REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Income REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “our advisor” are to Steadfast Income Advisor, LLC, our external advisor.
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

•
completion of the Merger is subject to many conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs;

•	failure to complete the Merger could negatively impact our future business and financial results;

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
the pendency of the Merger, including as a result of the restrictions on the operation of our business during the period between signing the related merger agreement and the completion of the Merger, could adversely affect our business and operations;

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
Overview
We were formed on May 4, 2009, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a real estate investment trust, or REIT. We own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. As of September 30, 2019, we owned (1) 27 multifamily properties located within the greater Midwest and southern geographic regions of the United States that comprised a total of 7,527 apartment homes and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. The total purchase price of our real estate portfolio was $862,854,253. At September 30, 2019, our portfolio was approximately 97.5% leased.
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
Market Outlook
We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities in the multifamily sector. Home ownership rates are near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, approximately 30% of Millennials are still living with their parents or are still in school. When they are employed, Millennials will likely rent moderate income apartments based upon an average income of $45,000 - $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.
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
The obligation of each party to consummate the Merger is subject to a number of conditions, including receipt of the approval of the Merger and an amendment to our Charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of our common stock, or the SIR Stockholder Approval.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We (with the prior approval of the special committee of our board of directors) may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to our receipt of the SIR Stockholder Approval pursuant to the terms of the Merger Agreement. STAR may terminate the Merger Agreement at any time prior to the receipt of the SIR Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the Merger Agreement).
If the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or making an Adverse Recommendation Change, then we must pay to STAR a termination fee of $20,866,122 and up to $2,000,000 as reimbursement for STAR’s Expenses (as defined in the Merger Agreement).
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
For additional information on the Merger, see our Current Report on Form 8-K filed with the SEC on August 6, 2019.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Real Estate Portfolio
As of September 30, 2019, we owned the 27 multifamily properties listed below:

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at September 30, 2019	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
1	Clarion Park Apartments	Olathe, KS	6/28/2011	220	$11,215,000	$11,936,941	95.7%	96.4%	$872	$841
2	Spring Creek Apartments	Edmond, OK	3/9/2012	252	19,350,000	17,145,073	97.4%	94.0%	873	848
3	Montclair Parc Apartment Homes	Oklahoma City, OK	4/26/2012	360	35,750,000	—	96.8%	94.4%	891	857
4	Hilliard Park Apartments	Columbus, OH	9/11/2012	201	19,800,000	12,173,887	96.2%	94.5%	1,140	1,120
5	Sycamore Terrace Apartments	Terre Haute, IN	9/20/2012 & 3/5/2014	250	23,174,157	22,728,173	93.1%	94.0%	1,171	1,138
6	Hilliard Summit Apartments	Columbus, OH	9/28/2012	208	24,100,000	14,757,094	95.3%	95.7%	1,236	1,217
7	Forty 57 Apartments	Lexington, KY	12/20/2012	436	52,500,000	34,982,843	96.3%	93.1%	970	912
8	Riverford Crossing Apartments	Frankfort, KY	12/28/2012	300	30,000,000	19,904,276	96.9%	97.3%	978	933
9	Montecito Apartments	Austin, TX	12/31/2012	268	19,000,000	12,596,576	96.7%	95.1%	1,039	1,008
10	Hilliard Grand Apartments	Dublin, OH	12/31/2012	314	40,500,000	28,108,786	96.1%	96.5%	1,317	1,290
11	Deep Deuce at Bricktown	Oklahoma City, OK	3/28/2013	294	38,271,000	32,087,170	94.6%	93.9%	1,284	1,235
12	Retreat at Quail North	Oklahoma City, OK	6/12/2013	240	25,250,000	16,103,751	94.4%	92.9%	978	954
13	Tapestry Park Apartments	Birmingham, AL	8/13/2013 & 12/1/2014	354	50,285,000	48,223,343	95.6%	92.9%	1,376	1,311
14	BriceGrove Park Apartments	Canal Winchester, OH	8/29/2013	240	20,100,000	—	95.6%	95.8%	911	879
15	Retreat at Hamburg Place	Lexington, KY	9/5/2013	150	16,300,000	—	97.0%	96.0%	1,038	897
16	Villas at Huffmeister	Houston, TX	10/10/2013	294	37,600,000	27,213,547	95.4%	93.9%	1,228	1,209
17	Villas of Kingwood	Kingwood, TX	10/10/2013	330	40,150,000	34,598,132	96.9%	94.8%	1,246	1,282
18	Waterford Place at Riata Ranch	Cypress, TX	10/10/2013	228	23,400,000	—	96.3%	93.9%	1,149	1,104
19	Carrington Place	Houston, TX	11/7/2013	324	32,568,034	—	94.3%	91.7%	1,117	1,076
20	Carrington at Champion Forest	Houston, TX	11/7/2013	284	33,000,000	—	95.6%	94.0%	1,147	1,106
21	Carrington Park at Huffmeister	Cypress, TX	11/7/2013	232	25,150,000	19,472,583	95.3%	94.4%	1,170	1,198

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

				Number of Units	Total Purchase Price	Mortgage Debt Outstanding at September 30, 2019	Average Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date				Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
22	Heritage Grand at Sienna Plantation	Missouri City, TX	12/20/2013	240	$27,000,000	$16,654,527	93.4%	95.8%	$1,160	$1,147
23	Mallard Crossing Apartments	Loveland, OH	12/27/2013	350	39,800,000	—	96.1%	93.7%	1,142	1,095
24	Reserve at Creekside	Chattanooga, TN	3/28/2014	192	18,875,000	14,701,227	97.2%	96.4%	1,055	1,040
25	Oak Crossing Apartments	Fort Wayne, IN	6/3/2014	222	24,230,000	20,235,203	97.2%	95.9%	1,024	1,002
26	Double Creek Flats	Plainfield, IN	5/7/2018	240	31,852,079	21,893,600	96.3%	93.8%	1,050	1,063
27	Jefferson at Perimeter Apartments	Dunwoody, GA	6/11/2018	504	103,633,983	72,909,761	94.6%	89.3%	1,413	1,331
				7,527	$862,854,253	$498,426,493	95.8%	94.3%	$1,123	$1,068
________________

(1)	At September 30, 2019 and December 31, 2018, our portfolio was approximately 97.5% and 95.5% leased, respectively.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforward related to the REIT. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
Distributions
Our board of directors has historically declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We have and may continue to declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.001519 per share per day during the nine months ended September 30, 2019.
The distributions declared and paid during the first and second quarters of 2019 were as follows:

Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Distributions Paid(3)	Sources of Distributions Paid		Net Cash (Used in) Provided By Operating Activities
				Cash Flow From Operations	Cash and Cash Equivalents
First Quarter 2019	$10,186,657	$0.137	$10,196,066	$—	$10,196,066	$(2,306,329)
Second Quarter 2019	10,266,544	0.138	10,390,783	5,792,413	4,598,370	5,792,413
Third Quarter 2019	10,349,426	0.140	10,359,596	4,861,763	5,497,833	4,861,763
	$30,802,627	$0.415	$30,946,445	$10,654,176	$20,292,269	$8,347,847
________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.001519 per share per day during the three and nine months ended September 30, 2019.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end. All distributions were paid in cash.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three and nine months ended September 30, 2019, we paid aggregate distributions of $10,359,596 and $30,946,445, respectively. All such distributions were paid in cash. For the three and nine months ended September 30, 2019, our net (loss) income was $(5,557,926) and $72,277,928, we had funds from operations, or FFO, of $3,695,333 and $13,190,454 and net cash provided by operating activities of $4,861,763 and $8,347,847, respectively. For the three and nine months ended September 30, 2019, of the $10,359,596 and $30,946,445 in total distributions paid, all of which were paid in cash, we funded $4,861,763 and $10,654,176, or 47% and 34%, of distributions paid with net cash provided by operating activities and $5,497,833 and $20,292,269, or 53% and 66%, with existing cash and cash equivalents, respectively. Since inception, of the $406,180,132 in total distributions paid through September 30, 2019, including shares issued pursuant to our distribution reinvestment plan, 58% of such amounts were funded from cash flow from operations, 19% of such amounts were funded from the sales of real estate investments, 9% of such amounts were funded from offering proceeds, 2% of such amounts were funded from credit facilities and 12% of such amounts were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net income (loss), see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2019, our debt was approximately 50% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties, as determined by an independent third-party appraiser or qualified independent valuation expert. Under our Third Articles of Amendment and Restatement, or our charter, we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
We intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balances, which was $120,202,920 as of September 30, 2019;

•	various forms of secured and unsecured financing, including the financing of our unencumbered properties; and

•	equity capital from joint venture partners.
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
Refinancing Transactions
On the closing dates set out in the table below, we, through our indirect wholly-owned subsidiaries, refinanced $203,010,610 of existing variable rate loans with our existing lenders, Jones Lang LaSalle Multifamily, LLC, or JLL, Berkadia Commercial Mortgage LLC, or Berkadia, PNC Bank, National Association, or PNC Bank, and Newmark Knight Frank, or NKF, or collectively, the Lenders, with new fixed rate Freddie Mac loans and a fixed rate Fannie Mae loan in an aggregate principal amount of $222,934,000. Each of the loans has a maturity date of October 1, 2029. Interest only payments are payable monthly through October 1, 2025, with interest and principal payments due monthly thereafter. The borrowers paid $1,016,689 in the aggregate in loan origination fees to the Lenders in connection with the refinancings, and the Advisor earned loan coordination fees of $600,000.

Secured Property	Closing Dates	Lender	Interest Rate	Principal Loan Amount
Jefferson at Perimeter Apartments	9/20/2019	JLL	3.48%	$73,800,000
Reserve at Creekside	9/20/2019	Berkadia	3.57%	15,000,000
Tapestry Park Apartments	9/26/2019	NKF	3.66%	48,750,000
Sycamore Terrace Apartments	9/26/2019	NKF	3.62%	23,067,000
Villas at Huffmeister	9/27/2019	PNC Bank	3.56%	27,440,000
Villas of Kingwood	9/27/2019	PNC Bank	3.56%	34,877,000
				$222,934,000

Credit Facility
On July 29, 2016, we entered into a credit agreement and a multifamily note with PNC Bank, that provided for a credit facility in an amount not to exceed $350,000,000 to refinance certain of our then-existing mortgage loans. The credit facility had a maturity date of August 1, 2021, subject to extension. During 2017 and 2018, seven of the collateralized properties, were either disposed or refinanced, with the advances made to each of the collateralized properties being repaid in full. On July 29, 2019, we made a final remaining principal payment and terminated the credit facility.
Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $8,347,847, compared to net cash provided by operating activities of $19,952,067 for the nine months ended September 30, 2018. The decrease in net

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

cash provided by operating activities was primarily due to the disposition of 12 multifamily properties subsequent to September 30, 2018 in addition to changes in net income, investment in unconsolidated joint venture, other assets, accounts payable and accrued liabilities and due to affiliates compared to the nine months ended September 30, 2018.
Cash Flows Provided by Investing Activities
During the nine months ended September 30, 2019, net cash provided by investing activities was $203,159,878, compared to $98,433,184 during the nine months ended September 30, 2018. The increase in net cash provided by investing activities was primarily due to the disposition of eight multifamily properties during the nine months ended September 30, 2019 compared to disposition of 11 multifamily properties including the contribution of eight multifamily properties to the joint venture in exchange for cash and a 10% interest in the joint venture, partially offset by the acquisition of two multifamily properties during the nine months ended September 30, 2018. Net cash provided by investing activities during the nine months ended September 30, 2019, consisted of the following:

•	$341,300 of cash provided by the investment in an unconsolidated joint venture, net of contributions paid to the unconsolidated joint venture of $548,800;

•	$9,423,100 of cash used for improvements to real estate investments;

•	$47,000 of cash used for the purchase of interest rate cap agreements;

•	$211,990,358 of cash provided by the sales of real estate investments; and

•	$298,320 of cash provided by insurance claims.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2019, net cash used in financing activities was $236,134,423, compared to $210,595,782 during the nine months ended September 30, 2018. The increase in cash flows used in financing activities is due primarily to the increase in principal repayments on mortgage notes payable, the increase in principal repayments on our credit facility and the payment of debt extinguishment costs, partially offset by the increase in proceeds from the issuance of notes payable and the reduction in the amount of cash distributions paid to our stockholders. Net cash used in financing activities during the nine months ended September 30, 2019, consisted of the following:

•
$143,542,244 of net cash used for mortgage notes payable, comprised of $365,119,705 of cash used for principal repayments, $222,934,000 of proceeds from mortgage notes payable and the payment of deferred financing costs of $1,356,539;

•	$52,656,750 of cash used for principal payments of the credit facility;

•	$2,988,984 of cash paid for the extinguishment of debt;

•	$30,946,445 of cash distributions; and

•	$6,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured borrowings, and intend to use secured and unsecured borrowings in the future. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At September 30, 2019, our debt was approximately 50% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of September 30, 2019, we had indebtedness totaling $498,426,493, comprised of an aggregate principal amount of $502,584,586, and net deferred financing costs of $4,158,093. For more information on our outstanding indebtedness, see Note 6 (Debt) to the unaudited consolidated financial statements.
The following is a summary of our contractual obligations as of September 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$178,690,201	$4,096,894	$37,107,319	$33,761,132	$103,724,856
Principal payments on outstanding debt obligations(2)	502,584,586	787,141	18,958,980	80,745,145	402,093,320
Total	$681,274,787	$4,884,035	$56,066,299	$114,506,277	$505,818,176
_____________________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2019. We incurred interest expense of $6,044,495 and $20,505,685 during the three and nine months ended September 30, 2019, including amortization of deferred financing costs totaling $130,114 and $729,401, amortization of loan premiums of $0 and $48,562, loan fees associated with mortgage notes refinancing of $587,615 and $595,040 and net unrealized losses from the change in fair value of interest rate cap agreements of $2,066 and $163,363, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the deferred financing costs associated with the notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2019 and December 31, 2018 we were in compliance with all of our financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The ability to compare one period to another is affected by the acquisitions and dispositions made during those periods and our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 27 as of September 30, 2019, from 39 as of September 30, 2018. Our results of operations were primarily affected by (1) the disposition of three multifamily properties and the contribution of eight multifamily properties to the joint venture in exchange for cash and a proportionate 10% interest in the joint venture during the nine months ended September 30, 2018, (2) the acquisition of two multifamily properties during the nine months ended September 30, 2018, (3) the disposition of 12 multifamily properties subsequent to September 30, 2018 and (4) our value-enhancement activity completed through September 30, 2019, as further discussed below.
Throughout this “Results of Operations” discussion, for the nine months ended September 30, 2018, references to the disposition of 11 multifamily properties includes the contribution of eight multifamily properties to the joint venture.
Our results of operations for the three and nine months ended September 30, 2019, are not indicative of those expected in future periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and, to a lesser extent, anticipated value-enhancement projects.

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
Consolidated Results of Operations for the Three Months Ended September 30, 2019 and 2018
The following table summarizes the consolidated results of operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$27,823,551	$36,241,718	$(8,418,167)	(23)%	$(9,851,358)	$1,433,191
Operating, maintenance and management	(6,871,764)	(10,457,331)	3,585,567	34%	3,528,756	56,811
Real estate taxes and insurance	(4,031,558)	(5,657,098)	1,625,540	29%	1,415,825	209,715
Fees to affiliates	(3,934,709)	(4,113,139)	178,430	4%	985,540	(807,110)
Depreciation and amortization	(8,520,813)	(12,579,032)	4,058,219	32%	2,956,533	1,101,686
Interest expense	(6,044,495)	(8,496,658)	2,452,163	29%	1,719,077	733,086
Loss on debt extinguishment	(597,681)	—	(597,681)	(100)%	—	(597,681)
General and administrative expenses	(3,063,653)	(1,107,644)	(1,956,009)	(177)%	79,728	(2,035,737)
Equity in loss from unconsolidated joint venture	(228,667)	(287,540)	58,873	20%	58,873	—
Loss on sale of real estate, net	(88,137)	—	(88,137)	(100)%	(88,137)	—
Net loss	$(5,557,926)	$(6,456,724)	$898,798	14%

NOI(3)	$15,772,474	$18,940,482	$(3,168,008)	(17)%
FFO(4)	$3,695,333	$6,770,832	$(3,075,499)	(45)%
MFFO(4)	$4,295,080	$6,766,274	$(2,471,194)	(37)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, related to multifamily properties acquired or disposed of on or after July 1, 2018.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, related to multifamily properties owned by us throughout both periods presented.

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate book values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net income (loss) or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net income (loss), see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended September 30, 2019, we had a net loss of $5,557,926, compared to a net loss of $6,456,724 for the three months ended September 30, 2018. The decrease in net loss of $898,798 over the comparable prior year period was primarily due to the decrease in operating, maintenance and management expenses of $3,585,567, the decrease in real estate taxes and insurance of $1,625,540, the decrease in fees to affiliates of $178,430, the decrease in depreciation and amortization expense of $4,058,219, the decrease in interest expense of $2,452,163 and the decrease in equity in losses of unconsolidated joint venture of $58,873, partially offset by the decrease in total revenues of $8,418,167, the increase in loss on debt extinguishment of $597,681, the increase in general and administrative expenses of $1,956,009 and the increase in loss on sales of real estate, net of $88,137. Our results of operations were primarily impacted by the disposition of 12 multifamily properties since September 30, 2018.
Total revenues
Rental income and other income for the three months ended September 30, 2019, were $27,823,551 compared to $36,241,718 for the three months ended September 30, 2018. The decrease of $8,418,167 was primarily due to our total number of units decreasing by 3,095 from 10,622 at September 30, 2018, to 7,527 at September 30, 2019, as a result of the disposition of 12 multifamily properties, partially offset by the average occupancy increasing from 94.2% at September 30, 2018 to 95.8% at September 30, 2019, and the average monthly rent increasing from $1,058 at September 30, 2018 to $1,123 at September 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and any value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2019, were $6,871,764 compared to $10,457,331 for the three months ended September 30, 2018. The decrease of $3,585,567 was primarily due to the decrease in the number of properties in our portfolio subsequent to September 30, 2018, in addition to a decrease of $56,811 in operating, maintenance and management expenses at the multifamily properties held throughout both periods. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the three months ended September 30, 2019, were $4,031,558 compared to $5,657,098 for the three months ended September 30, 2018. The decrease of $1,625,540 was due primarily to a decrease of $1,415,825 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2018, in addition to the decrease of $209,715 at the properties held throughout both periods as a result of successful challenges to assessed real

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

estate tax values. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2019, were $3,934,709 compared to $4,113,139, for the three months ended September 30, 2018. The decrease of $178,430 was primarily due to the decrease of investment management fees and property management fees as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2018, partially offset by the increase in loan coordination fees payable to our advisor of $600,000 as a result of the refinancing of six multifamily properties during the three months ended September 30, 2019. We expect fees to affiliates to decrease in future periods as a result of continued lower property management fees and investment management fees incurred on a smaller portfolio.
Depreciation and amortization
Depreciation and amortization expenses for the three months ended September 30, 2019, were $8,520,813 compared to $12,579,032 for the three months ended September 30, 2018. The decrease of $4,058,219 was primarily due to the decrease in the number of properties in our portfolio subsequent to September 30, 2018. The decrease of $1,101,686 at the properties held throughout both periods was primarily due to the decrease in amortization of tenant origination and absorption costs. We expect these amounts to increase in future periods as a result of anticipated capital expenditures to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2019, was $6,044,495, compared to $8,496,658 for the three months ended September 30, 2018. The decrease of $2,452,163 was primarily due to a net decrease of $275,824,567 in our total notes payable balance as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2018, the repayment of notes payable related to two properties we still own during the three months ended September 30, 2019 and the repayment of notes payable related to six properties we still own subsequent to September 30, 2018, partially offset by loan fees incurred in connection with the refinancing of six multifamily properties during the three months ended September 30, 2019. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2019, was $597,681 compared to $0 for the three months ended September 30, 2018. These expenses consisted of prepayment penalties and the expense of the unamortized deferred financing costs related to the repayment and extinguishment of the debt at two multifamily properties during the three months ended September 30, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2019, were $3,063,653 compared to $1,107,644 for the three months ended September 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The net increase of $1,956,009 was primarily due to an increase in legal fees and expenses related to the proposed Merger and the increase in director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended September 30, 2019, was $228,667 compared to $287,540 for the three months ended September 30, 2018. Our investment in the joint venture has been accounted for as an

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

unconsolidated joint venture under the equity method of accounting. The decrease in equity in loss from unconsolidated joint venture of $58,873 primarily was due to the decrease in amortization of tenant origination and absorption costs. Equity in loss from unconsolidated joint venture will vary in the future based on the operating results of the joint venture.
Loss on sales of real estate
Loss on sales of real estate for the three months ended September 30, 2019, was $88,137 compared to $0 for the three months ended September 30, 2018. The increase in loss on sales of real estate of $88,137 was due to a land condemnation related to one of our held properties during the three months ended September 30, 2019. Our loss (gain) on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Consolidated Results of Operations for the Nine Months Ended September 30, 2019 and 2018
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,				$ Change Due to Acquisitions and Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$88,166,926	$105,753,652	$(17,586,726)	(17)%	$(20,617,422)	$3,030,696
Operating, maintenance and management	(21,720,715)	(28,936,191)	7,215,476	25%	6,981,145	234,331
Real estate taxes and insurance	(13,376,128)	(18,329,576)	4,953,448	27%	3,433,557	1,519,891
Fees to affiliates	(11,083,920)	(11,854,429)	770,509	6%	1,785,471	(1,014,962)
Depreciation and amortization	(25,961,590)	(34,781,722)	8,820,132	25%	7,626,480	1,193,652
Interest expense	(20,505,685)	(24,408,327)	3,902,642	16%	3,215,014	687,628
Loss on debt extinguishment	(3,432,058)	(2,282,247)	(1,149,811)	(50)%	214,750	(1,364,561)
General and administrative expenses	(6,181,745)	(4,448,377)	(1,733,368)	(39)%	134,981	(1,868,349)
Equity in loss from unconsolidated joint venture	(427,816)	(3,102,044)	2,674,228	86%	2,674,228	—
Gain on sales of real estate, net	86,800,659	81,247,054	5,553,605	7%	5,553,605	—
Net income	$72,277,928	$58,857,793	$13,420,135	23%

NOI(3)	$49,192,594	$55,238,480	$(6,045,886)	(11)%
FFO(4)	$13,190,454	$16,607,689	$(3,417,235)	(21)%
MFFO(4)	$16,785,875	$19,101,204	$(2,315,329)	(12)%
________________

(1)
Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, related to multifamily properties acquired or disposed of on or after January 1, 2018.

(2)
Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, related to multifamily properties owned by us throughout both periods presented.

(3)	See “—Net Operating Income” below for a reconciliation of NOI to net income.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(4)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation FFO and MFFO to net income (loss).
Net income
For the nine months ended September 30, 2019, we had net income of $72,277,928 compared to a net income of $58,857,793 for the nine months ended September 30, 2018. The increase in net income of $13,420,135 over the comparable prior year period was primarily due to the increase in gain on sales of real estate, net of $5,553,605, the decrease in operating, maintenance and management expenses of $7,215,476, the decrease in real estate taxes and insurance of $4,953,448, the decrease in fees to affiliates of $770,509, the decrease in depreciation and amortization expense of $8,820,132, the decrease in interest expense of $3,902,642 and the decrease in equity in loss of unconsolidated joint venture of $2,674,228, partially offset by the decrease in total revenues of $17,586,726, the increase in loss on debt extinguishment of $1,149,811 and the increase in general and administrative expenses of $1,733,368. Our results of operations were primarily impacted by the disposition of 12 multifamily properties since September 30, 2018.
Total revenues
Rental income and other income for the nine months ended September 30, 2019, were $88,166,926 compared to $105,753,652 for the nine months ended September 30, 2018. The decrease of $17,586,726 was primarily due to our total number of units decreasing by 3,095 from 10,622 at September 30, 2018, to 7,527 at September 30, 2019, as a result of the disposition of 12 multifamily properties, partially offset by the average occupancy increasing from 94.2% at September 30, 2018 to 95.8% at September 30, 2019, and the average monthly rent increasing from $1,058 at September 30, 2018 to $1,123 at September 30, 2019. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and any value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the nine months ended September 30, 2019, were $21,720,715 compared to $28,936,191 for the nine months ended September 30, 2018. The decrease of $7,215,476 was primarily due to a net decrease of $6,981,145 as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2018, in addition to a decrease of $234,331 at the multifamily properties held throughout both periods. We expect that these amounts will decrease as a percentage of total revenues as we continue to implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses for the nine months ended September 30, 2019, were $13,376,128 compared to $18,329,576 for the nine months ended September 30, 2018. The decrease of $4,953,448 was primarily due to a decrease of $3,433,557 related to the decrease in the number of properties in our portfolio subsequent to September 30, 2018, in addition to the decrease of $1,519,891 at the properties held throughout both periods as a result of successful challenges to assessed real estate tax values. These amounts may increase in future periods as a result of municipal property tax rate increases and/or increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates for the nine months ended September 30, 2019, were $11,083,920 compared to $11,854,429 for the nine months ended September 30, 2018. The net decrease of $770,509 was primarily due to the decrease of investment management fees and property management fees as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2018, partially offset by the increase in loan coordination fees payable to our advisor of $600,000 as a result of the refinancing of six multifamily properties during the nine months ended September 30, 2019. We expect fees to affiliates to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization
Depreciation and amortization expenses for the nine months ended September 30, 2019, were $25,961,590 compared to $34,781,722 for the nine months ended September 30, 2018. The decrease of $8,820,132 was primarily due to the decrease in the number of properties in our portfolio subsequent to September 30, 2018. The decrease of $1,193,652 at the properties held throughout both periods was primarily due to the decrease in amortization of tenant origination and absorption costs. We expect these amounts to increase in future periods as a result of anticipated capital expenditures to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2019, was $20,505,685 compared to $24,408,327 for the nine months ended September 30, 2018. The decrease of $3,902,642 was primarily due to a net decrease of $275,824,567 in our total notes payable balance as a result of the decrease in the number of properties in our portfolio subsequent to September 30, 2018, the repayment of notes payable related to six properties we still own during the nine months ended September 30, 2019 and the repayment of notes payable related to two properties we still own subsequent to September 30, 2018, partially offset by loan fees incurred in connection with the refinancing of six multifamily properties during the nine months ended September 30, 2019. Our interest expense in future periods will vary based on our level of borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and the opportunity to sell real estate properties and real estate-related investments.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2019, was $3,432,058 compared to $2,282,247 for the nine months ended September 30, 2018. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of five multifamily properties and repayment of notes payable at six multifamily properties during the nine months ended September 30, 2019, compared to the prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of the debt in conjunction with the sale of ten multifamily properties, the refinancing of four multifamily properties and the repayment of notes payable at two multifamily properties during the nine months ended September 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the mortgage notes payable.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2019, were $6,181,745 compared to $4,448,377 for the nine months ended September 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees, independent director compensation and certain state taxes. The net increase of $1,733,368 primarily was due to an increase in legal fees and expenses related to the proposed Merger and the increase in director meeting fees as a result of an increase in the number of meetings compared to the prior year period. We expect general and administrative expenses incurred by our advisor to decrease as a percentage of total revenue.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the nine months ended September 30, 2019, was $427,816 compared to $3,102,044 for the nine months ended September 30, 2018. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. The decrease in equity in loss from unconsolidated joint venture of $2,674,228 primarily was due to the eight multifamily properties contributed to the joint venture in January 2018 experiencing a full period of operations during the nine months ended September 30, 2019, a reduction of amortization expense related to tenant origination and absorption costs that were fully amortized prior to the nine months ended September 30, 2019, and non-recurring insurance proceeds recognized during the nine months ended September 30, 2019. Equity in loss from unconsolidated joint venture will vary in the future based on the operating results of the joint venture.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gain on sales of real estate
Gain on sales of real estate for the nine months ended September 30, 2019, was $86,800,659, compared to $81,247,054 for the nine months ended September 30, 2018. The increase in gain on sales of real estate of $5,553,605 is due to the gain recognized on the disposition of eight multifamily properties during the nine months ended September 30, 2019, compared to the disposition of 11 multifamily properties during the nine months ended September 30, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Property Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
For purposes of evaluating comparative operating performance, we categorize properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2018 and September 30, 2019. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2018 and properties accounted for under the equity method. As of September 30, 2019, 27 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$27,255,745	$26,015,519	$1,240,226	4.8%
Operating expenses	12,344,040	12,362,568	(18,528)	(0.1)%
NOI	14,911,705	13,652,951	1,258,754	9.2%

Non-same-store properties:
NOI	860,769	5,287,531	(4,426,762)

Total NOI(1)	$15,772,474	$18,940,482	$(3,168,008)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net income.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2019, was $14,911,705 compared to $13,652,951 for the three months ended September 30, 2018. The 9.2% increase in same-store net operating income was primarily due to a 4.8% increase in same-store rental revenues in addition to a 0.1% decrease in same-store operating expenses over the comparable prior year period.
Revenues
Same-store revenues for the three months ended September 30, 2019, were $27,255,745 compared to $26,015,519 for the three months ended September 30, 2018. The 4.8% increase in same-store revenues was primarily due to the average rent increases at the same-store properties from $1,083 as of September 30, 2018, to $1,123 as of September 30, 2019, primarily attributable to ordinary monthly rent increases and an increase in occupancy at the same-store properties from 94.2% as of September 30, 2018, to 95.8% as of September 30, 2019.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses
Same-store operating expenses for the three months ended September 30, 2019, were $12,344,040 compared to $12,362,568 for the three months ended September 30, 2018. The decrease related to same-store operating expenses did not indicate a meaningful change during the three months ended September 30, 2019, relative to the comparable prior year period.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner. ASU 2017-01 now forms part of ASC 805, Business Combinations, or ASC 805.
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
The usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASC 805), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a reconciliation of our NOI to net income (loss) for the three and nine months ended September 30, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(5,557,926)	$(6,456,724)	$72,277,928	$58,857,793
Fees to affiliates(1)	2,573,063	2,603,225	6,876,766	7,731,826
Depreciation and amortization	8,520,813	12,579,032	25,961,590	34,781,722
Interest expense	6,044,495	8,496,658	20,505,685	24,408,327
Loss on debt extinguishment	597,681	—	3,432,058	2,282,247
General and administrative expenses	3,063,653	1,107,644	6,181,745	4,448,377
Loss (gain) on sales of real estate, net	88,137	—	(86,800,659)	(81,247,054)
Adjustments for investment in unconsolidated joint venture(2)	1,010,364	1,001,590	2,673,741	5,236,092
Other gains(3)	(567,806)	(390,943)	(1,916,260)	(1,260,850)
Net operating income	$15,772,474	$18,940,482	$49,192,594	$55,238,480
________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2019, exclude property management fees of $796,493 and $2,522,318 and other reimbursements of $565,153 and $1,684,836, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2018, exclude property management fees of $1,035,326 and $3,038,678 and other reimbursements of $474,588 and $1,083,925, respectively, that are included in NOI.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net income attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture.

(3)	Other gains for the three and nine months ended September 30, 2019 and 2018 include non-recurring insurance proceeds and interest income that are not included in NOI.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses that are not capitalized, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of net (loss) income to MFFO:	2019	2018	2019	2018
Net (loss) income	$(5,557,926)	$(6,456,724)	$72,277,928	$58,857,793
Depreciation of real estate assets	8,519,728	11,657,288	25,945,678	33,498,945
Amortization of lease-related costs(1)	—	921,744	12,764	1,282,777
Loss (gain) on sales of real estate, net	88,137	—	(86,800,659)	(81,247,054)
Adjustments for investment in unconsolidated joint venture(2)	645,394	648,524	1,754,743	4,215,228
FFO	3,695,333	6,770,832	13,190,454	16,607,689
Acquisition expenses(3)(4)	—	13,641	—	314,774
Unrealized loss (gain) on derivative instruments	2,066	(18,199)	163,363	(103,506)
Loss on debt extinguishment	597,681	—	3,432,058	2,282,247
MFFO	$4,295,080	$6,766,274	$16,785,875	$19,101,204
________________

(1)
Amortization of lease-related costs for the three and nine months ended September 30, 2019, excludes amortization of operating lease right-of-use assets of $1,085 and $3,148 that are included in FFO, respectively. There was no amortization of operating lease right-of-use assets during the three and nine months ended September 30, 2018.

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

(3)
By excluding acquisition expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include payments to our advisor or third parties. Historically, acquisition expenses under GAAP were considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition expenses are capitalized and depreciated under certain conditions. All paid and accrued acquisition expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these expenses and other costs related to the property. In the event that operational earnings and cash flow are not available to fund our reimbursement of acquisition expenses incurred by our advisor, such expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows.

(4)
No acquisition expenses were incurred for each of the three and nine months ended September 30, 2019. Acquisition expenses for the three and nine months ended September 30, 2018 of $13,641 and $314,774, respectively, that related to dead deal costs, did not meet the criteria for capitalization under ASC 805 and were recorded in general and administrative expenses in the accompanying condensed consolidated unaudited statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds at fixed rates and intend in the future to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2019, the fair value of our fixed rate debt was $498,323,633 and the carrying value of our fixed rate debt was $498,426,493. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of September 30, 2019, we had no outstanding variable rate debt instruments and therefore were not subject to interest rate risk related to variable debt instruments.
At September 30, 2019, the weighted-average interest rate of our fixed rate debt was 3.75%. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2019 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2019 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2019 were not in excess of the capped rates. See also Note 11 (Derivative Financial Instruments) to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part 1, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 15, 2019 and in our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
During the three months ended September 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased(2)	Average Price Paid per Share(3)(4)	Approximate Dollar Value of Shares Available That May Yet Be /Repurchased Under the Program
July 2019	28,429	222,982	$8.97	(5)
August 2019	21,546	—	—	(5)
September 2019	28,870	—	—	(5)
	78,845	222,982	8.97
____________________

(1)
We generally repurchase shares on the last business day of the month following the end of each fiscal quarter in which requests were received. At September 30, 2019, we had $710,887, representing 77,453 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 31, 2019.

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
The “share repurchase price” is equal to 93% of the estimated value per share less reductions due to the holding period for shares and other events specified in the share repurchase program. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or qualifying disability (as determined by our board of directors in its sole discretion) will be equal to the average issue price per share for all of the stockholder’s shares purchased from us.

PART II—OTHER INFORMATION (continued)

(4)	For the three months ended September 30, 2019, the sources of the cash used to repurchase shares were 100% from existing cash and cash equivalents.
(5) The number of shares that may be repurchased pursuant to the share repurchase program during any calendar year is limited to 5% of the weighted-average number of shares outstanding during the prior calendar year and the dollar value of the shares repurchased shall not exceed $2,000,000 in any quarter. In connection with the proposed SIR Merger, on August 5, 2019, our board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied beginning with repurchases made on the repurchase dates (as defined in the Amended & Restated SRP) subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, we will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by our board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended & Restated SRP continue to be limited to $2,000,000 per quarter.

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

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2
Multifamily Loan and Security Agreement, made as of September 20, 2019, by and between SIR Jefferson, LLC and Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed September 25, 2019 and incorporated herein by reference).

10.3
Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of September 20, 2019, by and between SIR Jefferson, LLC and Jones Lang LaSalle Multifamily, LLC
(included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 25, 2019, and incorporated herein by reference).

10.4
Assignment of Management Agreement, dated as of September 20, 2019, by and among SIR Jefferson, LLC, Jones Lang LaSalle Multifamily, LLC and Steadfast Management Company, Inc. (included as Exhibit 10.3 to

PART II—OTHER INFORMATION (continued)

the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 25, 2019, and incorporated herein by reference).

10.5
Guaranty of Non-Recourse Obligations, dated as of September 20, 2019, by Steadfast Income REIT, Inc. for the benefit of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 25, 2019, and incorporated herein by reference).

10.6
Multifamily Note, made as of September 20, 2019, by SIR Jefferson, LLC, in favor of Jones Lang LaSalle Multifamily, LLC (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 25, 2019, and incorporated herein by reference).

10.7
Multifamily Loan and Security Agreement, made as of September 26, 2019, by and between SIR Tapestry Park, LLC and Berkeley Point Capital, LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 30, 2019, and incorporated herein by reference).

10.8
Multifamily Mortgage, Assignment of Rents, and Security Agreement, dated as of September 26, 2019, by and between SIR Tapestry Park, LLC and Berkeley Point Capital, LLC, d/b/a Newmark Knight Frank
(included as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 30, 2019, and incorporated herein by reference).

10.9
Assignment of Management Agreement and Subordination of Management Fees, dated as of September 26, 2019, by and among SIR Tapestry Park, LLC, Berkeley Point Capital, LLC, d/b/a Newmark Knight Frank and Steadfast Management Company, Inc. (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 30, 2019, and incorporated herein by reference).

10.10
Guaranty, dated as of September 26, 2019, by Steadfast Income REIT, Inc. for the benefit of Berkeley Point Capital, LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 30, 2019, and incorporated herein by reference).

10.11
Multifamily Note, made as of September 26, 2019, by SIR Tapestry Park, LLC, in favor of Berkeley Point Capital, LLC, d/b/a Newmark Knight Frank (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-54674) filed with the SEC on September 30, 2019, and incorporated herein by reference).

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

PART II—OTHER INFORMATION (continued)

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

Steadfast Income REIT, Inc.
Date:	November 8, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)